Form 10-Q
period 1999-05-31
JEWETT CAMERON TRADING CO LTD
filed 1999-07-14
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------
Commission file number: 0-19954

                      JEWETT-CAMERON TRADING COMPANY, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         BRITISH COLUMBIA                                     NONE
(State or other jurisdiction of             (IRS Employer Identification Number)
    incorporation or organization)

                32275 N.W. Hillcrest, North Plains, Oregon 97133
                ------------------------------------------------
                    (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (503) 647-0110

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since May 16, 1992 and (2) has been subject to the above filing requirements for the past 90 days.

Yes  X   No
   -----   -----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No
   -----  -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock: 1,157,162 Shares.
                                                               ---------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Attached hereto and incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information:

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Overview:

During the third quarter of Fiscal 1999, ended May 31st, the Company had an increase in gross sales of $849,586 as compared to the third quarter of Fiscal 1998. The increase in net income for the third quarter of Fiscal 1999 as compared to the third quarter of Fiscal 1998 was $40,602.

Results of Operations.

For the third quarter of the current fiscal year, ending March 31, 1999, gross sales increased 8.5% to $10,849,674 compared to $10,000,088 for the same quarter of the previous year.

General and administrative expenses for the Company were $766,556 for the third quarter up from $608,676 for the third quarter of last year. The primary reasons for the increase of $157,880 are increases of $145,522 in the categories of "wages and employee benefits"; and, $24,015 in "professional fees". Decreases; however, did occur in the categories of "depreciation and amortization"; "office and miscellaneous" "warehouse expenses and supplies" and "repairs and maintenance". The decreases in these categories totaled $11,661.

Net income for the quarter was $235,645 which represents a 21% increase over the third quarter of last year when net income was $195,043. The increase in net income was due primarily to a 57% increase in income from operations.

Earnings per share was $0.20 for the third quarter of Fiscal 1999 compared to $0.17 for the third quarter of fiscal 1998.

For the nine-month period ended May 31, 1999, Sales for Jewett-Cameron Lumber were $17,802,645, up 3.6% compared to sales of $17,189,841 for the first nine months of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $824,621 for the first nine months compared to $960,050 for the first nine months of last year, down 14.1%

Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were $248,575 for first nine months compared to $683,246 for the first nine months of last year, down 63.6%.

For the nine-month period ended May 31, 1999, gross profit as a percentage of sales increased by about 2.85% and income before taxes increased by $215,602.

In the nine-month period ended May 31, 1999, the net income was $467,816 versus a net income of $364,093 for the same period last year. Nine-month earnings per share were $0.40 versus $0.31 last year.

Liquidity and Capital Resources

As of May 31, 1999 the Company had working capital of $3,961,687 which represented a decrease of $712,757 as compared to the working capital position of $4,674,444 as of May 31, 1998. The decrease in working capital was due to a decrease in cash and cash equivalents of $414,437, a decrease in accounts receivable of $83,292, a decrease in income tax receivable of $24,873, a decrease in inventory of $1,013,380 and a decrease in prepaid expenses of $24,283. In the category of current liabilities, bank indebtedness decreased by $1,450,542 and accounts payable and accrued liabilities increased by $603,034.

Accounts Receivable and Inventory represented 94.5% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $5.0 million of which there was an outstanding balance as of May 31, 1999 of $2,500,000.. As of the end of Fiscal 1998 (August 31st) the Company had an outstanding balance of $767,321 and at the end of the first quarter of Fiscal 1999, the Company had no outstanding balance.

Based on the Company's current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

Impact of the Year 2000 Issue:

The Company has completed as assessment of the impact of the Year 2000 issue on its internal systems and equipment, on its products and on the systems of its significant vendors. Based on this assessment, the company believes that its internal systems have been updated to address the Year 2000 issue, its products will properly recognize calendar dates beginning in the Year 2000, and its significant vendors are appropriately addressing the Year 2000 issue. Accordingly, the Company believes it is Year 2000 ready and does not expect that the Year 2000 will have a material impact on the Company's business, results of operations or financial condition. However, there can be no assurance that the systems of other companies on which the Company relies will not have an adverse effect on the Company's systems.

Subsequent Events

         None

                           PART II - OTHER INFORMATION

Item 6.  Exhibits

Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Jewett-Cameron Trading Company Ltd.
                                                     (Registrant)


Dated: July 13, 1999                    By: /s/ Donald M. Boone, President & CFO
                                            ------------------------------------

                       JEWETT-CAMERON TRADING COMPANY LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                       (Unaudited - See Notice to Reader)

                                   MAY 31, 1999

                        [Davidson & Company Letterhead]












                                NOTICE TO READER


We have compiled the consolidated balance sheet of Jewett-Cameron Trading Company Ltd. as at May 31, 1999 and the consolidated statements of operations, cash flows, and changes in shareholders' equity for the nine month period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



                                                           /s/Davidson & Company

Vancouver, Canada                                          Chartered Accountants

June 30, 1999

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

                                           May 31,       May 31,     August 31,
                                              1999          1998           1998
                                        ----------    ----------     ----------
ASSETS
Current
   Cash and cash equivalents           $   379,693    $  794,130     $   52,929
   Accounts receivable                   3,986,176     4,069,468      2,006,270
   Income tax receivable                         -        24,873             -
   Inventory                             3,809,946     4,823,326      3,048,803
   Prepaid expenses                         73,120        97,403         45,753
                                        ----------    ----------     ----------

 Total current assets                    8,248,935     9,809,200      5,153,755

 Capital assets (Note 3)                 1,568,273     1,623,422      1,594,346

 Deferred financing charges (Note 4)             -         1,792              -

 Deferred income taxes (Note 5)            203,200        33,700        203,200

 Deposits                                   74,345        83,345         74,345

 Trademarks (Note 6)                       172,686       201,998        194,587
                                        ----------    ----------     ----------

                                       $10,267,439   $11,753,457     $7,220,233
===============================================================================

                                  - continued -

     The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

==========================================================================================================
                                                                 May 31,           May 31,      August 31,
                                                                    1999              1998            1998
                                                             ------------     ------------    ------------

Cont'd...

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
   Bank indebtedness (Note 7)                                $  2,500,000     $  3,950,542    $    767,321
   Accounts payable and accrued liabilities                     1,787,248        1,184,214         736,263

Total current liabilities                                       4,287,248        5,134,756       1,503,584

Convertible debentures (Note 8)                                         -          549,040               -

Deferred foreign exchange gain                                          -            6,088               -
                                                             ------------     ------------    ------------
                                                                4,287,248        5,689,884       1,503,584
                                                             ------------     ------------    ------------
Shareholders' equity
  Capital stock
    Authorized
      20,000,000 common shares, without par value
      10,000,000 preferred shares, without par value
    Issued
      1,157,162  common shares (May 31, 1998 - 1,164,762;
                  August 31, 1998 - 1,176,762)                  1,932,096        1,926,235       1,960,368
  Additional paid-in capital                                      582,247          582,247         582,247
  Retained earnings                                             3,664,441        3,555,091       3,291,664
                                                             ------------     ------------    ------------

                                                                6,178,784        6,063,573       5,834,279

Less: Treasury stock - 39,600 common shares (May 31,1998 - Nil;
                      August 31, 1998 - 20,600)                  (198,593)              -         (117,630)
                                                             ------------     ------------    ------------


                                                                5,980,191        6,063,573       5,716,649
                                                             ------------     ------------    ------------
                                                             $ 10,267,439     $ 11,753,457    $  7,220,233
==========================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

================================================================================================================
                                                  Three month      Three month       Nine month       Nine month
                                                 period ended     period ended     period ended     period ended
                                                      May 31,          May 31,          May 31,          May 31,
                                                         1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------
SALES                                           $  10,849,674    $  10,000,088    $  18,875,841    $  18,833,137

COST Of SALES                                       9,425,898        8,972,509       16,024,948       16,448,426

GROSS PROFIT                                        1,423,776        1,027,579        2,850,893        2,384,711

GENERAL AND ADMINISTRATIVE
EXPENSES - Schedule                                   766,556          608,676        1,898,410        1,595,373
                                                -------------    -------------    -------------    -------------
Income from operations                                657,220          418,903          952,483          789,338
                                                -------------    -------------    -------------    -------------
OTHER ITEMS
  Amortization of deferred financing charges                -           (5,370)               -          (16,111)
  Interest income                                      21,641           18,154           35,520            1,995
  Interest expense                                    (70,891)        (118,910)        (102,746)        (240,189)
  Foreign exchange gain (loss)                        (12,953)          18,266              931           35,060
  Write-down of inventory                             (48,372)               -          (48,372)               -
                                                -------------    -------------    -------------    -------------
                                                     (110,575)         (87,860)        (114,667)        (219,245)
                                                -------------    -------------    -------------    -------------

Income before income taxes                            546,645          331,043          837,816          570,093

Income taxes                                         (311,000)        (136,000)        (370,000)        (206,000)
                                                -------------    -------------    -------------    -------------
Net income for the period                       $     235,645    $     195,043    $     467,816    $     364,093

================================================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

======================================================================================================
                                        Three month      Three month       Nine month       Nine month
                                       period ended     period ended     period ended     period ended
                                            May 31,          May 31,          May 31,          May 31,
                                               1999             1998             1999             1998
------------------------------------------------------------------------------------------------------

Depreciation and amortization           $    36,101     $     39,440     $    107,605     $    129,188

Insurance                                    15,697           15,510           42,944           34,334

Office and miscellaneous                     61,527           66,686          182,378          147,340

Professional fees                            47,642           23,627          108,375           77,125

Repairs and maintenance                       8,101           10,166           30,032           26,239

Telephone and utilities                      22,753           22,847           67,583           63,300

Travel, entertainment and advertising        38,184           38,273          126,592          108,254

Wages and employee benefits                 513,366          367,844        1,180,411          946,041

Warehouse expenses and supplies              23,185           24,283           52,490           63,552
                                        -----------     ------------     ------------     ------------

                                        $   766,556     $    608,676     $  1,898,410     $  1,595,373
------------------------------------------------------------------------------------------------------






     The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

===============================================================================
                                                     Nine Month     Nine Month
                                                   period ended   period ended
                                                        May 31,        May 31,
                                                           1999           1998
-------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
   Net income for the period                        $   467,816    $   364,093
   Items not involving an outlay of cash:
    Depreciation and amortization                       107,605        129,188
    Amortization of deferred finance charges                  -         16,111
    Amortization of deferred foreign exchange                 -        (35,573)
    Write-down of inventory                              48,372              -
    Other                                                     -          1,523

   Net change in non-cash working capital items:
    Increase in accounts receivable                  (1,979,906)      (997,555)
    Decrease in income taxes receivable                       -         12,787
    Increase in inventory                              (809,515)      (786,726)
    Increase in prepaid expenses                        (27,367)       (30,661)
    Increase in deferred income taxes                         -         (6,500)
    Increase in bank indebtedness                     1,732,679      1,432,461
    Increase in accounts payable and accrued          1,050,985        534,176
     liabilities
                                                  -------------    -----------

   Net cash provided by operating activities            590,669        633,324
                                                  -------------    -----------

FINANCING ACTIVITIES
   Treasury shares acquired                            (215,317)       (36,466)
   Capital stock issued                                  11,043         52,119
                                                  -------------    -----------
   Net cash provided by (used for) financing           (204,274)        15,653
    activities
                                                  -------------    -----------
INVESTING ACTIVITIES
   Deposits                                                   -            600
   Purchase of capital assets                           (59,631)       (51,125)
                                                  -------------    -----------

   Net cash used for investing activities               (59,631)       (50,525)
                                                  -------------    -----------

Increase in cash and cash equivalents                   326,764        598,452

Cash and cash equivalents, beginning of period           52,929        195,678
                                                  -------------    -----------

Cash and cash equivalents, end of period            $   379,693        794,130
==============================================================================

Supplemental disclosure with respect to cash flows (Note 12)

     The accompanying notes are and integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY  LTD.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - See Notice to reader)

                                                                             Employee Stock
                                  Common Stock         Treasury Shares    Ownership Plan Shares
                                  ------------         ---------------    ---------------------
                                                                                                 Additional
                                 Number                 Number                Number               Paid-In     Retained
                               Of Shares    Amount    Of Shares   Amount    Of Shares    Amount    Capital     Earnings     Total
                               ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------- ----------
Balance, August 31, 1997       1,237,362  $2,029,527     76,400  $ 290,997        333  $  16,667  $ 613,892  $3,346,549 $5,682,304

Net income for the year               -           -          -          -          -          -          -      102,134    102,134
Stock options exercised           24,000      69,585         -          -          -          -          -           -      69,585
Shares cancelled                 (84,600)   (138,744)        -          -          -          -          -           -    (138,744)
Treasury shares acquired              -           -      28,800    154,096         -          -          -           -    (154,096)
Treasury shares cancelled             -           -     (84,600)  (327,463)        -          -          -           -     327,463
Employee plan shares released         -           -          -          -        (333)   (16,667)   (31,645)         -     (14,978)
Premium relating to
 cancellation of share capital        -           -          -          -          -          -          -     (157,019)  (157,019)
                               ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------- ----------
Balance, August 31, 1998       1,176,762  $1,960,368     20,600  $ 117,630         -    $     -   $ 582,247  $3,291,664 $5,716,649
----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 1997       1,237,362  $2,029,527     76,400  $ 290,997        333   $ 16,667  $ 613,892  $3,346,549 $5,682,304

Net income for the year               -           -          -          -          -          -          -      364,093    364,093
Stock options exercised           12,000      35,452         -          -          -          -          -           -      35,452
Shares cancelled                 (84,600)   (138,744)        -          -          -          -          -           -    (138,744)
Treasury shares acquired              -           -       8,200     36,466         -          -          -           -     (36,466)
Treasury shares cancelled             -           -     (84,600)  (327,463)        -          -          -           -     327,463
Employee plan shares released         -           -          -          -        (333)   (16,667)   (31,645)         -     (14,978)
Premium relating to
 cancellation of share capital        -           -          -          -          -          -          -     (155,551)  (155,551)
                               ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------- ----------
Balance, May 31, 1998          1,164,762  $1,926,235         -   $      -          -   $      -   $ 582,247  $3,555,091 $6,063,573
----------------------------------------------------------------------------------------------------------------------------------


Balance, August 31, 1998       1,176,762  $1,960,368     20,600  $ 117,630         -   $      -   $ 582,247  $3,291,664 $5,716,649

Net income for the year               -           -          -          -          -          -          -      467,816    467,816
Stock options exercised            4,000      11,043         -          -          -          -          -           -      11,043
Shares cancelled                 (23,600)    (39,315)        -          -          -          -          -           -     (39,315)
Treasury shares acquired              -           -      42,600    215,317         -          -          -           -    (215,317)
Treasury shares cancelled             -           -     (23,600)  (134,354)        -          -          -           -     134,354
Employee plan shares released         -           -          -          -          -          -          -           -          -
Premium relating to
 cancellation of share capital        -           -          -          -          -          -          -      (95,039)   (95,039)
                               ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------- ----------
Balance, May 31, 1999          1,157,162  $1,932,096     39,600  $ 198,593         -   $      -   $ 582,247  $3,664,441 $5,980,191
----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
MAY 31, 1999
================================================================================

1.   NATURE OF OPERATIONS

     The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

     The Company and its subsidiaries operate as a wholesaler of lumber and other building products, as a distributor of industrial tools, and as a retailer of building materials.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Generally accepted accounting principles

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of Canada, which are not materially different from generally accepted accounting principles utilized in the United States.

     Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Jewett-Cameron Lumber Corporation, MSI-Pro Co., and Material Supply International Inc., all of which are incorporated under the laws of Oregon, U.S.A. and Jewett-Cameron South Pacific Ltd., which is incorporated under the laws of Tonga.

     Significant inter-company balances and transactions have been eliminated upon consolidation.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Currency

     These financial statements as expressed in U.S. dollars as the Company's operations are based predominantly in the United States.

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

     Inventory

     Inventory is recorded at the lower of cost and net realizable value based on the average cost method.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
MAY 31, 1999
================================================================================


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Capital assets and depreciation

     Capital  assets  are  recorded  at  cost  and  the  Company   provides  for
     depreciation over the estimated life of each asset on a straight-line basis over the following periods:

         Office equipment                                     5-7 years
         Warehouse equipment                                  2-10 years
         Automotive equipment                                 4 years
         Buildings                                            5-30 years


     Foreign exchange

     Financial statements of the Company's foreign subsidiaries are translated using the temporal method whereby all monetary assets and liabilities are translated at the rate of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Income and expenses are translated at rates which approximate those in effect on transaction dates. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each period end are included in earnings.


     Deferred financing charges

     Deferred financing charges are amortized to income over the term of the debt instrument to which they relate.


     Trademarks

     The Company accounts for costs of acquiring its trademarks by capitalizing all costs of acquisition. These costs will be amortized to income over periods ranging from five to fifteen years.


     Comparative figures

     Certain comparative figures have been reclassified to conform with the presentation adopted for the current period.


     Financial instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, deposits, bank indebtedness, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
MAY 31, 1999
================================================================================

3.   CAPITAL ASSETS
     ===========================================================================
                                    May 31,          May 31,        August 3l,
                                       1999             1998              1998
     ---------------------------------------------------------------------------

     Office equipment           $   179,836      $   173,315       $   174,512
     Warehouse equipment            217,935          185,842           186,098
     Automotive equipment            59,009           58,956            59,009
     Building                     1,460,982        1,463,663         1,460,982
     Land                           367,362          344,892           344,892
                                -----------      -----------       -----------

                                  2,285,124        2,226,668         2,225,493

     Accumulated depreciation      (716,851)        (603,246)         (631,147)
                                -----------      -----------       -----------
     Net book value             $ 1,568,273      $ 1,623,422       $ 1,594,346
     ===========================================================================



4.   DEFERRED FINANCING CHARGES

     Deferred financing charges are comprised of legal, accounting, commissions and securities filing fees which were incurred with the placement of the convertible debentures referred to in Note 8. These deferred financing charges were being amortized to income over the five year life of the debentures.

     All  remaining  debentures  were  redeemed  as of  June  30,  1998  and the
     remaining  balance  of  the  deferred   financing  charges  were  amortized
     accordingly.

     ===========================================================================
                                     May 31,          May 31,       August 3l,
                                        1999             1998             1998
     ---------------------------------------------------------------------------
     Deferred financing charges  $         -      $    17,903      $   268,610
     Accumulated amortization              -          (16,111)        (268,610)
                                 -----------      -----------      -----------

                                 $         -      $     1,792      $         -
     ===========================================================================


5.   DEFERRED INCOME TAXES

     Deferred income taxes of $203,200 (May 31, 1998 - $33,700;  August 31, 1998
     - $203,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
MAY 31,1999

================================================================================

6.   TRADEMARKS

     Trademark costs are comprised of development and legal fees incurred in establishing and maintaining trademarks for the Company's industrial tools business. The trademark costs are being amortized to income over periods ranging from five to fifteen years.


     ===========================================================================
                                     May 31,          May 31,       August 3l,
                                        1999             1998             1998
     ---------------------------------------------------------------------------


     Trademarks                  $   283,914      $   283,914     $    283,914
     Accumulated amortization       (111,228)         (81,916)         (89,327)
                                 -----------      -----------      -----------
                                 $   172,686      $   201,998          194,587
     ===========================================================================


7.   BANK INDEBTEDNESS

     ===========================================================================
                                     May 31,          May 31,       August 3l,
                                        1999             1998             1998
     ---------------------------------------------------------------------------
     Demand loan                 $ 2,500,000     $  3,950,542     $    767,321
     ===========================================================================
     The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at rates ranging between 8.0625% and prime plus 0.625% per annum.


8.   CONVERTIBLE DEBENTURES

     On June 30, 1998, the Company redeemed the balance of its outstanding debentures for $544,985, being the face value of the debentures.


9.   STOCK OPTIONS

     At May 31, 1999, the Company had incentive stock option outstanding enabling the holders to purchase common shares of the Company as follows:

     ===========================================================================
                    Number
                   of Shares               Price            Expiry Date
     ---------------------------------------------------------------------------

                     4,000               Cdn  $  4.25       December 31, 1999
                    12,000               Cdn  $  4.25       December 31, 2000
                    70,000               Cdn  $  4.25       August 6, 2006
     ===========================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
MAY 31, 1999
================================================================================

10.  EMPLOYEE STOCK OWNERSHIP PLAN

     The Company sponsors an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date. The Company makes annual contributions to the ESOP, at least equal to the ESOP's debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market value of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $Nil and $1,468 for the periods ended May 31, 1999 and May 31, 1998, respectively, and $1,468 for the year ended August 31, 1998. The ESOP shares as of May 31, 1999 and 1998 and August 31, 1998 were as follows:

     ===========================================================================
                                              May 31,      May 31,    August 3l,
                                                 1999         1998          1998
     ---------------------------------------------------------------------------

     Allocated shares                          90,000       90,000        90,000

     Unreleased shares                              -            -             -

     Total ESOP shares                         90,000       90,000        90,000
   =============================================================================

     Fair market value of unreleased shares $       -    $       -     $       -
   =============================================================================

11.  CONTINGENT LIABILITIES AND COMMITMENTS

     a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust which acquired from the 90,000 shares at a deemed price of Cdn$5.00 per share. As at May 31, 1999, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 10).

     b) At May 31, 1999, May 31, 1998 and August 31, 1998 the Company had an un-utilized line-of-credit of approximately $4,000,000, $2,500,000 and $5,700,000, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
MAY 31, 1999

================================================================================

12.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     ===========================================================================
                                              Nine Month     Nine Month
                                            period ended   period ended
                                                 May 31,        May 31,
                                                    1999           1998
     ---------------------------------------------------------------------------

     Cash paid for:
         Interest                            $  102,746     $  229,349
         Income taxes                           302,417        193,213
     ===========================================================================

     Significant non-cash transactions for the nine month period ended May 31, 1999 are as follows:

        The Company cancelled 23,600 treasury shares, repurchased at a price of $134,354 which had an original cost of $39,315. The difference of $95,039 between the original cost and purchase price was applied against retained earnings as a premium relating to the cancellation of share capital.

     Significant non-cash transactions for the nine month period ended May 31, 1998 are as follows:

        The Company cancelled 84,600 treasury shares, repurchased at a price of $327,463, which had an original cost of $138,744. The difference between the original cost and purchase price was applied to contributed surplus in the amount of $31,645 and the remaining balance of $155,551 was applied against retained earnings as a premium relating to the cancellation of share capital.

13.  SEGMENTED INFORMATION

     The Company's operations are classified into two principle industry segments: (sales of) building materials and (sales of) industrial tools.

     Sales of building materials consists of wholesale sales of lumber and building materials in the United States and retail sales of building materials in Tonga. Sales of industrial tools consists of distribution of pneumatic air tools and industrial clamps in the United States.

     In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segments' pre-tax operating earnings before interest expense and have been included in general corporate and other operations.



                                  - continued -

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
MAY 31, 1999


================================================================================

13.  SEGMENTED INFORMATION (cont'd...)

     Following is a summary of segmented information for the nine month periods ended May 31, 1999 and 1998 and the year ended August 31, 1998:

     ===========================================================================
                                           May 31,        May 31,     August 3l,
                                              1999           1998           1998
     ---------------------------------------------------------------------------

     Sales to unaffiliated customers:
       Building Materials:
         United States               $ 17,802,645   $ 17,189,841   $ 24,126,934
         South Pacific                    248,575        683,246        831,405
       Industrial tools                   824,621        960,050      1,220,175
                                     ------------   ------------   ------------
                                     $ 18,875,841   $ 18,833,137   $ 26,178,514
                                     ==========================================

     Income from operations:
       Building Materials:
         United States               $  1,052,861   $    711,535   $    696,556
         South Pacific                    (84,853)         5,735        (44,870)
       Industrial tools                    80,825        142,072        180,803
       General corporate                  (96,350)       (70,004)      (104,351)
                                     ------------   ------------   ------------
                                     $    952,483   $    789,338   $    728,138
                                     ==========================================

     Identifiable Assets:
       Building Materials:
         United States               $  9,517,339   $ 10,545,897   $  6,200,166
         South Pacific                    615,543        920,679        770,225
       Industrial tools                   123,376        149,883        125,132
       General corporate                   11,181        136,998        124,710
                                     ------------   ------------   ------------
                                     $ 10,267,439   $ 11,753,457   $  7,220,233
                                     ==========================================

     Depreciation and amortization:
       Building Materials:
         United States               $   100,217    $    112,967   $    148,183
         South Pacific                     6,033          15,109         14,634
       Industrial tools                    1,355           1,112          1,683
                                     ------------   ------------   ------------
                                     $   107,605    $    129,188   $    164,500
                                     ==========================================

     Capital expenditures:
     Building Materials:
         United States               $    57,358    $     22,176   $     24,948
         South Pacific                     2,273          28,949         36,710
                                     ------------   ------------   ------------
                                     $    59,631    $     51,125   $     61,658
===============================================================================