Form 10-K
period 1999-08-31
JEWETT CAMERON TRADING CO LTD
filed 1999-11-30
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended August 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [not applicable]

                         Commission File Number: 0-19954


                       JEWETT-CAMERON TRADING COMPANY LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


   British Columbia, Canada                                  Not Applicable
   ------------------------                                  --------------
State or other jurisdiction of                         I.R.S. Employer ID Number
incorporation or organization

                 32275 NW Hillcrest, North Plains, Oregon 97133
                 ---------------------------------------------
                     (Address of principal executive office)

        Registrant's telephone number, including area code: 503-647-0110


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
           ----------------------------------------------------------
                        Common Shares, without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements.                            Yes xxx No
                                                                   -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB                                       [xx]

State the issuer's revenues for its most recent fiscal year:         $29,102,273
                                                                     -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days; 11/30/99:                                                     US$4,453,879
                                                                    ------------

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date; 11/30/99:                   1,157,162
                                                                       ---------

                                  Page 1 of 54
                          Index to Exhibits on Page 30

                       Jewett-Cameron Trading Company Ltd.

                                    Form 10-K
                                TABLE OF CONTENTS

                                                             Page
                                     PART I

Item 1.  Description of Business..............................  3
Item 2.  Description of Property.............................  11
Item 3.  Legal Proceedings...................................  12
Item 4.  Submission of Matters to a Vote of Security Holders.  13


                                     PART II

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters........................  14
Item 6.  Selected Financial Data.............................  16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..................  18
Item 8.  Financial Statements and Supplemental Data..........  22
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.............  22


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.  23
Item 11.  Executive Compensation.............................  25
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management....................................  28
Item 13.  Certain Relationships and Related Transactions.....  29
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K............................  30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business
Jewett-Cameron Trading Company Ltd. (the "Company") was incorporated in British Columbia, Canada, on 7/8/87, as a holding company for Jewett-Cameron Lumber Company ("JCLC"). The Company acquired all of the shares of JCLC through a stock-for-stock exchange and on 7/13/87, Jewett-Cameron Lumber Corporation became a wholly owned subsidiary of Jewett-Cameron Trading Company Ltd.

Jewett-Cameron Lumber Corporation ("JCLC") was incorporated in the Oregon, USA, in September 1953. During the next 31 years it developed a good reputation as a small lumber wholesaler based in Portland, Oregon. In September 1984, the original stockholders sold their interest in the corporation to a new group of investors. Two members of that group remain active in the company: Donald M. Boone and Michael Nasser.

JCLC acquired Material Supply International ("Material Supply") in early 1986. MSI-PRO Co. was incorporated in Oregon, USA, in April 1996 as a wholly-owned subsidiary of JCLC and assumed the business of Material Supply. MSI-PRO Co. is engaged in the importation and distribution of pneumatic air tools and industrial clamps. The product line was renamed "MSI-PRO". Material Supply is presently inactive.

The Company's wholly-owned subsidiary, Jewett-Cameron South Pacific Ltd. ("JCSP") was incorporated in the Kingdom of Tonga in July 1990. The Company is currently winding down its operations in the Kingdom of Tonga.

The Company holds a 62% ownership of a joint venture in the People's Republic of China, Ningbo Jewett-Cameron Air Tool Co. Ltd., effective October 1994. This business operates as a trading company buying tools in China and as a manufacturer of air tools for export to the United States, Canada, and Europe.

The Company's wholly-owned subsidiary, Greenacres Distribution Co., was incorporated in Oregon, USA, in August 1996. This company was formed for the purpose of holding the Company's real estate. However, this company's charter was not renewed.

Financial Information About Business Segments
---------------------------------------------

                                     United States Dollars
                                 Fiscal Years Ended August 31st
                                1999          1998          1997
                         ---------------------------------------
SALES:
Building Materials:
  United States          $27,707,986   $24,126,934   $27,246,051
  South Pacific              316,757       831,405       410,829
Industrial Tools:          1,077,530     1,220,175     1,200,408
                         -----------   -----------   -----------
                         $29,102,273   $26,178,514   $28,848,288

INCOME (LOSS) FROM OPERATIONS:
Building Materials:
  United States           $1,583,793      $696,556    $1,052,011
  South Pacific             (138,126)      (44,870)      (21,461)
Industrial Tools:          116,902       180,803        70,869
General Corporate:          (111,654)     (104,351)      (76,419)
                           ----------   -----------      --------
                          $1,450,915      $728,138    $1,025,000

IDENTIFIABLE ASSETS:
Building Materials:
  United States           $6,521,677    $6,200,166    $8,313,756
  South Pacific              464,719       770,225       857,449
Industrial Tools:            117,549       125,132       139,710
General Corporate:           110,306       124,710       130,200
                          ----------    ----------    ----------
                          $7,214,251    $7,220,233    $9,441,124

Narrative Description of Business
---------------------------------
The following material describes the business of each of the operating subsidiaries. The holding company and the operating subsidiaries employ a total of 42 people.

Jewett-Cameron Lumber Corporation
---------------------------------
JCLC operates out of facilities located in North Plains, Oregon, and Ogden, Utah. The Company competes in the following business segments: warehouse distribution and direct sales of building materials to home improvement centers primarily in the Pacific and Rocky Mountain regions of the United States; export of finished building materials to overseas customers, primarily in central and south America; and specialty wood products for government and industrial sales, primarily on a contract-bid basis.

During Fiscal 1999/1998/1997, sales to home improvement centers represented about 95.2%/86.4%/95,7% of revenue; with export and industrial tools representing 4.8%/6.1%/4.1%, respectively. The Fiscal 1999 increase in the percent related to home improvement centers reflects an increase in business done with dealers and lumber yards located in the western United States.

JCLC concentrates its sales efforts on the home improvement industry, an industry that has not been subject to major business cycles. Traditionally, the new home construction portion of the lumber industry is highly sensitive to the US economy and interest rates and generally suffers during periods of economic decline and high interest rates, due to the reduction in housing starts. JCLC has concentrated on building a customer base in the residential repair and remodeling segment of the industry (a growing market fueled by professional remodelers and do-it-yourself homeowners), making it less susceptible to swings in housing starts.

In early 1996, JCLC became aware that its then largest single customer, Ernst Home and Garden Centers (representing 52% of JCLC sales for Fiscal 1995), was having financial difficulties. In April 1996 it became necessary to suspend standard credit terms with Ernst. On 7/12/96, Ernst filed for "Debtor in Possession Reorganization" (Chapter 11 Bankruptcy). From April 1996 to July 1996, JCLC reduced its receivables from Ernst until at the time of the bankruptcy filing, JCLC's exposure was minimal. Meanwhile, JCLC continued to ship product to Ernst on a "cash with order" basis. In November 1996, Ernst announced its decision to liquidate its assets by January 1997.

JCLC sales for Fiscal 1996 declined 19% as a result of the Ernst business failure which could not be offset by stronger sales to other customers; however, Fiscal 1997 sales increased 15% as company growth continued.

The products JCLC sells are not unique and with few exceptions are available from multiple suppliers. Products sold to industrial customers often require specialty fabrication such as truck parts and are remanufactured by several outside sources. Export sales are primarily timbers.

JCLC's current product categories include:

*Fencing -  A mix of widths, heights, textures,  species,  prefabricated panels,
            split  rail,  and  pickets  that  are   appropriate   for  the  home
            improvement centers. A similar array of posts, post caps, and rails.
* Residential  Decking - A selection  of widths, lengths, species,  treated  and stained products along with accessories such as railings and step risers.
* Lattice - Stained, painted, and natural panels as well as a selection of vinyl panels.
* Garden Timbers - Treated,  untreated,  or stained  including cherrytone gardeN ties, bender board, stakes, and lathe.
* Gates
* Arbors
* Pine shelving and furring.
* Pine kits    -    Shelving and utility benches.
* Fire retardant dimension lumber and plywood.
* Dimension lumber.
* Plywoods and oriented strand board.
* Dowels
* Kennels

A company-owned distribution center and headquarters office facility in North Plains, Oregon was completed in November 1995. This new complex includes 40,000 square feet under roof of warehouse, office, and manufacturing space on five paved acres. This facility gives JCLC the capacity to provide a broad range of products and services to its customer base from Northern California to Alaska.

The company also owns a distribution complex in Ogden, Utah, with a 25,000 square foot warehouse and 3,500 square feet of office space on a total of 30 acres. This facility services customers in the Rocky Mountain Region including the states of Utah, Colorado, Wyoming, Montana, Idaho, and northern Nevada.

Inventories are maintained at these facilities and shipped to home improvement center customers. During the season's peak, some of the material is also shipped directly from the producing mill to the customer; as a result, JCLC sells both out of its warehouse facilities and mill direct.

No patents, trademarks, licenses, franchises, or concessions are held by JCLC and as a result they are not factors in its business.

JCLC does receive commitments from a number of large home improvement chains in the late fail/early winter to supply product at a fixed price for a specified period of time; i.e., for three months of firm pricing once the season begins.

Major Customers:
                                   Fiscal Years Ended August 31st
                                       1999      1998      1997
                                   -----------  --------  -------
Eagle Hardware and Garden                28%       32%       30%
Fred Meyer                               20%       22%       22%
Home Depot                               20%       18%       15%
Payless Cashways                less than 1%        3%        8%
HomeBase                                  8%        8%        6%

The home improvement business is seasonal, with most sales occurring between February and August. The Company negotiates an agreement with each of its major home center customers in the fall of each year to include products to be carried and approximate volumes required for the coming home improvement season. Deliveries for the new season normally begin in late February, depending on weather.

JCLC begins buying inventory for the next home improvement season in late fall each year. Consequently, an inventory buildup occurs until the heavy selling season begins in February. Inventory continues to remain high for a few months and then gradually declines to seasonal low levels at the end of the summer.

Backlog orders are not a factor in JCLC's business. No material portions of the business are subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

The home improvement center industry is highly competitive. Many of JCLC's primary competitors are much better financed and have sophisticated national distribution networks. These competitors include: (1) Georgia-Pacific, headquartered in Atlanta, Georgia, with distribution centers throughout the service area; (2) Weyerhaeuser, headquartered in Tacoma, Washington, with distribution centers throughout the service area; (3) Boise Cascade, headquartered in Boise, Idaho, with several distribution centers in the service area; and (4) OREPAC Building Products, headquartered in Wilsonville, Oregon, with several distribution centers in the service area. These competitors, particularly Georgia Pacific, Weyerhaeuser, and Boise Cascade, have product lines which are substantially broader than those of JCLC, and therefore reference to their annual sales includes many more product lines than those sold by JCLC.

JCLC's home improvement center market area consists of stores in Alaska, northern California, Oregon, and Washington being served out of the North Plains, Oregon warehouse, and Utah, Colorado, Idaho, Wyoming, Montana, and northern Nevada served out of the Ogden, Utah warehouse. Its home improvement sales of US$28 million represents approximately 3% of the lumber category sales by the major home improvement center chains in this primary service area.

The larger companies are often unwilling to compete with a JCLC or OREPAC in terms of product flexibility and service of individual retail stores. OREPAC, like JCLC, serves the Pacific region; however, their product mix is different and they concentrate on building materials other than lumber and plywood.

During the spring of 1993, JCLC acquired a manufacturing plant to produce several lines of products for home improvement center customers. The plant was moved to a larger facility in Portland in August 1993, and subsequently was moved to an existing building on the North Plains facility in March 1995. The plant currently cuts cedar fencing products and pine boards.

MSI-PRO Co.
----------
MSI-PRO operates from the same facilities as JCLC. MSI-PRO imports and distributes both pneumatic air tools and industrial clamps. Distribution is throughout the United States and Canada to distributors and original equipment manufacturer customers. Sales are made through a network of agents and representatives, each of whom is an independent contractor representing between 10-to-15 other manufacturers who sell to similar customers but are not selling competing lines. MSI-PRO has agents and representatives that cover major industry groupings including industrial suppliers, automotive suppliers, and woodworking suppliers.

The pneumatic air tools, manufactured and sold under the name MSI-PRO, are of sound quality and low-end price. MSI-PRO exclusively markets the MSI-PRO line.

The industrial clamps are newer to the Company. The line is high-quality and moderately priced and covers a wide variety of potential customers.

The products have been manufactured for MSI-PRO by several suppliers in Taiwan, Malaysia, and the Republic of China. All products are covered by more than one supplier.

Sales of pneumatic air tools and industrial clamps are not seasonal.

A relationship has been established with a factory in Zheijang Province. The Company has invested in dies and tooling, and manufacturing is being done for a single air tool. A joint venture manufacturing company was established in China in October 1994, with the Company holding a 62% ownership interest in the new company, Ningbo Jewett-Cameron Air Tool Co. Ltd. This joint venture company also acts as a trading company, purchasing tools from other manufacturers in China.

MSI-PRO is a registered trademark in the United States and Canada. No other patents, licenses, franchises, or concessions are held by the Company.

The market for pneumatic air tools is very competitive. MSI-PRO faces competition from better financed companies with more sophisticated sales forces and distribution networks. The U.S. market for pneumatic air tools is currently approximately $1 billion in annual sales, of which 60% are manufactured in the United States and 40% are imported. The major US manufactured lines are Chicago Pneumatic and Ingersoll-Rand, which rank #1 and #2 in overall size in the industry. A smaller line, Sioux, is also manufactured in the United States. The two largest imported lines today are Florida Pneumatic and Astro Tools. Others include Sunnex, Ames, and Eagle. MSI-PRO's volume today is a very small fraction of the market. The current market strategy that allows MSI-PRO to compete in the pneumatic air tool and industrial clamp markets includes brand name and company recognition, moderate to low price, and continued development of a manufacturer representative organization which covers all of the major users of the tools.

The U.S. sales volume in industrial clamps is approximately US$300 million annually. There are fewer competitive lines available and MSI-PRO expects to gain a larger share of the market in industrial clamps than in pneumatic air tools.

There are no customers that purchase 10% or more of MSI-PRO's products in any one year. Backlog orders are not a major factor. No portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Jewett-Cameron South Pacific Ltd.
--------------------------------
This Tongan corporation, JCSP, until Fiscal 1999, consisted of three retail building material yards located on separate islands of the Kingdom of Tonga. Products sold included finished lumber, plywood, hardboard, cement, roofing, rebar, windows, doors, plumbing fixtures, floor tile, and other miscellaneous building materials.

The finished lumber, plywood, hardboard, and some other building materials were sent from the United States. Most other products were purchased from Fiji, New Zealand, or Australia. All materials were available from multiple sources.

Tonga is an island nation of 100,000 people, located in the South Pacific south of the Equator and just west of the International Date Line. The primary sources of income to the Kingdom are money sent home from the 100,000 Tongans living abroad, agricultural exports, and grants from other governments. Very little industry exists.

There is a steady demand for building materials in Tonga for remodeling, home construction, commercial buildings, and church construction. Most new houses being built have a western flavor to them, and western building materials are in demand.

Materials are readily available from a number of sources, subject primarily to the timing and availability of ships going to the Kingdom. JCSP was able to negotiate favorable shipping arrangements from the U.S. west coast due to the consistent high volume sent to Tonga and other ports in the South Pacific.

Over the past several years, the market has become more competitive in Tonga. In addition, a number of contractors and individual homebuilders have begun importing their own building materials and, due to favorable customs treatment, this method of purchasing materials has become a major source of competition to the established building material dealers. JCSP did not maintained its competitive position, sales declined dramatically during Fiscal 1997, Fiscal 1998, and Fiscal 1999 and the operation has become unprofitable.

Further, during Fiscal 1998, the Tongan currency was devalued substantially in relationship to the United States Dollar; this resulted in a large currency translation loss being reported during Fiscal 1998. Also, the Company elected to write-down a substantial number of debts during Fiscal 1998.

In Fiscal 1999 the Company made the decision to wind down its operations in Tonga. JCSP is now in a non-operating mode and all the inventory, with the exception of about $15,000, has been liquidated. (There is currently a commitment in place for the sale of the remaining $15,000 of inventory.) The Company is currently maintaining two employees on site. These two individuals will remain in Tonga until the operations have been completely closed down and the Company's leases, which are priced significantly under the current market, have been sold.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's executive offices are located at 32775 NW Hillcrest, North Plains, Oregon 97133. The Company purchased the five acres of land for $350,000 in January 1995 and finished construction for $850,000 of the 40,000 sq.ft. facility (6,000 sq.ft. of office space, 10,000 sq.ft. of manufacturing space, and 24,000 sq.ft. of warehouse space) in October 1995.

The facility provides office space for all of the Company's executive offices and is used as a distribution center to service the Company's customer base from northern California to Alaska.

In July 1994, the Company purchased a distribution complex at 9501 West 900 South, Ogden, Utah for $295,000. This 30-acre, 28,500 sq.ft. facility is used to service the Company's customer base in the Rocky Mountain region.

The Company also leases three sites in Tonga to carry out its South Pacific region operations; however, with the winding down of the business in Tonga, these leases are currently up for sale.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Other than listed below, the Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Other than listed below, the Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

During 1995, a Company subsidiary, Material Supply International Inc., filed an action in the US District Court for the District of Columbia against Sunmatch Industrial Co. Ltd. (a supplier of certain products) for breach of a trademark licensing agreement. The supplier instituted a counteraction against Material Supply International claiming damages and breach of the licensing agreement. In March 1996, a jury decision awarded Material Supply International $150,000, and awarded the supplier damages in the amount of $908,500. The Company filed an appeal and, in July 1998, the US Court of Appeals for the District of Columbia set aside the $908,500 judgment. A motion by Sunmatch to obtain a judgment in the same amount against two other Company subsidiaries was denied.

In October 1998, Sunmatch renewed its denied motion to obtain the $908,500 judgment against Jewett-Cameron Lumber Company and MSI-Oro Co. Inc. (the two subsidiaries of the Company). An out of court settlement is currently begin negotiated to settle this matter.

In July 1998, Ernst Home Center Inc. ("Ernst")(a customer of the Company), brought suit in the US Bankruptcy Court for the Western District of Washington against the Company to recover an alleged avoidable preferences in the amount of $246,567. The complaint also contains a cause of action to recover sums due on an open account in the same amount. The Company filed an answer to that complaint and demanded a jury trial. A pre-trial conference was held October 1998 at which time a discovery schedule was established and a trial date was set for April 1999.

Before the suit was filed, Ernst offered to settle its preference claim by discounting the claimed amount by 20%, which offer the Company rejected.

During Fiscal 1999 this claim was settled in full when the Company paid $216,466.98 to the estate of Ernst.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
----------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

The Registrant's common stock is issued in registered form. Montreal Trust Company (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the common stock.

On 11/22/99, the shareholders' list for the Registrant's common shares showed 23
registered   shareholders  and  1,157,162  shares   outstanding,   including  15
registered holders in the United States holding 998,030 shares.

As of 11/22/98, the Registrant estimates that there are 191 "holders of record" of its common stock resident in the United States holding the above referenced 998,030 shares.

As of 11/22/98, the Registrant estimates there are over 500 total beneficial shareholders of its common stock.

The Registrant  completed a one-for-five share  consolidation in March 1996. All
references   to  per  share   prices   and  the   number  of  shares   refer  to
post-consolidation data unless otherwise indicated.


The Registrant's common shares trade on the NASDAQ Small Capital stock exchange in the United States, having the trading symbol "JCTCF" and CUSIP# 47733C-20-7. The common stock commenced public trading on NASDAQ in April 1996.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the NASDAQ Small Capital stock exchange for the Registrant's common shares for the last eight fiscal quarters. The price was US$5.125 on 11/22/99.

                                   Table No. 1
                       NASDAQ Small Capital Stock Exchange
                         Common Shares Trading Activity

  Fiscal                                      - Sales -
 Quarter                                     US Dollars
   Ended                    Volume      High     Low     Closing
----------------------------------------------------------------
 8/31/99                     94,700    $5.50   $4.87       $5.50
 5/31/99                     77,200     5.13    4.44        4.87
 2/28/99                     77,200     5.13    4.50        4.50
11/30/98                     68,000     6.65    4.87        4.87

 8/31/98                    123,332    $5.78   $5.37       $5.87
 5/31/98                    149,171     6.75    5.25        6.00
 2/28/98                    421,855     5.50    4.62        5.50
11/30/97                     98,950     5.00    4.00        4.87

The Registrant's common shares also trade on the Toronto Stock Exchange in Toronto, Ontario, Canada, having the trading symbol "JCT". The common stock commenced public trading on the Toronto Stock Exchange in February 1994, following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the Toronto Stock Exchange for the Registrant's common shares for the last eight fiscal quarters. The price was CDN$7.35 on 11/22/99.

                                   Table No. 2
                             Toronto Stock Exchange
                         Common Shares Trading Activity

  Fiscal                                        - Sales -
 Quarter                                    Canadian Dollars
   Ended                     Volume      High     Low     Closing
-----------------------------------------------------------------
 8/31/99                      28,000    $8.10   $7.35       $7.50
 5/31/99                      14,850     7.80    6.80        7.15
 2/28/99                      25,940     7.95    6.80        6.85
11/30/98                      10,883     8.60    8.00        8.00

 8/31/98                      28,300    $9.00   $8.25       $8.50
 5/31/98                      22,236     9.50    8.00        8.50
 2/28/98                      16,640     7.35    6.50        7.35
11/30/97                      73,330     7.00    5.50        7.00


There are no restrictions that limit the Registrant's ability to pay dividends on its common stock. The Registrant has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Registrant is to retain future earnings for use in its operations and expansion of its business.

If dividends were to be paid, Canadian law states that in the case of dividends paid to residents not of Canada, the Canadian tax is withheld by the Registrant, which remits only the net amount to the shareholder. By virtue of Article X of the Tax Convention, the rate of tax on dividends paid to residents of the United States is generally limited to 15% of the gross dividend (or 10% in the case of certain corporate shareholders owning at least 10% of the Registrant's voting shares). In the absence of the treaty provisions, the rate of Canadian withholding tax imposed on non-residents is 25% of the gross dividend. Stock dividends received by non-residents from the Registrant are taxable by Canada as ordinary dividends.

ITEM NO. 6.  SELECTED FINANCIAL DATA
------------------------------------

The selected financial data in Table No. 3 for Fiscal 1999/1998/1997 ended August 31st was derived from the financial statements of the Company which were audited by Davidson & Company, independent Chartered Accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected financial data for Fiscal 1996/1995 was derived from audited financial statements of the Company, not included herein.

The selected financial data was extracted from the more detailed financial statements and related notes included herein and should be read in conjunction with such financial statements and with the information appearing under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                   Table No. 3
                             Selected Financial Data
                        ($ in 000, expect per share data)

                             Year    Year      Year     Year    Year
                            Ended   Ended     Ended    Ended   Ended
                          8/31/99  8/31/98  8/31/97  8/31/96  8/31/95
                          -------  -------  -------  -------  -------
Revenue                   $29,102  $26,179  $28,848  $25,995  $31,824
Gross Profit                4,347    3,392    3,374    3,533    3,481
Net Income                   $593     $102     $495     $343     $403
Earnings per Share:         $0.52    $0.09    $0.43    $0.29    $0.34
Fully Diluted EPS:          $0.51    $0.08    $0.41    $0.28    $0.30

Dividends Per Share         $0.00    $0.00    $0.00    $0.00    $0.00
Basic Avg Shares(000)        1157     1162     1159     1185     1169
Diluted Avg Shares(000)      1227     1236     1335     1461     1732

Working Capital             $4181    $3650    $4240    $4467    $5184
Long-Term Debt                  0        0      580     1552     1742
Shareholders' Equity         5984     5717     5682     5236     4918
Total Assets                 7214     7220     9441     8011     8829

US GAAP Net Income           $593      $91     $468     $335     $352
US GAAP EPS                 $0.52    $0.09    $0.40    $0.27    $0.30
US GAAP Diluted EPS         $0.51    $0.08    $0.40    $0.27    $0.27

US GAAP Basic Shares(000)    1132     1149     1168     1226     1187
US GAAP Diluted Shares(000)  1167     1180     1244     1390     1732


US GAAP Reconciliation Footnotes
Under Canadian GAAP, foreign exchange gains/losses on foreign denominated long-term debt are deferred and amortized to income over the remaining term of the long term debt. Under US GAAP, these foreign exchange gains/losses are taken into income in the year they are incurred.

Under Canadian GAAP, income taxes are accounted for using the tax allocation method under which the income tax provision is based on reported net income. Full provision is made for income tax deferred to future years as a result of claiming allowances for income tax purposes which differ from amounts recorded in the financial statements. For US GAAP reporting purposes, income taxes are accounted for using the liability method "SFAS #109" which reflects the tax effect of differences between taxable income and income before income taxes based on future tax rates. Deferred tax liabilities or assets are adjusted for changes in tax rates in the period such law is enacted.

Under both Canadian and US GAAP, basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding during the year. For Canadian reporting purposes fully diluted earnings per share is calculated under the assumption that all convertible debentures were converted at the date issued and stock options exercised at the date of grant. For US reporting purposes, in February 1997, the Financial Accounting Standards Board issued SFAS #128. Under SFAS #128, fully diluted earnings per share takes into consideration the weighted average number of shares outstanding during the year and potentially dilutive common shares. SFAS #128 is effective for interim and annual financial statements ending 12/15/97. The adoption of SFAS #128 resulted in the restatement of the Company's fully diluted earnings per share in prior periods.

Post-retirement benefits are accounted for on an accrual basis. Any differences between net periodic post-retirement benefit cost charged against income and the amount actually funded is recorded as an accrued or prepaid cost. This policy is consistent with SFAS #106.

SFAS #123 encourages but does not require companies to record compensation cost for stock-based compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using APB #25. Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock-based compensation has resulted from the use of this prior standard.

SFAS #130 is effective for years beginning after 12/15/97. The primary objective of this statement is to report and disclose a measure of all changes in equity of a company that result from transactions and other economic events of the period other that transactions with owners. The Company does not anticipate that the statement will have a significant impact on its future financial statements.

SFAS #131 is effective for years beginning after 12/15/97. This statement requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements other than potentially providing more financial statement disclosures.

SFAS #132 standardizes the disclosure requirements for pensions and other post-retirement benefits. This statement requires additional information on changes in benefit obligations and fair value of plan assets. It revises prior standards and is effective for years beginning after 12/15/97. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements other than potentially providing more financial statement disclosures.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATION
         ----------------------------------

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97 should be read in conjunction with the financial statements of the Company and related notes included therein.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with Canadian Generally Accepted Accounting Principles (GAAP); nevertheless, the financial statements conform in all material respects with US GAAP, except as disclosed in footnotes to the financial statements.

Herein, all references to "$" and "US$" refer to United States Dollars and all references to "CDN$" refer to Canadian Dollars. All references to common shares refer to the Company's Common Shares without Par Value unless otherwise indicated.

Results of Operations.
---------------------
Sales increased 11% to $29,102,273 in Fiscal 1999, up from $26,178,514 in Fiscal 1998 and $28,848,288 in Fiscal 1997.

Gross profit increased 28% to $4,346,705 from $3,391,558 in Fiscal 1998 and $3,374,394 in Fiscal 1997.

General and Administrative Expenses increased 9% to $2,895,790 in Fiscal 1999 from $2,663,420 in Fiscal 1998 and $2,349,394 in Fiscal 1997.

Other Items were ($326,406) in Fiscal 1999 compared with ($427,378) in Fiscal 1998 and ($247,497) in Fiscal 1997.

Net Income rose to $592,509 in Fiscal 1999 from $90,033 in Fiscal 1998 and $467,976 in Fiscal 1997.

Basic EPS was $0.52 in Fiscal 1999 versus $0.09 in Fiscal 1998 and $0.40 in Fiscal 1997.

Fully Diluted EPS were $0.51 in Fiscal 1999 versus $0.08 in Fiscal 1998 and $0.40 in Fiscal 1997.


Jewett-Cameron Lumber Company
-----------------------------
JCLC posted a 15% increase in sales to $27.7 million in Fiscal 1999 as a result of a growth in shipments to existing customers; a larger product line; and, the addition of new customers. This follows a 9% decrease in Fiscal 1998 when lumber prices dropped by 25%.

JCLC's income from operations increased 127% in Fiscal 1999 to $1,583,793 compared with $696,556 and $1,052,011. The causes of the increase are a combination of higher sales and high gross profit margins.

MSI-PRO Co.
The Fiscal 1997 renaming of the industrial tools under the "MSI-PRO" label has continued to provide a better product identity and a more efficient use of marketing dollars. Sales decreased marginally in Fiscal 1999 to $1,077,530 following a marginal increase in Fiscal 1998 when the Company decided to focus upon more profitable products over sales growth. Importantly, this business decision resulted in an operating profit of $116,902, down from the $180,803 recorded a year earlier; however, up from the $70,869 posted two years earlier.

Jewett-Cameron South Pacific
JCSP posted a 62% sales decrease to $316,752 reversing the 107% increase for Fiscal 1998.

In Fiscal 1999 the Company made the decision to wind down its operations in Tonga. JCSP is now in a non-operating mode and all the inventory, with the exception of about $15,000, has been liquidated. (There is currently a commitment in place from a third party for the purchase of the remaining $15,000 of inventory.) The Company is currently maintaining two employees on site. These two individuals will remain in Tonga until the operations have been completely closed down and the Company's leases, which are priced significantly under the current market, have been sold.

Liquidity and Capital Resources
-------------------------------

Cash Provided by Fiscal 1999 Operating Activities totaled $599,186, including the $529,509 Net Income. Material adjust-ments included $170,435 of amortization/depreciation; $196,923 of increased reserve for bad debt expenses; and $69,056 of net changes in non-cash working capital items.

Cash Used in Fiscal 1999 Investing Activities totaled ($103,087).

Cash Used by Fiscal 1999  Financing  Activities  totaled  ($325,079)  including:
$11,044 from the issuance of 4,000 shares related to stock option exercises;and, ($336,123) used to acquire 64,500 treasury shares.

Cash used by Fiscal 1998 Operating Activities totaled ($510,430), including the $91,033 Net Income. Material adjustments included $164,500 of amortization/depreciation; $409,273 of bad debt; and, ($38,336) of net changes in non-cash working capital items.

Cash Used in Fiscal 1998 Investing Activities totaled ($40,350).

Cash Used by Fiscal 1998  Financing  Activities  totaled  ($612,829)  including:
$86,252 from the issuance of shares; and, ($154,096) used to acquire 28,800 treasury shares.

Working  capital was $4,181,467 at 8/31/99  compared with  $3,650,171 at 8/31/98 and $4,240,474 at 8/31/97. Major working capital changes during Fiscal 1999 being an increase in accounts receivable of $486,042 and a decrease in inventory of $381,968, and a reduction in bank indebtedness of $679,483.

Major capital changes during Fiscal 1998 being a decrease in accounts receivable of $694,085, a decrease in inventory at year-end of $987,797, a decrease in various payable accounts of $102,892, and a reduction in the current portion of the ESOP promissory note of $16,667. The amount of the bank indebtedness using the Company's bank line-of-credit was higher at year-end by $1,750,760, providing the additional funding of working capital needs.

Accounts receivable was higher at 8/31/99 compared to 8/31/98 due primarily to the increase in sales.

The cash position of the Company as of end of Fiscal 1999 increased to $223,949 from $52,929 at the beginning of the year.

Bank indebtedness at 8/31/99 was $87,883 compared to $767,321 at 8/31/98 and $2,518,081 at 8/31/97. The daily cash needs of the Company are met throughout the year through the bank line-of-credit of JCLC. JCLC has a bank line-of-credit of $5.5 million, which along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

The financial statements, schedules, and notes thereto as required under ITEM #8 are attached hereto and found immediately following the text of this Annual Report. The audit report of Davidson & Company, independent Chartered Public Accountants, is included herein immediately preceding the financial statements.


Audited Financial Statements:
Fiscal 1999/1998/1997 Ended August 31st

Auditor's Report, dated 10/21/99

Consolidated Balance Sheets at 8/31/99 and 8/31/98

Consolidated Statements of Operations
 for the fiscal years ended 8/31/99, 8/31/98and 8/31/97

Schedule of Consolidated General and Administrative Expenses for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97

Consolidated Statements of Cash Flows
 for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97

Notes to The Consolidated Financial Statements

Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Table No. 4 lists as of 11/30/99 the names of the Directors of the Registrant. The Directors have served in their respective capacities since their election at the 1/14/99 Annual Meeting of Shareholders and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Registrant.

                                   Table No. 4
                                    Directors

                                               Year First Elected
Name                                    Age          or Appointed
------------------------------------    ---    ------------------
Donald M. Boone (1)(3)                   59             July 1987
Jeffery J. Lowe (1)(2)                   42         February 1995
James R. Schjelderup (1)(2)              45             July 1987

(1)  Member of Audit Committee.
(2)  Resident of Canada.
(3)  Resident of Oregon, USA.

Table No. 5 lists, as of 11/30/99, the names of the Executive Officers and certain significant employees of the Registrant. The Executive Officers serve at the pleasure of the Board of Directors. All Executive Officers are residents/citizens of the United States and spend full-time on the affairs of the Registrant.

                                   Table No. 5
                               Executive Officers

Name               Position               Board Approval
-----------------  --------------------  ---------------
Donald M. Boone    President/Treasurer        1987
Michael C. Nasser  Corporate Secretary        1987

Business Experience
-------------------

Donald M. Boone has over thirty-five years in sales and corporate management, including twenty-five years affiliated with companies in the forest products industry.

Jeffery J. Lowe has been a corporate, commercial and securities attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada since 1983.

Michael C. Nasser has over thirty years experience in sales and corporate management, including twenty-six years affiliated with companies in the forest products industry.

James R. Schjelderup has over many years experience in computers and corporate management. He has been an independent computer consultant in the Vancouver, British Columbia, Canada area since 1988.

Involvement in Certain Legal Proceedings
----------------------------------------
There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including: a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); c) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; and d) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships/Other Relationships/Arrangements
-----------------------------------------------------
There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer. There are no family relationships, material arrangements or understandings between any two or more Directors or Executive Officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. No Director received any compensation for his services as a Director, including his committee participation and/or special assignments, other than indicated below.

The Company grants stock options to Directors, Executive Officers and employees; refer to ITEM #11, "Executive Compensation, Stock Option Program".

The Company established an Employee Stock Ownership Plan ("ESOP") that covers all employees of the Company; refer to ITEM #11, "Executive Compensation, Employee Stock Ownership Plan".

Other than participation in the aforementioned stock option plan and/or ESOP, no funds were set aside or accrued by the Company during Fiscal 1999 to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2000 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per Executive Officer.

No Executive Officer/Director received other compensation in excess of the lesser of US$25,000 or 10% of such officer's cash compensation, and all Executive Officers/Directors as a group did not receive other compensation which exceeded US$25,000 times the number of persons in the group or 10% of the compensation.

Except for the aforementioned stock option plan and ESOP, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. However, Michael C. Nasser receives a discretionary bonus.

The Company has no written employment agreements.

Cash Compensation
-----------------
Table No. 6 details compensation paid during Fiscal 1999 Ended 8/31/99 to the Chief Executive Officer and the only other Executive Officer, to the extent he was compensated in excess of $100,000. Aggregate compensation to all Directors and Executive Officers during Fiscal 1999 was $264,675.

                                   Table No. 6
                           Summary Compensation Table

Name and                        --------Annual Compensation-----          All
Principal               Fiscal                      Other Annual        Other
Position                  Year     Salary   Bonus   Compensation Compensation
----------------------  ------  ---------  -------- ------------ ------------
Donald M. Boone, CEO      1999    $36,000   $30,000          $0            $0
                          1998    $36,000         0           0             0
                          1997    $36,000         0           0             0

Michael C. Nasser         1998   $120,000   $78,675          $0            $0
Corporate Secretary       1998    120,000    39,750           0             0
                          1997    105,000    45,200           0             0


Employee Stock Ownership Plan
-----------------------------
Effective 8/31/95, the Company established an Employee Stock Ownership Plan ("ESOP") that covers all U.S. employees who are employed by the Company at the end of the fiscal year and who had at least 1,000 hours with the Company during the fiscal year.

The establishment of the ESOP resulted in the Company forming a trust, which acquired from the Company 90,000 common shares (450,000 pre-consolidation shares) at CDN$1.00 per share. The trust or ESOP borrowed $350,000 from a bank to be repaid over three years, guaranteed by the Company to purchase the shares. The Company was required to make annual contributions to the ESOP at least equal to the ESOP's debt service. As the debt was repaid, common shares were released from collateral and allocated to active employees, based on their proportion of the ESOP. The debt was repaid effective October 1997. The Company's ESOP compensation expense under Canadian GAAP was $90,170, $40,694, $129,600 and $122,449 for Fiscal 1999/1998/1997/1996, respectively. During Fiscal 1999/1998/1997/1996, respectively, there were 0, 0, 333 and 30,000 shares earned, subject to certain vesting percentages, by the employees under this plan.

Stock Option Program
--------------------
Stock Options to purchase securities from Company can be granted to Directors and Employees of the Company on terms and conditions acceptable to the regulatory authorities in Canada, notably the Toronto Stock Exchange, the Ontario Securities Commission and British Columbia Securities Commission. The Company has no formal written stock option plan.

Under the stock option program, stock options for up to 10% of the number of issued and outstanding common shares may be granted from time to time, provided that stock options in favor of any one individual may not exceed 5% of the issued and outstanding common shares. No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each stock option is exercisable during the lifetime of the optionee only by such optionee.

The exercise price of all stock options granted under the stock option program must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant, and the maximum term of each stock option may not exceed five years and are determined in accordance with Toronto Stock Exchange ("TSE") guidelines.

The names and titles of the Directors and Executive Officers of the Registrant to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 7 as of 11/30/99, as well as the number of options granted to Directors and all employees as a group.

                                   Table No. 7
                            Stock Options Outstanding

                           Number of Shares of   CDN$
                                        Common   Exer. Expiration
Name                                     Stock   Price       Date
------------------------------------   -------  ------ ----------
Donald M. Boone                         35,000   $4.25  8/06/2006
Michael C. Nasser                       35,000    4.25  8/06/2006
Total Officers/Directors (2 persons)    70,000
Total Employees/consultants                  0
Total Officers/Directors/Employees      70,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

The Registrant is a publicly-owned corporation, the shares of which are owned by United States residents, Canadian residents, and residents of other jurisdictions. The Registrant is not controlled directly or indirectly by another corporation or any foreign government. There are no arrangements which may result in a change of control of the Registrant.

The Registrant is aware of two individuals as being the beneficial owner of more than ten percent (10%) of the common stock of the Registrant, as described in Table No. 8.

Table No. 8 lists as of 11/30/99 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

                                   Table No. 8
                Shareholdings of Directors and Executive Officers

Title                                 Amount and Nature   Percent
 of                                       of Beneficial        of
Class   Name of Beneficial Owner (1)          Ownership   Class #
-----------------------------------------------------------------
Common  Donald M. Boone (2)                     222,500     18.7%
Common  Michael C. Nasser (3)                   157,304     13.2%
        Total                                   378,804     31.9%

(1) Addresses: c/o Jewett-Cameron Trading Company Ltd.
                   32775 NW Hillcrest, North Plains, Oregon  97133

(2) 35,000 represent currently exercisable stock options. (3) 35,000 represent currently exercisable stock options.

#  Based  on  1,157,162   shares   outstanding  as  of  11/30/99  and  currently
   exercisable stock option owned by each beneficial stockholder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Jeffery J. Lowe, a Director of the Company, is an attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada who are the Company's legal counsel. During Fiscal 1999/1998/1997, respectively, the Company paid them $12,959, $6,242, $25,994, for legal services.

Other than discussed above, there have been no transactions since 8/31/95, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more that 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest. Management believes the tran-sactions referenced above were on terms at least as favorable to the Company as the Company could have obtained from unaffiliated parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
-------------------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

(A) Financial Statements and Schedules:
---------------------------------------
    Auditor's Report, dated 10/21/99

    Consolidated Balance Sheets at 8/31/99 and 8/31/98

    Consolidated Statements of Operations
    for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97

    Schedule of Consolidated General and Administrative Expenses for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97

    Consolidated Statements of Cash Flows
     for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97

    Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended 8/31/99, 8/31/98 and 8/31/97

    Notes to The Consolidated Financial Statements

    Financial Statement Schedule
     Schedule II: Valuation and Qualifying Accounts

(B) Reports on Form 8-K:
------------------------
    The Company filed no reports on Form 8-K's during the period covered by this Annual Report.

(C)  Index to Exhibits:
-----------------------
     3.   i. Articles of Incorporation of the Company
         ii. By-Laws (Company has no by-laws)
         -- Incorporated by Reference to Form 10 --

     4.  Instruments Defining Rights of Security Holders.
         - Refer to Exhibit No. 3. -

     9.  Voting Trust Agreement: None
    10.  Material Contracts: None
    11.  Statement re: Computation of EPS:    None
    12.  Statement re: Computation of Ratios: None
    13.  Annual Report to Security Holders,
          Form 10-Q or Quarterly Report to Security Holders: None
    16.  Letter re: Change of Accountant: None
    18.  Letter re: Change in Accounting Principles: None
    21.  Subsidiaries of Registrant: Refer to Page 3 of Form 10-K
    22. Published Report Regarding Matters Submitted to Vote of Security Holders: None
    24.  Power of Attorney: None
    27.  Financial Data Schedule:  None
    28. Information from Reports Furnished to State Insurance Regulatory Authorities: Not Applicable

    99.  Additional Exhibits:
          -- Incorporated by Reference to Form 10 --

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       JEWETT-CAMERON TRADING COMPANY LTD.
                                   Registrant

Date: November 30, 1999

By: /s/ Donald M. Boone
   --------------------
    Donald M. Boone, President/CFO/Controller/Director




Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: November 30, 1998
     ------------------

By: /s/ Donald M. Boone
   --------------------
    Donald M. Boone, President/CFO/Controller/Director



Date: November 30, 1998
     ------------------

By: /s/ Michael C. Nasser
   --------------------
   Michael C. Nasser, Corporate Secretary

                       JEWETT-CAMERON TRADING COMPANY LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


                                 AUGUST 31, 1999

                          INDEPENDENT AUDITORS' REPORT





To the Stockholders and Directors of
Jewett-Cameron Trading Company Ltd.


We have audited the consolidated balance sheets of Jewett-Cameron Trading Company Ltd. as at August 31, 1999 and 1998 and the consolidated statements of operations, general and administrative expenses, stockholders' equity and cash flows for the years ended August 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at August 31, 1999 and 1998 and the results of its operations, its changes in stockholders' equity and its cash flows for the years ended August 31, 1999, 1998 and 1997, expressed in U.S. dollars, in accordance with generally accepted accounting principles in the United States. As required by the Company Act of British Columbia we report that, in our opinion, these principles have been applied on a consistent basis.





                                                           /s/Davidson & Company

Vancouver, Canada                                          Chartered Accountants


October 21, 1999

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS AT AUGUST 31

------------------------------------------------------------------------------- -------------- ---------------

                                                                                        1999            1998
------------------------------------------------------------------------------- -------------- ---------------
ASSETS

Current
    Cash and cash equivalents                                                   $    223,949   $      52,929
    Accounts receivable, net of allowance of $468,000 (1998 - $420,000)            2,492,312       2,006,270
    Inventory                                                                      2,666,835       3,048,803
    Prepaid expenses                                                                  28,543          45,753
                                                                                ------------   -------------

    Total current assets                                                           5,411,639       5,153,755

Capital assets (Note 3)                                                            1,511,067       1,594,346
Trademarks (Note 4)                                                                       -          194,587
Deferred income taxes (Note 6)                                                       217,200         203,200
Deposits                                                                              74,345          74,345
                                                                                ------------   -------------

Total assets                                                                    $  7,214,251   $   7,220,233
=============================================================================== ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness (Note 5)                                                  $     87,883   $     767,321
    Accounts payable and accrued liabilities                                       1,142,289         736,263
                                                                                ------------   -------------

    Total current liabilities                                                      1,230,172       1,503,584
                                                                                ------------   -------------

Stockholders' equity
    Capital stock
       Authorized
            20,000,000 common shares, without par value 10,000,000 preferred shares, without par value
       Issued
              1,157,162 common shares (1998 - 1,176,762)                           1,932,097       1,960,368
    Additional paid-in capital                                                       582,247         582,247
    Retained earnings                                                              3,789,134       3,291,664
                                                                                ------------   -------------

                                                                                   6,303,478       5,834,279
    Less:  Treasury stock -61,900 common shares (1998 - 20,600)                     (319,399)       (117,630)
                                                                                ------------   -------------

                                                                                   5,984,079       5,716,649

Total liabilities and stockholders' equity                                      $  7,214,251   $   7,220,233
=============================================================================== ============== ===============

Contingent liabilities and commitments (Note 11)

On behalf of the Board:


/s/Don Boone           Director    /s/Jeff Lowe           Director
-----------------------            -----------------------

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

--------------------------------------------------------------- ---------------- --------------- ----------------

                                                                           1999             1998             1997
--------------------------------------------------------------- ---------------- --------------- ----------------

SALES                                                           $  29,102,273    $ 26,178,514    $  28,848,288

COST OF SALES                                                     (24,755,568)    (22,786,956)     (25,473,894)
                                                                -------------    ------------    -------------

GROSS PROFIT                                                        4,346,705       3,391,558        3,374,394

General and administrative expenses - Schedule                     (2,895,790)     (2,663,420)      (2,349,394)
                                                                -------------    ------------    -------------

Income from operations                                              1,450,915         728,138        1,025,000
                                                                -------------    ------------    -------------


OTHER ITEMS
    Amortization of deferred financing charges                             -          (17,903)         (21,480)
    Interest and other income                                          37,026           2,885           56,527
    Interest expense                                                  (93,701)       (284,987)        (260,454)
    Foreign exchange loss                                                (532)       (127,373)         (22,090)
    Loss on disposal of capital assets                                (45,078)             -                -
    Write-down of inventory                                           (58,681)             -                -
    Write-down of trademarks (Note 4)                                (165,440)             -                -
                                                                -------------    ------------    ------------

                                                                     (326,406)       (427,378)        (247,497)
                                                                -------------    ------------    -------------


Income before income taxes                                          1,124,509         300,760          777,503

Income taxes (Note 6)                                                (532,000)       (209,727)        (344,221)
                                                                -------------    ------------    -------------

Income before extraordinary gain                                      592,509          91,033          433,282

Extraordinary gain on repurchase of debentures                             -               -            34,694
                                                                -------------    ------------    -------------

Net income for the year                                         $     592,509    $     91,033    $     467,976
=============================================================== ================ =============== ================

Earnings per share before extraordinary gain - basic            $         0.52   $         0.09  $         0.37
Extraordinary gain - basic                                                  -                -             0.03
                                                                --------------   --------------  --------------

Earnings per share - basic                                      $         0.52   $         0.09  $         0.40
=============================================================== ================ =============== ================

Earnings per share before extraordinary gain - fully diluted    $         0.51   $         0.08  $         0.37
Extraordinary gain - fully diluted                                          -              -               0.03
                                                                --------------   --------------  --------------

Earnings per share - fully diluted                              $         0.51   $         0.08  $         0.40
=============================================================== ================ =============== ================

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
SCHEDULE OF CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

--------------------------------------- ---------------- --------------- ----------------

                                                   1999            1998             1997
--------------------------------------- ---------------- --------------- ----------------


Bad debt expense (recovery)             $       196,923  $      409,273  $       (32,690)
Depreciation and amortization                   170,435         164,500          163,112
Insurance                                        55,398          48,461           64,495
Office and miscellaneous                        242,558         235,563          225,075
Professional fees                               161,500         100,418           88,478
Repairs and maintenance                          36,937          37,095           46,922
Telephone and utilities                          90,320          83,956          103,142
Travel, entertainment and advertising           167,929         146,748          187,224
Wages and employee benefits                   1,689,362       1,354,750        1,423,675
Warehouse expenses and supplies                  84,428          82,656           79,961
                                        ---------------  --------------  ---------------
                                        $     2,895,790  $    2,663,420  $     2,349,394
======================================= ================ =============== ================






















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

----------------------------------------------------------------------- ---------------- --------------- ----------------

                                                                                  1999             1998             1997
----------------------------------------------------------------------- ---------------- --------------- ----------------

CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
    Net income for the year                                             $      592,509   $       91,033  $      467,976
    Items not involving an outlay of cash:
       Depreciation and amortization                                           170,435          164,500         163,112
       Bad debts                                                               196,923          409,273            -
       Foreign exchange (gain) loss on debentures                                   -           (34,615)         13,079
       Amortization of deferred financing charges                                   -            17,903          21,480
       Gain on repurchase of debentures                                             -              -            (34,694)
       Deferred income taxes                                                   (14,000)        (176,000)         44,400
       Loss on disposal of capital assets                                       45,078               -               -
       Write-down of inventory                                                  58,681               -               -
       Write-down of trademarks                                                165,440               -               -

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                             (682,965)         694,085      (1,218,341)
       (Increase) decrease in inventory                                        323,287          987,797      (1,472,554)
       (Increase) decrease in prepaid expenses                                  17,210           20,989            (528)
       Increase (decrease) in bank indebtedness                               (679,438)      (1,750,760)      2,518,081
       Increase (decrease) in accounts payable and accrued liabilities         406,026          102,892        (418,394)
       Decrease in promissory note                                                  -           (16,667)        (99,997)
                                                                        --------------   --------------  --------------

    Net cash provided by (used for) operating activities                       599,186          510,430         (16,380)
                                                                        --------------   --------------  --------------

FINANCING ACTIVITIES
    Capital stock issued                                                        11,044           86,252         105,038
    Treasury shares acquired                                                  (336,123)        (154,096)       (155,309)
    Debentures redeemed                                                             -          (544,985)       (871,441)
    Promissory note repaid                                                          -                -          (16,669)
                                                                        --------------   --------------  --------------

    Net cash used for financing activities                                    (325,079)        (612,829)       (938,381)
                                                                        --------------   --------------  --------------

INVESTING ACTIVITIES
    Decrease in receivable from affiliate                                           -              -            108,535
    Deposits                                                                        -             9,600             120
    Purchase of capital assets                                                (112,411)         (61,658)        (69,135)
    Proceeds on disposal of capital assets                                       9,324           11,708          10,773
                                                                        --------------   --------------  --------------

    Net cash provided by (used for) investing activities                      (103,087)         (40,350)         50,293
                                                                        --------------   --------------  --------------

Increase (decrease) in cash and cash equivalents                               171,020         (142,749)       (904,468)

Cash and cash equivalents, beginning of year                                    52,929          195,678       1,100,146
                                                                        --------------   --------------  --------------

Cash and cash equivalents, end of year                                  $      223,949   $       52,929  $      195,678
======================================================================= ================ =============== ================

Supplemental disclosures with respect to statements of cash flows (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

                                                                                  Employee Stock
                                       Common Stock          Treasury Shares   Ownership Plan Shares
                                                                                                  Additional
                                    Number                  Number              Number            Paid-In     Retained
                                   of Shares     Amount    of Shares   Amount  of Shares  Amount  Capital     Earnings    Total
---------------------------------- ---------- ------------ --------- --------- --------- -------- --------- ----------- -----------


Balance, August 31, 1996           1,254,902  $ 2,042,186   39,300  $ 135,688   30,333  $104,317  $582,247  $2,851,728  $5,236,156

Net income for the year                  -            -        -          -        -         -         -       494,821     494,821
Conversion of debentures               2,460       17,388      -          -        -         -         -           -        17,388
Shares cancelled                     (20,000)     (30,047)     -          -        -         -         -           -       (30,047)
Treasury shares acquired                 -            -     37,100    155,309      -         -         -           -      (155,309)
Employee plan shares released            -            -        -          -    (30,000)  (87,650)   31,645         -       119,295
                                   ---------  -----------  -------  --------- --------  --------  --------  ----------  ----------

Balance, August 31, 1997           1,237,362    2,029,527   76,400    290,997      333    16,667   613,892   3,346,549   5,682,304

Net income for the year                  -            -        -          -        -         -         -       102,134     102,134
Stock options exercised               24,000       69,585      -          -        -         -         -           -        69,585
Shares cancelled                     (84,600)    (138,744)     -          -        -         -         -           -      (138,744)
Treasury shares acquired                 -            -     28,800    154,096      -         -         -           -      (154,096)
Treasury shares cancelled                -            -    (84,600)  (327,463)     -         -         -           -       327,463
Employee plan shares released            -            -        -          -       (333)  (16,667)  (31,645)        -       (14,978)
Premium relating to cancellation
  of share capital                       -            -        -          -        -         -         -      (157,019)   (157,019)
                                   ---------  -----------  -------  --------- --------  --------  --------  ----------  ----------

Balance, August 31, 1998           1,176,762    1,960,368   20,600    117,630      -         -     582,247   3,291,664   5,716,649

Net income for the year                  -            -        -          -        -         -         -       592,509     592,509
Stock options exercised                4,000       11,044      -          -        -         -         -           -        11,044
Shares cancelled                     (23,600)     (39,315)     -          -        -         -         -           -       (39,315)
Treasury shares acquired                 -            -     64,900    336,123      -         -         -           -      (336,123)
Treasury shares cancelled                -            -    (23,600)  (134,354)     -         -         -           -       134,354
Premium relating to cancellation
  of share capital                       -            -        -          -        -         -         -       (95,039)    (95,039)
                                   ---------  -----------  -------  --------- --------  --------  --------  ----------  ----------

Balance, August 31, 1999           1,157,162  $ 1,932,097   61,900  $ 319,399      -    $    -    $582,247  $3,789,134  $5,984,079
================================== ========== ============ ======== ========= ========  ========  ========  =========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

1.       NATURE OF OPERATIONS

         The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

         The Company and its subsidiaries operate as a distributor of lumber and other building products, as a distributor of industrial tools, and as a retailer of building materials.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Generally accepted accounting principles

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, which are not materially different from generally accepted accounting principles utilized in Canada. Information with respect to differences between generally accepted accounting principles of Canada and the United States is provided in Note 9.

         Principles of consolidation

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Jewett-Cameron Lumber Corporation, MSI-PRO Co., and Material Supply International, Inc., all of which are incorporated under the laws of Oregon, U.S.A. and Jewett-Cameron South Pacific Ltd., which is incorporated under the laws of Tonga.

         Significant inter-company balances and transactions have been eliminated upon consolidation.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Currency

         These financial statements are expressed in U.S. dollars as the Company's operations are based predominately in the United States. Any amounts expressed in Canadian dollars are indicated as such.

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

         Capital assets and depreciation

         Capital assets are recorded at cost and the Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

             Office equipment                               5-7 years
             Warehouse equipment                            2-10 years
             Automotive equipment                           4 years
             Buildings                                      5-30 years

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

         Gains and losses related to long-term debt are deferred and amortized over the remaining term of the debt.

         Deferred financing charges

         Deferred financing charges are amortized to income over the term of the debt instrument to which they relate.

         Trademarks

         The Company accounts for costs of acquiring its trademarks by capitalizing all costs of acquisition. These costs are being amortized to income over periods ranging from five to fifteen years.

         Earnings per share

         Earnings per share is computed using the weighted average number of shares outstanding during the year, after considering outstanding stock options and warrants.

         Fully diluted earnings per share consider the dilutive impact of the conversion of outstanding stock options and the conversion of the debentures outstanding as if the events occurred during the year. For the year ended August 31, 1997, this calculation proved to be anti-dilutive.

         The earnings per share data for the years ended August 31 is summarized as follows:

         --------------------------------------------------- --------------- --------------- ---------------
                                                                       1999            1998            1997
         --------------------------------------------------- --------------- --------------- ---------------
         Net income for United States reporting purposes     $     592,509   $      91,033   $     467,976

         Effect of dilutive securities, interest
             on convertible debentures                                  -               -           58,480
                                                             -------------   -------------   -------------
                                                             $     592,509   $      91,033   $     526,456
                                                             =============   =============   =============

         Basic earnings per share weighted average number
             of shares outstanding                               1,131,627       1,148,330       1,168,304
         Effect of dilutive securities
             Convertible debentures                                     -             -             52,728
             Stock options                                          34,948          31,437          23,368
                                                             -------------   -------------   -------------

         Fully diluted earnings per share weighted average
             number of shares outstanding                        1,166,575       1,179,767       1,244,400
         =================================================== =============== =============== ===============

         Post retirement benefits

         Post retirement benefits are accounted for on an accrual basis. Any difference between net periodic post retirement benefit cost charged against income and the amount actually funded is recorded as an accrued or prepaid cost. This policy is consistent with Financial Accounting Standards No. 106, "Employers Accounting for Post Retirement Benefits Other than Pensions".

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         Financial instruments

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, deposits, bank indebtedness, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, other than those disclosed in Note 14, Concentrations of Credit Risk. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         Comparative figures

         Certain comparative figures have been reclassified to conform with the presentation adopted for the current year.

         Accounting for derivative instruments and hedging activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

3.        CAPITAL  ASSETS

          -------------------------------- -------------- ---------------
                                                    1999           1998
          -------------------------------- -------------- ---------------

          Office equipment                 $     210,652  $     174,512
          Warehouse equipment                    213,751        186,098
          Automotive equipment                    46,159         59,009
          Buildings                            1,410,058      1,460,982
          Land                                   365,522        344,892
                                           -------------  -------------

                                               2,246,142      2,225,493
          Accumulated depreciation              (735,075)      (631,147)
                                           -------------  -------------

          Net book value                   $   1,511,067  $   1,594,346
          ================================ ============== ===============

         In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

4.       TRADEMARKS

         Trademarks are comprised of development costs and legal fees incurred in establishing and maintaining trademarks for the Company's industrial tools business. The trademark costs are being amortized to income over periods ranging from five to fifteen years.

         ------------------------------- -------------- ---------------
                                                  1999           1998
         ------------------------------- -------------- ---------------

         Trademarks                      $     283,914  $     283,914
         Accumulated amortization             (118,474)       (89,327)
         Write-down of trademarks             (165,440)            -
                                         -------------  ------------

         Net book value                  $          -   $     194,587
         =============================== ============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

5.       BANK INDEBTEDNESS

         ---------------------------------------- -------------- ---------------
                                                           1999           1998
         ---------------------------------------- -------------- ---------------

         Demand loan                              $      87,883  $     767,321
         ======================================== ============== ===============

         The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the libor rate plus 225 basis points.


6.       INCOME TAXES

         A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

            a)  For United States reporting purposes:

            ------------------------------------------------------------------ -------------- --------------- ---------------
                                                                                        1999           1998            1997
            ------------------------------------------------------------------ -------------- --------------- ---------------
            Computed tax at the expected statutory rate                        $     442,693  $     116,283   $     330,525
            Tax reduction due to loss in subsidiary operations                       107,702         97,210          42,934
            Other differences                                                        (18,395)        (3,766)        (29,238)
                                                                               -------------  -------------   -------------

            Income tax expense - current                                       $     532,000  $     209,727   $     344,221
            ================================================================== ============== =============== ===============

            b) For Canadian reporting purposes:

            ------------------------------------------------------------------ -------------- --------------- ---------------
                                                                                        1999           1998            1997
            ------------------------------------------------------------------ -------------- --------------- ---------------

            Computed tax at the expected statutory rate                        $     513,001  $     142,271   $     382,771
            Foreign income taxed at different rates                                  (91,008)       (87,372)        (86,548)
            Tax reduction due to loss in subsidiary operations                       124,807        119,268          49,721
            Other differences                                                        (14,800)        35,560          (1,723)
                                                                               -------------  -------------   -------------

            Income tax expense - current                                       $     532,000  $     209,727   $     344,221
            ================================================================== ============== =============== ===============

         Deferred income taxes of $217,200 (1998 - $203,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.


7.       STOCK OPTIONS

         At August 31, 1999, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

         -----------  -------------  -------------------
             Number       Exercise
          of Shares          Price   Expiry Date
         -----------  -------------  -------------------

             12,000      Cdn$  8.25  December 31, 2000
             70,000      Cdn$  4.25  August 6, 2006
         ===========  =============  ===================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

8.       EMPLOYEE STOCK OWNERSHIP PLAN


         The Company sponsored an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 and who have at least one thousand hours with the Company in the twelve months preceding that date. The Company made annual contributions to the ESOP, at least equal to the ESOP's debt service. The ESOP shares were pledged initially as collateral for its debt. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Debt of the ESOP was recorded as debt and the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reported compensation expense equal to the current market value of the shares, and the shares became outstanding for earnings per share computations. During the year, the Company purchased 17,000 of its common shares on the open market as part of its ESOP. ESOP compensation expense was $90,170 for 1999, $40,694 for 1998, and $129,600 for 1997.


9.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN
            GENERALLY ACCEPTED ACCOUNTING PRINCIPLES


         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Except as set out below, these financial statements also comply, in all material respects, with accounting principles generally accepted in Canada.


            Income taxes

            Under Canadian generally accepted accounting principles, income taxes are accounted for using the tax allocation method under which the income tax provision is based on reported net income. Full provision is made for income tax deferred to future years as a result of claiming allowances for income tax purposes which differ from amounts recorded in the financial statements. For United States reporting purposes, income taxes are accounted for using the liability method as required by "Accounting Standards No. 109, "Accounting for Income Taxes" which reflects the tax effect of differences between taxable income and income before income taxes based on future tax rates. Deferred tax liabilities or assets are adjusted for changes in tax rates in the period such law is enacted.


            Earnings per share

             Under both Canadian and United States generally accepted accounting principles, basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of shares outstanding during the year. Under Canadian GAAP diluted earnings per share is determined by dividing the net income adjusted to include the assumed income, net of tax from investing the proceeds from the exercise of outstanding options, by the weighted average number of ordinary shares, both on issued and potentially diluted options outstanding during the year. Under US GAAP, the treasury stock method would be used to compute earnings per share.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

9.       DIFFERENCES BETWEEN UNITED STATES AND CANADIAN
            GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (cont'd.....)


             Earnings per share (cont'd.....)

            The weighted average number of shares outstanding for Canadian reporting purposes for basic earnings per share was 1,131,627, 1,148,330, and 1,168,304, for the years ended August 31, 1999, 1998 and 1997, respectively. The weighted average number of shares outstanding for fully diluted earnings per share was 1,213,627, 1,236,417, and 1,335,013 for the years ended August 31, 1999, 1998 and 1997, respectively.


             Foreign exchange

             Under Canadian generally accepted accounting principles, foreign exchange gains or losses on foreign denominated long-term debt are deferred and amortized to income over the remaining term of the long-term debt. For United States reporting purposes, these foreign exchange gains or losses are taken into income in the year they occurred.

         The impact of the above differences between Canadian and United States generally accepted accounting principles on income for the year would be as follows:

         ------------------------------------------------------ ---------------- --------------- ----------------
                                                                            1999            1998             1997
         ------------------------------------------------------ ---------------- --------------- ----------------
         Income before income taxes                             $     1,124,509  $      300,760  $       777,503

         Reconciling items
             Gain on repurchase of debentures                                -             -              34,694
             Deferred foreign exchange (gain) loss                           -          (34,615)          13,079
             Amortization of deferred foreign exchange gain                  -           45,716           13,766
                                                                ---------------  --------------  ---------------

         Income before income taxes for Canadian reporting
             purposes                                                 1,124,509         311,861          839,042

         Income taxes (Note 6)                                         (532,000)       (209,727)        (344,221)
                                                                ---------------  --------------  ---------------

         Net income for Canadian reporting purposes             $       592,509  $      102,134  $       494,821
                                                                ================ =============== ================

         Earnings per share for Canadian reporting  purposes -
             basic                                              $         0.52   $         0.09  $         0.43
                                                                ================ =============== ================

         Earnings per share for Canadian reporting purposes -
             fully diluted                                      $         0.49   $         0.08  $         0.41
         ====================================================== ================ =============== ================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

10.      STOCK BASED COMPENSATION EXPENSE

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this prior standard.

         No new stock options were granted in the fiscal years ended August 31, 1998 and 1997.

         Following is a summary of the status of the plan during 1999, 1998 and 1997:

         ------------------------------------ -------------- ---------------
                                                                   Weighted
                                                                    Average
                                                     Number        Exercise
                                                  of Shares           Price
         ------------------------------------ -------------- ---------------

         Outstanding at August 31, 1996             110,000      Cdn$  4.46
             Forfeited                               (6,000)     Cdn$  6.20
                                              -------------

         Outstanding at August 31, 1997             104,000      Cdn$  4.38

             Forfeited                               (6,000)     Cdn$  6.20
             Exercised                              (24,000)     Cdn$  4.25
                                              -------------

         Outstanding at August 31, 1998              74,000      Cdn$  4.25

             Granted                                 12,000      Cdn$  8.25
             Forfeited                                   -
             Exercised                               (4,000)     Cdn$  4.25
                                              -------------

         Outstanding at August 31, 1999              82,000      Cdn$  4.84
         ==================================== ============== ===============

         Following is a summary of the status of options outstanding at August 31, 1999:

                                  Outstanding Options                   Exercisable Options
                           --------------------------------------  -------------------------
                                          Weighted
                                           Average       Weighted                  Weighted
                                         Remaining        Average                   Average
                                       Contractual       Exercise                  Exercise
         Exercise Price      Number           Life          Price    Number           Price
         ----------------- --------- -------------- -------------- --------- ---------------
         Cdn$8.25            12,000          1.33       Cdn$ 8.25    12,000      Cdn$ 8.25
         Cdn$4.25            70,000          6.93       Cdn$ 4.25    70,000      Cdn$ 4.25
         ================= ========= ============== ============== ========= ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

10.      STOCK BASED COMPENSATION EXPENSE (cont'd......)

         Compensation

         The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There was no compensation cost incurred based on options granted in 1999, 1998 and 1997. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been adjusted as follows:

         ----------------------------------------------------------- --------------- ---------------
                                                               1999           1998            1997
         ----------------------------------------------------------- --------------- ---------------
         Net income
             As reported                              $     592,509  $      91,033   $     467,976
                                                      ============== =============== ===============

             Pro forma                                $     486,600  $      37,704   $     434,959
                                                      ============== =============== ===============

         Basic earnings per share

         Basic earnings per share
             As reported before extraordinary gain    $        0.52  $        0.09   $        0.37
             As reported extraordinary gain                      -               -            0.03
                                                      -------------  --------------  -------------

             As reported                              $        0.52  $        0.09   $        0.40
                                                      ============== =============== ===============

             Pro forma before extraordinary gain      $        0.43  $        0.03   $        0.34
             Pro forma extraordinary gain                        -               -            0.03
                                                      -------------  --------------  -------------

             Pro forma                                $        0.43  $        0.03   $        0.37
         =========================================================== =============== ===============

         Fully diluted earnings per share

         -------------------------------------------- -------------- --------------- ---------------

                                                                1999           1998            1997
         -------------------------------------------- -------------- --------------- ---------------

         Fully diluted earnings per share
             As reported before extraordinary gain    $         0.51 $        0.08   $         0.37
             As reported extraordinary gain                      -               -             0.03
                                                      -------------  --------------  --------------

             As reported                              $         0.51 $        0.08   $         0.40
                                                      ============== =============== ===============
                                                      ============== =============== ===============

             Pro forma before extraordinary gain      $         0.42 $        0.03   $         0.34
             Pro forma extraordinary gain                        -               -             0.03
                                                      -------------  --------------  --------------

             Pro forma                                $         0.42 $        0.03   $         0.37
         ============================================ ============== =============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

10.      STOCK BASED COMPENSATION EXPENSE (cont'd......)

         The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair value are as follows:

         ------------------------------- ---------- ----------- -----------

                                              1999        1998        1997
         ------------------------------- ---------- ----------- -----------

         Risk-free interest rate            5.13%           -           -
         Expected life of the options     2 years           -           -
         Expected volatility               39.85%           -           -
         Expected dividend yield             -              -           -
         =============================== ========== =========== ===========


11.      CONTINGENT LIABILITIES AND COMMITMENTS

         a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at August 31, 1999 and 1998, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 8).

         b) At August 31, 1999 and 1998 the Company had an un-utilized line-of-credit of approximately $6,400,000 and $5,700,000, respectively.


12.      REMUNERATION

         Aggregate remuneration to directors and officers, including the Company's five highest paid employees, totalled $567,923 (1998 - $477,150; 1997 - $417,502).


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

         In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segment's pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

13.      SEGMENTED INFORMATION (cont'd.....)

         Following is a summary of segmented information for 1999, 1998, and 1997.

         ---------------------------------- ---------------- --------------- ----------------
                                                       1999            1998             1997
         ---------------------------------- ---------------- --------------- ----------------
         Sales to unaffiliated customers:
             Building Materials:
                United States               $   27,707,986   $   24,126,934  $   27,246,051
                South Pacific                      316,757          831,405         401,829
             Industrial tools                    1,077,530        1,220,175       1,200,408
                                            --------------   --------------  --------------

                                            $   29,102,273   $   26,178,514  $   28,848,288
                                            ================ =============== ================
         Income from operations:
             Building Materials:
                United States               $    1,583,793   $      696,556  $    1,052,011
                South Pacific                     (138,126)         (44,870)        (21,461)
             Industrial tools                      116,902          180,803          70,869
             General corporate                    (111,654)        (104,351)        (76,419)
                                            --------------   --------------  --------------

                                            $    1,450,915   $      728,138  $    1,025,000
                                            ================ =============== ================
         Identifiable assets:
             Building Materials:
                United States               $    6,521,677   $    6,200,166  $    8,313,765
                South Pacific                      464,719          770,225         857,449
             Industrial tools                      117,549          125,132         139,710
             General corporate                     110,306          124,710         130,200
                                            --------------   --------------  --------------

                                            $    7,214,251   $    7,220,233  $    9,441,124
                                            ================ =============== ================
         Depreciation and amortization:
             Building Materials:
                United States               $      152,591   $      148,183  $      150,760
                South Pacific                       16,250           14,634          11,043
             Industrial tools                        1,594            1,683           1,309
                                            --------------   --------------  --------------

                                            $      170,435   $      164,500  $      163,112
                                            ================ =============== ================
         Capital expenditures:
             Building Materials:
                United States               $      112,411   $       24,948  $       44,323
                South Pacific                           -            36,710          24,812
                                            --------------   --------------  --------------

                                            $      112,411   $       61,658  $       69,135
         ================================== ================ =============== ================

         During 1999, the Company made sales to the following customers of the building materials segment which were in excess of 10% of total sales for the year: Eagle Hardware & Garden - $9,846,757, Fred Meyer, Inc. - $6,838,184 and The Home Depot, Inc. - $6,629,888.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 1999

14.      CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. As of August 31, 1999 and 1998, substantially all of the Company's cash, including amounts representing outstanding cheques, are deposited with U.S. Bank and U.S. Bancorp Securities. During the normal course of business, the Company extends credit to customers conducting business in the home improvement industry.


15.      SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

         -------------------------------- ---------------- --------------- ----------------
                                                    1999             1998            1997
         -------------------------------- ---------------- --------------- ----------------
         Cash paid during the year for:
             Interest                     $       93,701   $      292,291  $      282,244
             Income taxes                        433,157          213,046         325,153
         ================================ ================ =============== ================

         Significant non-cash transaction in 1999:

            The Company cancelled 23,600 treasury shares repurchased at a price of $134,354, which had an original cost of $39,315. The difference between the original cost and purchase price of $95,039 was applied against retained earnings as a premium relating to the cancellation of share capital.

         Significant non-cash transaction in 1998:

            The Company cancelled 84,600 treasury shares repurchased at a price of $327,463, which had an original cost of $138,744. The difference between the original cost and purchase price was applied to contributed surplus in the amount of $31,645 and the remaining balance of $157,019 was applied against retained earnings as a premium relating to the cancellation of share capital.

         Significant non-cash transaction in 1997:

            The Company issued 2,460 common shares upon conversion of its outstanding debentures in the amount of $17,388.

16.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may incorrectly recognize the year 2000 as some other date, resulting in errors. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                          INDEPENDENT AUDITORS' REPORT





To the Shareholders of
Jewett-Cameron Trading Company Ltd.


Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. is included in this Form 10-K. In connection with our examinations of such financial statements, we have also examined the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly the information required to be included therein.







                                                           /s/Davidson & Company

Vancouver, Canada                                          Chartered Accountants


October 21, 1999

JEWETT-CAMERON TRADING COMPANY LTD.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
AUGUST 31, 1999

                                                                   Additions  Deductions
                                                        Balance at Charged to Credited to  Deductions
                                                        Beginning  Costs and  Costs and    from       Balance at
                                                        of Year    Expenses    Expenses    Reserves   End of Year
         ---------------------------------------------- ---------- ---------- ----------   ---------- ----------
         1997

             Allowance deducted from related balance
             sheet account:

                Accounts receivable                     $ 170,000  $  20,000  $ (68,208)   $(101,792) $  20,000
                                                        ========== ========== ==========   ========== ==========

         1998

             Allowance deducted from related balance
             sheet account:

                Accounts receivable                     $  20,000  $ 400,000  $    -       $    -     $ 420,000
                                                        ========== ========== ==========   ========== ==========


         1999

             Allowance deducted from related balance
             sheet account:

                Accounts receivable                     $ 420,000  $ 195,259  $      -     $      -   $ 468,000
         ============================================== ========== ========== ==========   ========== ==========