Form 10-Q
period 1999-11-30
JEWETT CAMERON TRADING CO LTD
filed 2000-01-13
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------
Commission file number: 0-19954

                      JEWETT-CAMERON TRADING COMPANY, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

         BRITISH COLUMBIA                                     NONE
         ----------------                                     ----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1999. Common Stock, no par value 1,075,162
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

Gross sales increased $142,897 during the first quarter of Fiscal 2000 as compared to the first quarter of Fiscal 1999. During the first quarter of Fiscal 2000, the Company also experienced an increase in net income of $10,296.

Results of Operations.

         For the first quarter of the current fiscal year, ending November 30, 1999, sales increased 3.6% to $4,149,716 compared to $4,006,879 for the same quarter of the previous year.

         Sales for Jewett-Cameron Lumber were $3,829,398 million for the quarter, up 9% compared to sales of $3,517,236 million for the first quarter of last year.

         Sales for MSI-PRO (pneumatic tools and industrial clamps) were $273,414 for the first quarter compared to $281,792 for the first quarter of last year, down 3%.

         Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were $46,904 for first quarter compared to $207,851 for the first quarter of last year, down 77%. The Company is currently winding down its operations in the Kingdom of Tonga.

         General and administrative expenses for the Company were $530,200 for the first quarter down from $550,268 for the first quarter of last year. The primary reasons for the decrease of $20,068 are decreases of $5,674 in depreciation and amortization; $2,382 in travel, entertainment and advertising; $17,740 in wages and employee benefits; $6,610 in office and miscellaneous related expenses: and, $1,581 in warehouse expense and supplies. Increases; however, did occur in the categories of consulting ($3,450) and professional fees ($20,221).

         Net income for the quarter was $76,173 which represents a 16% increase over the first quarter of last year when net income was $65,877. The increase in net income was due to an increase in sales of $142,837 over the same period last year coupled with decreases in general and administrative expenses and interest expense. Interest income also increased slightly from $9,869 to $10,175.

         Earnings per share was $0.07 for the first quarter of Fiscal 1999 compared to $0.06 for the first quarter of fiscal 1998.

Liquidity and Capital Resources

         As of November 30, 1999 the Company had working capital of $4,157,504 which represented an increase of $458,119 as compared to the working capital position of $3,699,385 as of November 30, 1998. The increase in working capital was due to an increase in cash and cash equivalents of $590,508 and a decrease in current liabilities of $328,898.

         Accounts Receivable and Inventory represented 86% of current assets and both continue to turn over at acceptable rates.

         External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.5 million of which there was no outstanding balance as of November 30, 1998. As of the end of Fiscal 1999 (August 31st) the Company had an outstanding balance of $87,883 and at the end of the first quarter of Fiscal 2000, the Company had no outstanding balance.

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

 Item 3 - Quantitative and Qualitative Disclosures about Market Risks:

The Company does not have any derivative financial instruments as of November 30, 1999. However, the Company is exposed to interest rate risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on debt.

The Company has a line of credit whose interest rate is based on various published rates that may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect any change in the interest rates to have a material adverse effect on the Company's results from operations.

Foreign Currency Risk

The Company operates a subsidiary in the Kingdom of Tonga. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on its currency. Since the Company is currently winding down its operations in the Kingdom of Tonga, management does not expect the foreign currency exchange rates to significantly impact the Company in the future.

                           Part II - OTHER INFORMATION

    Item 1.       Legal Proceedings - None
    Item 2.       Changes in Securities - None
    Item 3.       Default Upon Senior Securities - None
    Item 4.       Submission of Matters to a Vote of Securities Holders - None
    Item 5.       Other Information - None
    Item 6.(a)    Exhibit 27 - Financial Data Schedule
    Item 6.(b)    Reports on Form 8-K - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Jewett-Cameron Trading Company Ltd.
                                                   (Registrant)


Dated: January 12, 2000                 /s/ Donald M. Boone
       ----------------                 -------------------
                                        Donald M. Boone, President/CEO/Director

                       JEWETT-CAMERON TRADING COMPANY LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                       (Unaudited - See Notice to Reader)


                                NOVEMBER 30, 1999

                        [Davidson & Company Letterhead]















                                NOTICE TO READER





We have compiled the consolidated balance sheet of Jewett-Cameron Trading Company Ltd. as at November 30, 1999 and the consolidated statements of operations, cash flows and changes in stockholders' equity for the three month period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.







                                                           /s/Davidson & Company

Vancouver, Canada                                          Chartered Accountants

January 7, 2000

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999

===================================================================================================================

                                                                     November 30,     November 30,      August 31,
                                                                             1999             1998            1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current
    Cash and cash equivalents                                      $      619,210   $       28,702   $      223,949
    Accounts receivable                                                 1,103,961        1,241,736        2,492,312
    Inventory                                                           2,890,779        3,200,787        2,666,835
    Prepaid expenses                                                       30,171           43,675           28,543
                                                                   --------------   --------------   --------------

    Total current assets                                                4,644,121        4,514,900        5,411,639

Capital assets (Note 3)                                                 1,493,318        1,593,952        1,511,067
Deferred income taxes (Note 4)                                            217,200          203,200          217,200
Deposits                                                                   74,345           74,345           74,345
Trademarks (Note 5)                                                            -           187,177               -
                                                                   --------------   --------------   --------------

Total assets                                                       $    6,428,984   $    6,573,574   $    7,214,251
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness (Note 6)                                     $           -    $           -    $       87,883
    Accounts payable and accrued liabilities                              478,617          815,515        1,142,289
                                                                   --------------   --------------   --------------

    Total current liabilities                                             478,617          815,515        1,230,172
                                                                   --------------   --------------   --------------
Stockholders' equity
    Capital stock
       Authorized
         20,000,000  common  shares  without par value
         10,000,000  preferred shares without par value
       Issued
         1,075,162  common shares (November 30, 1998 - 1,157,162;
                    August 31, 1999 - 1,157,162)                        1,795,157        1,932,097        1,932,097
    Additional paid-in capital                                            582,247          582,247          582,247
    Retained earnings                                                   3,572,963        3,262,502        3,789,134
                                                                   --------------   --------------   --------------

                                                                        5,950,367        5,776,846        6,303,478
    Less: Treasury stock - Nil common shares (November 30,
                           1998 - 3,300; August 31, 1999 - 61,900)            -           (18,787)         (319,399)
                                                                   --------------   --------------   --------------

                                                                        5,950,367        5,758,059        5,984,079
                                                                   --------------   --------------   --------------

Total liabilities and stockholders' equity                         $    6,428,984   $    6,573,574   $    7,214,251
===================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999

===================================================================================================================

                                                                      Three Month      Three Month
                                                                     Period Ended     Period Ended      Year Ended
                                                                     November 30,     November 30,      August 31,
                                                                             1999             1998            1999
-------------------------------------------------------------------------------------------------------------------


SALES                                                              $    4,149,716   $    4,006,879   $   29,102,273

COST OF SALES                                                          (3,497,740)      (3,354,990)     (24,755,568)
                                                                   --------------   --------------   --------------

GROSS PROFIT                                                              651,976          651,889        4,346,705


GENERAL AND ADMINISTRATIVE EXPENSES - Schedule                           (540,200)        (550,268)      (2,895,790)
                                                                   --------------   --------------   --------------


Income from operations                                                    111,776          101,621        1,450,915
                                                                   --------------   --------------   --------------


OTHER ITEMS
     Interest and other income                                             10,175            9,859           37,026
     Interest expense                                                         (93)         (12,499)         (93,701)
     Foreign exchange gain (loss)                                            (685)            (104)            (532)
     Loss on disposal of capital assets                                        -                -           (45,078)
     Write-down of inventory                                                   -                -           (58,681)
     Write-down of trademarks (Note 5)                                         -                -          (165,440)
                                                                   --------------   --------------   --------------

                                                                            9,397           (2,744)        (326,406)
                                                                   --------------   --------------   --------------


Income before income taxes                                                121,173           98,877        1,124,509


Income taxes                                                              (45,000)         (33,000)        (532,000)
                                                                   --------------   --------------   --------------


Net income for the period                                          $       76,173   $       65,877   $      592,509
===================================================================================================================

Basic earnings per share                                           $         0.07   $         0.06   $         0.52

Fully diluted earnings per share                                   $         0.06   $         0.05   $         0.51
===================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999

===================================================================================================================

                                                                      Three Month      Three Month
                                                                     Period Ended     Period Ended      Year Ended
                                                                     November 30,     November 30,      August 31,
                                                                             1999             1998            1999
-------------------------------------------------------------------------------------------------------------------

Bad debt expense                                                   $           -    $           -    $      196,923

Consulting                                                                  3,450               -                -

Depreciation and amortization                                              30,374           36,128          170,435

Insurance                                                                  12,473           12,455           55,398

Office and miscellaneous                                                   49,005           55,625          242,558

Professional fees                                                          38,139           17,928          161,500

Repairs and maintenance                                                    14,667           14,067           36,937

Telephone and utilities                                                    21,622           21,822           90,320

Travel, entertainment and advertising                                      37,755           40,137          167,929

Wages and employee benefits                                               314,177          331,917        1,689,362

Warehouse expenses and supplies                                            18,538           20,189           84,428
                                                                   --------------   --------------   --------------

                                                                   $      540,200   $      550,268   $    2,895,790
===================================================================================================================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999

===================================================================================================================

                                                                      Three Month      Three Month
                                                                     Period Ended     Period Ended      Year Ended
                                                                     November 30,     November 30,      August 31,
                                                                             1999             1998            1999
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $       76,173   $       65,877   $      592,509
    Items not involving an outlay of cash:
       Depreciation and amortization                                       30,374           36,128          170,435
       Bad debt expense                                                        -                -           196,923
       Deferred income taxes                                                   -                -           (14,000)
       Loss on disposal of capital assets                                      -                -            45,078
       Write-down of inventory                                                 -                -            58,681
       Write-down of trademarks                                                -                -           165,440

    Cash provided by changes in the following non-cash
          working capital items:
       (Increase) decrease in accounts receivable                       1,388,351          764,534         (682,965)
       (Increase) decrease in inventory                                  (223,944)        (151,984)         323,287
       (Increase) decrease in prepaid expenses                             (1,628)           2,078           17,210
       Increase (decrease) in bank indebtedness                           (87,883)        (767,321)        (679,438)
       Increase (decrease) in accounts payable and
          accrued liabilities                                            (663,672)          79,252          406,026
                                                                   --------------   --------------   --------------

    Net cash provided by operating activities                             517,771           28,564          599,186
                                                                   --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital stock issued                                                        -            11,044          11,044
    Treasury shares acquired                                             (109,885)         (35,512)        (336,123)
                                                                   --------------   --------------   --------------

    Net cash used in financing activities                                (109,885)         (24,468)        (325,079)
                                                                   --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                            (12,625)         (28,323)        (112,411)
    Disposal of capital assets                                                  -                -            9,324
                                                                   --------------   --------------   --------------

    Net cash used in investing activities                                 (12,625)         (28,323)        (103,087)
                                                                   --------------   --------------   --------------

Increase (decrease) in cash and cash equivalents                          395,261          (24,227)         171,020

Cash and cash equivalents, beginning of period                            223,949           52,929          52,929
                                                                   --------------   --------------   --------------

Cash and cash equivalents, end of period                           $      619,210   $       28,702   $      223,949
===================================================================================================================

Supplemental disclosures with respect to statements of cash flows (Note 9)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999

==============================================================================================================================

                                            Common Stock             Treasury Shares
                                           --------------            ---------------
                                                                                          Additional
                                          Number                    Number                   Paid-In     Retained
                                       of Shares       Amount    of Shares        Amount     Capital     Earnings        Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------
Balance, August 31, 1998              1,176,762  $ 1,960,368       20,600  $   117,630   $  582,247  $ 3,291,664  $ 5,716,649

Net income for the year                      -            -            -            -            -       592,509      592,509
Stock options exercised                   4,000       11,044           -            -            -            -        11,044
Shares cancelled                        (23,600)     (39,315)          -            -            -            -       (39,315)
Treasury shares acquired                     -            -        64,900      336,123           -            -      (336,123)
Treasury shares cancelled                    -            -       (23,600)    (134,354)          -            -       134,354
Premium relating to cancellation
    of share capital                         -            -            -            -            -       (95,039)     (95,039)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079
                                    ============ ============ ============ ============= =========== ============ ============

Balance, August 31, 1998              1,176,762  $ 1,960,368       20,600  $   117,630   $  582,247  $ 3,291,664  $ 5,716,649

Net income for the period                  -            -            -            -            -          65,877       65,877
Stock options exercised                   4,000       11,044         -            -            -            -          11,044
Shares cancelled                        (23,600)     (39,315)        -            -            -            -         (39,315)
Treasury shares acquired                   -            -           6,300       35,511         -            -         (35,511)
Treasury shares cancelled                  -            -         (23,600)    (134,354)        -            -         134,354
Premium relating to cancellation
    of share capital                         -            -            -            -            -       (95,039)     (95,039)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, November 30, 1998            1,157,162  $ 1,932,097        3,300  $    18,787   $  582,247  $ 3,262,502  $ 5,758,059
                                    ============ ============ ============ ============= =========== ============ ============

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the period                    -            -            -            -            -        76,173       76,173
Shares cancelled                        (82,000)    (136,940)          -            -            -            -      (136,940)
Treasury shares acquired                     -            -        20,100      109,885           -            -      (109,885)
Treasury shares cancelled                    -            -       (82,000)    (429,284)          -            -       429,284
Premium relating to cancellation
    of share capital                         -            -            -            -            -      (292,344)    (292,344)
                                    -----------  -----------  -----------  -----------   ----------  -----------  ------------

Balance, November 30, 1999            1,075,162  $ 1,795,157           -   $        -    $  582,247  $ 3,572,963  $ 5,950,367
=================================== ============ ============ ============ ============= =========== ============ ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999
================================================================================

1.      BUSINESS COMBINATION

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

        Capital assets and depreciation

        Capital assets are recorded at cost and the Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

          Office equipment                                5-7 years
          Warehouse equipment                             2-10 years
          Automotive equipment                            4 years
          Buildings                                       5- 30 years

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999
================================================================================

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

        Financial instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

        Earnings per share

        Earnings per share is computed using the weighted average number of shares outstanding during the period, after considering outstanding stock options and warrants.

        Fully diluted earnings per share consider the dilutive impact of the conversion of outstanding stock options as if the events occurred during the period.

        The earnings per share data for the periods ended November 30, 1999 and 1998 and August 31, 1999 is summarized as follows:

        ======================================================================================================
                                                                November 30,     November 30,      August 31,
                                                                        1999             1998            1999
        ------------------------------------------------------------------------------------------------------
        Net income for United States reporting purposes      $        76,173  $        19,663  $      592,509
                                                             ===============  ===============  ===============
        Basic earnings per share weighted average number
            of shares outstanding                                  1,147,618        1,176,762       1,131,627
        Effect of dilutive securities
            Stock options                                             35,533           34,785          34,948
                                                             ---------------  ---------------  ---------------
        Fully diluted earnings per share weighted average
            number of shares outstanding                           1,183,151        1,211,547       1,166,575
        ======================================================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999
================================================================================

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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


3.      CAPITAL ASSETS

        ======================================================================================================
                                                                November 30,     November 30,      August 31,
                                                                        1999             1998            1999
        ------------------------------------------------------------------------------------------------------
        Office equipment                                    $        214,193  $       174,922  $       210,652
        Warehouse equipment                                          219,476          210,491          213,751
        Automotive equipment                                          46,159           59,009           46,159
        Building                                                   1,413,700        1,460,993        1,410,058
        Land                                                         370,412          347,127          365,522
                                                             ---------------  ---------------  ---------------

                                                                   2,263,940        2,252,542        2,246,142
        Accumulated depreciation                                    (770,622)        (658,590)        (735,075)
                                                             ---------------  ---------------  ---------------

        Net book value                                      $      1,493,318  $     1,593,952  $     1,511,067
        ======================================================================================================


4.      DEFERRED INCOME TAXES

        Deferred income taxes of $217,200 (November 30, 1998 - $203,200; August 31, 1999 - $217,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.



5.      TRADEMARKS

        ======================================================================================================
                                                                November 30,     November 30,      August 31,
                                                                        1999            1998             1999
        ------------------------------------------------------------------------------------------------------
        Trademarks                                          $            -    $       283,914  $       283,914
        Accumulated amortization                                         -            (96,737)        (118,474)
        Write-down of trademarks                                         -                 -          (165,440)
                                                             ---------------  ---------------  ---------------
                                                            $            -    $       187,177  $            -
        ======================================================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999
================================================================================

6.      BANK INDEBTEDNESS

        ======================================================================================================
                                                                November 30,     November 30,       August 31,
                                                                         1999            1998             1999
        ------------------------------------------------------------------------------------------------------
        Demand loan                                          $           -    $           -    $       87,883
        ======================================================================================================

7.      STOCK OPTIONS

        At November 30, 1999, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

        ========================================================================
                  Number              Exercise
               of Shares                 Price              Expiry Date
        -----------------------------------------------------------------------
                  12,000             Cdn$ 4.25              December 31, 2000
                  70,000             Cdn$ 4.25              August 6, 2006
        ========================================================================


8.      EMPLOYEE STOCK OWNERSHIP PLAN

        The Company sponsors an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date. The Company makes annual contributions to the ESOP, at least equal to the ESOP's debt service. The ESOP shares were initially pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Debt of the ESOP is recorded as debt of the Company and the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market value of the shares, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $Nil for the periods ended November 30, 1999 and 1998 and $Nil for the year ended August 31, 1999. The ESOP shares as of November 30, 1999, 1998 and August 31, 1999 were as follows:

        ======================================================================================================
                                                                November 30,     November 30,       August 31,
                                                                        1999             1998             1999
        ------------------------------------------------------------------------------------------------------
        Allocated shares                                              90,000           90,000           90,000
        Unreleased shares                                                 -                -               -
                                                            ----------------    -------------  ----  ---------
        Total ESOP shares                                             90,000           90,000           90,000
        ======================================================================================================
        Fair market value of unreleased shares              $             -    $           -   $           -
        ======================================================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999
================================================================================

9.      SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

        ======================================================================================================
                                                                November 30,     November 30,       August 31,
                                                                        1999             1998             1999
        ------------------------------------------------------------------------------------------------------
        Cash paid during the period for:
             Interest                                       $             93  $        12,499  $        93,701
             Income taxes                                            109,000           14,336          433,157
        ======================================================================================================

        Significant non-cash transaction for the three month period ended November 30, 1999:

             The Company cancelled 82,000 treasury shares repurchased at a price of $429,284 which had an original cost of $136,940. The difference between the original cost and purchase price of $292,344 was applied against retained earnings as a premium relating to the cancellation of share capital.

        Significant non-cash transaction for the three month period ended November 30, 1998:

             The Company cancelled 23,600 treasury shares repurchased at a price of $134,354 which had an original cost of $39,315. The difference between the original cost and purchase price of $95,039 was applied against retained earnings as a premium relating to the cancellation of share capital.

        Significant non-cash transaction for the year ended August 31, 1999:

             The Company cancelled 23,600 treasury shares repurchased at a price of $134,354 which had an original cost of $39,315. The difference between the original cost and purchase price of $95,039 was applied against retained earnings as a premium relating to the cancellation of share capital.


10.      SEGMENTED INFORMATION

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999
================================================================================

10.      SEGMENTED INFORMATION (cont'd.....)

         Following is a summary of segmented information for the three month periods ended November 30, 1999 and 1998 and the year ended August 31, 1999:

        ======================================================================================================
                                                                November 30,     November 30,       August 31,
                                                                        1999             1998             1999
        ------------------------------------------------------------------------------------------------------
         Sales to unaffiliated customers:
             Building Materials:
                United States                               $    3,829,398    $    3,517,236   $   27,707,986
                South Pacific                                       46,904           207,851          316,757
             Industrial tools                                      273,414           281,792        1,077,530
                                                            --------------    --------------   --------------

                                                            $    4,149,716    $    4,006,879   $   29,102,273
                                                            ==============    ==============   ==============
         Income from operations:
             Building Materials:
                United States                               $      116,961    $      104,437   $    1,583,793
                South Pacific                                      (35,198)          (10,938)        (138,126)
             Industrial tools                                       42,304            32,347          116,902
             General corporate                                     (12,291)          (24,225)        (111,654)
                                                            --------------    --------------   --------------

                                                            $      111,776    $      101,621   $    1,450,915
                                                            ===============   ==============   ==============
         Identifiable assets:
             Building Materials:
                United States                               $    5,764,017    $    5,400,404   $    6,521,677
                South Pacific                                      421,517           934,907          464,719
             Industrial tools                                      131,672           130,666          117,549
             General corporate                                     111,778           107,597          110,306
                                                            --------------    --------------   --------------

                                                            $    6,428,984    $    6,573,574   $    7,214,251
                                                            ==============    ==============   ==============
         Depreciation and amortization:
             Building Materials:
                United States                               $       28,869    $       31,899   $      152,591
                South Pacific                                        1,230             3,659           16,250
             Industrial tools                                          275               570            1,594
                                                            --------------    --------------   --------------

                                                            $       30,374    $       36,128   $      170,435
                                                            ==============    ==============  ===============

         Capital expenditures:
             Building Materials:
                United States                               $       12,625    $       28,323   $      112,411
                South Pacific                                           -               -                -
                                                            --------------    --------------   --------------

                                                            $       12,625  $       28,323     $      112,411
         =====================================================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
NOVEMBER 30, 1999
================================================================================

11.     UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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