Form 10-Q
period 2000-02-29
JEWETT CAMERON TRADING CO LTD
filed 2000-04-11
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission file number: 0-19954

                      JEWETT-CAMERON TRADING COMPANY, LTD.
             ------------------------------------------------------
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

Yes  X   No ___
    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 2000. Common Stock, no par value 1,075,162 Shares.
---------

                         PART I - FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS.

                  Attached hereto and incorporated herein by reference.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Company operations were down during the second quarter of Fiscal 2000, ended February 29, 2000, as sales decreased over the first quarter of Fiscal 2000. Gross sales decreased $1,241,419 during the second quarter of Fiscal 2000 as compared to the second quarter of Fiscal 1999. During the second quarter of Fiscal 2000, the Company experienced a decrease in net income of $113,991 as compared to the second quarter of Fiscal 1999. Management believes that buying patterns in the area of building materials have shifted and that sales which previously occurred in the Company's second fiscal quarter of operations will now occur in the third and, in some instances, the fourth fiscal quarters. The overall result was net income of $41,587 for the second quarter of Fiscal 2000 and net income for the first six months of Fiscal 2000 of $117,760.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED FEBRUARY 29, 2000 and 1999:

For the second quarter of the current fiscal year, ending February 29, 2000, sales decreased 29.4% to $2,985,720 compared to $4,227,139 for the same quarter of the previous year.

Sales for Jewett-Cameron Lumber were $2,728,783 million for the quarter, down 27.4% compared to sales of $3,758,478 million for the second quarter of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $259,469 for the second quarter compared to $257,877 for the second quarter of last year, an increase of $1,592.

Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were zero for the second quarter compared to $2,933 for the second quarter of last year. The Company has almost completed winding down its operations in the Kingdom of Tonga.

General and administrative expenses for the Company were $482,942 for the second quarter down from $640,439 for the second quarter of last year. The primary reasons for the decrease of $157,497 are decreases of $10,093 in depreciation and amortization; $16,555 in travel, entertainment and advertising; $69,337 in wages and employee benefits; $17,232 in office and miscellaneous related expenses; $2,953 in insurance; $5,640 in professional fees; $8,362 in telephone; and, $1,236 in repairs and maintenance. An increase; however, did occur in the category of warehouse expenses and supplies of $13,911.

Net income for the quarter was $41,587 which represents a 73% decrease over the second quarter of last year when net income was $155,578. The decrease in net income was due to a decrease in sales of $1,241,419 over the same period last year. Even though general and administrative expenses decreased by 25%; interest income increased slightly; and, interest expense decreased, the loss in foreign exchange of ($28,607) coupled with the decrease in sales caused the drop in net income.

Earnings per share (fully diluted) was $0.04 for the second quarter of Fiscal 2000 compared to $0.13 for the second quarter of fiscal 1999.

SIX MONTHS ENDED FEBRUARY 29, 2000:

Sales in the first six months of Fiscal 2000 decreased 11.1% to $7,135,436 compared to $8,026,176 in the same period last year.

Sales for Jewett-Cameron Lumber were $6,558,181 million for the six month period, down 9.9% compared to sales of $7,275,714 million for the same period of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $532,883 for the six month period compared to $539,669 for the same period of last year, down 1.2%.

Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were $44,372 for the six month period compared to $210,784 for the same period of last year, down 78.9%. The Company is currently winding down its operations in the Kingdom of Tonga.

General and administrative expenses for the Company were $1,023,142 for the six month period down from $1,131,854 for the same period of last year. The primary reasons for the decrease of $108,712 are decreases of $12,188 in depreciation and amortization; $11,661 in travel, entertainment and advertising; $56,822 in wages and employee benefits; $12,119 in office and miscellaneous related expenses; $2,809 in insurance; and, $3,938 in telephone. An increase; however, did occur in the categories of warehouse expenses and supplies of $12,409; repairs and maintenance of $1,430; and, professional fees of $16,986.

Net income for the first six months of Fiscal 2000 was $117,760 which represents a 49.3% decrease over the first six months of last year when net income was $232,171. The decrease in net income was due to a decrease in sales of $890,731 over the same period last year. Even though general and administrative expenses decreased by 10%; interest income increased slightly; and, interest expense decreased, the loss in foreign exchange of ($29,292) coupled with the decrease in sales caused the drop in net income.

Earnings per share (fully diluted) was $0.11 for the first six months of Fiscal 2000 compared to $0.20 for the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2000 the Company had working capital of $4,096,864 which represented an increase of $319,115 as compared to the working capital position of $3,777,749 as of February 28, 2000. The increase in working capital was due to an increase in cash and cash equivalents of $95,914 and a decrease in accounts payable and current liabilities of $1,059,893.

Accounts Receivable and Inventory represented 94% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.5 million of which there was an outstanding balance as of February 29, 2000 of $2,207,877. As of the end of Fiscal 2000 (August 31st) the Company had an outstanding balance of $87,883 and at the end of the second quarter of Fiscal 2000, the Company had an outstanding balance of $2,391,339.

Based on the Company's current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

IMPACT OF THE YEAR 2000 ISSUE:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISKS:

The Company does not have any derivative financial instruments as of February 29, 2000. However, the Company is exposed to interest rate risk.

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

                    Holders: The Company conducted an Annual Meeting on January 14, 2000. The matters voted upon, together with the results of voting, were as follows:

                    1) The following persons were elected to fill the vacancies on the Board of Directors created by the expiration of the directors' terms, to serve until the year 2001 annual meeting of the shareholders and until their successors shall be duly elected:

                           Director           Shares Voted  Shares Voted
                                              in Favor      Against
                           -----------------  ------------  ------------
                           Donald M. Boone      676,153            0
                           Jeffrey Lowe         676,153            0
                           James Schjelderup    676,153            0

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

                                      Jewett-Cameron Trading Company Ltd.
                                      (Registrant)


Dated: April 5, 2000                  /s/ Donald M. Boone
       --------------------           -------------------
                                      Donald M. Boone, President/CEO/Director

                       JEWETT-CAMERON TRADING COMPANY LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                       (Unaudited - See Notice to Reader)

                                FEBRUARY 29, 2000

                        [Davidson & Company Letterhead]













                                NOTICE TO READER





We have compiled the consolidated balance sheet of Jewett-Cameron Trading Company Ltd. as at February 29, 2000 and the consolidated statements of operations, cash flows and changes in shareholders' equity for the six month period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





                                                         "DAVIDSON & COMPANY"


Vancouver, Canada                                         Chartered Accountants

March 31, 2000




                          A Member of SC INTERNATIONAL

     Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                 Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

                                                                                 February 29,    February 28,      August 31,
                                                                                         2000            1999            1999
                                                                               --------------- --------------- ---------------

ASSETS

Current
    Cash and cash equivalents                                                  $      95,914   $          -    $     223,949
    Accounts receivable                                                            1,502,843       2,427,470       2,492,312
    Income tax receivable                                                            211,650         128,003              -
    Inventory                                                                      5,069,136       5,237,111       2,666,835
    Prepaid expenses                                                                 100,549         111,726          28,543
                                                                               -------------   -------------   -------------

    Total current assets                                                           6,980,092       7,904,310       5,411,639

Capital assets (Note 3)                                                            1,433,575       1,572,743       1,511,067
Trademarks (Note 4)                                                                       -          179,931              -
Deferred income taxes (Note 5)                                                       217,200         203,200         217,200
Deposits                                                                              74,345          74,345          74,345
                                                                               -------------   -------------   -------------

                                                                               $   8,705,212   $   9,934,529   $   7,214,251
                                                                               =============== =============== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Bank indebtedness (Note 6)                                                 $   2,207,877   $   2,391,339   $      87,883
    Accounts payable and accrued liabilities                                         675,329       1,735,222       1,142,289
                                                                               -------------   -------------   -------------

    Total current liabilities                                                      2,883,206       4,126,561       1,230,172
                                                                               -------------   -------------   -------------

Shareholders' equity
    Capital stock
       Authorized
              20,000,000  common shares, without par value
              10,000,000  preferred shares, without par value
       Issued
               1,075,162  common shares (February 28, 1999 - 1,157,162;
                          August 31, 1999 - 1,157,162)                             1,795,157       1,932,097       1,932,097
    Additional paid-in capital                                                       582,247         582,247         582,247
    Retained earnings                                                              3,614,550       3,428,796       3,789,134
                                                                               -------------   -------------   -------------

                                                                                   5,991,954       5,943,140       6,303,478
    Less:  Treasury stock - 32,800 common shares (February 28, 1999 -
                           26,500;  August 31, 1999 - 61,900)                       (169,948)       (135,172)       (319,399)
                                                                               -------------   -------------   -------------

                                                                                   5,822,006       5,807,968       5,984,079
                                                                               -------------   -------------   -------------

                                                                               $   8,705,212   $   9,934,529   $   7,214,251
                                                                               =============== =============== ===============

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

                                             Three month    Three month       Six month       Six month
                                            period ended   period ended    period ended    period ended
                                            February 29,   February 28,    February 29,    February 28,
                                                    2000           1999            2000            1999
                                         --------------- -------------- --------------- ---------------
SALES                                    $   2,985,720   $   4,227,139  $   7,135,436   $   8,026,167

COST OF SALES                               (2,364,563)     (3,403,566)    (5,862,303)     (6,599,050)
                                         -------------   -------------  -------------   -------------

GROSS PROFIT                                   621,157         823,573      1,273,133       1,427,117


GENERAL AND ADMINISTRATIVE
EXPENSES - Schedule                           (482,942)       (640,439)    (1,023,142)     (1,131,854)
                                         -------------   -------------  -------------   -------------


Income from operations                         138,215         183,134        249,991         295,263
                                         -------------   -------------  -------------   -------------


OTHER ITEMS
    Loss on disposal of capital assets         (41,582)             -         (41,582)             -
    Interest and other income                    6,262           4,020         16,437          13,879
    Interest expense                           (17,701)        (19,356)       (17,794)        (31,855)
    Foreign exchange gain (loss)               (28,607)         13,780        (29,292)         13,884
                                         -------------   -------------  -------------   -------------

                                               (81,628)         (1,556)       (72,231)         (4,092)
                                         -------------   -------------  -------------   -------------


Income before income taxes                      56,587         181,578        177,760         291,171


Income taxes                                   (15,000)        (26,000)       (60,000)        (59,000)
                                         -------------   -------------  -------------   -------------


Net income for the period                $      41,587   $     155,578  $     117,760   $     232,171
                                         =============   =============  =============   =============


Basic earnings per share                 $        0.04   $        0.14  $        0.11   $        0.20
                                         =============   =============  =============   =============


Diluted earnings per share               $        0.04   $        0.13  $        0.11   $        0.19
                                         =============   =============  =============   =============





The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

                                             Three month    Three month       Six month       Six month
                                            period ended   period ended    period ended    period ended
                                            February 29,   February 28,    February 29,    February 28,
                                                    2000           1999            2000            1999
                                         --------------- -------------- --------------- ---------------
Bad debt (recovery)                      $     (40,000)  $          -   $     (40,000)  $          -


Depreciation and amortization                   28,942          39,035         59,316          71,504


Insurance                                       11,965          14,918         24,438          27,247


Office and miscellaneous                        56,277          73,509        108,732         120,851


Professional fees                               39,580          45,220         77,719          60,733


Repairs and maintenance                          8,694           9,930         23,361          21,931


Telephone and utilities                         19,270          27,632         40,892          44,830


Travel, entertainment and advertising           38,992          55,547         76,747          88,408


Warehouse expenses and supplies                 23,176           9,265         41,714          29,305


Wages and employee benefits                    296,046         365,383        610,223         667,045
                                         -------------   -------------  -------------   -------------


                                         $     482,942   $     640,439  $   1,023,142   $   1,131,854
                                         =============== ============== =============== ===============


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)

                                                                              Six month       Six month
                                                                           period ended    period ended
                                                                           February 29,    February 28,
                                                                                   2000            1999
                                                                          -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $     117,760  $     232,171
    Items not involving an outlay of cash:
       Depreciation and amortization                                             59,316         71,504
       Loss on disposal of capital assets                                        41,582             -

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                               989,469       (421,200)
       Increase in income tax receivable                                       (211,650)      (128,003)
       Increase in inventory                                                 (2,402,301)    (2,188,308)
       Increase in prepaid expenses                                             (72,006)       (65,973)
       Increase in bank indebtedness                                          2,119,994      1,624,018
       Increase (decrease) in accounts payable and accrued liabilities         (466,960)       998,960
                                                                          -------------  -------------

    Net cash provided by operating activities                                   175,204        123,169
                                                                          -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Treasury shares acquired                                                   (279,833)      (151,896)
    Capital stock issued                                                             -          11,043
                                                                          -------------  -------------

    Net cash used in financing activities                                      (279,833)      (140,853)
                                                                          -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                  (23,406)       (35,245)
                                                                          -------------  -------------

    Net cash used in investing activities                                       (23,406)       (35,245)
                                                                          -------------  -------------


Change in cash and cash equivalents for the period                             (128,035)       (52,929)


Cash and cash equivalents, beginning of period                                  223,949         52,929
                                                                          -------------  -------------


Cash and cash equivalents, end of period                                  $      95,914  $          -
                                                                          ============== ===============

Supplemental disclosure with respect to cash flows (Note 10)


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - See Notice to Reader)

                                          Common Stock             Treasury Shares
                                    ------------------------- --------------------------  Additional
                                           Number                    Number                Paid-In     Retained
                                      of Shares       Amount    of Shares        Amount    Capital     Earnings        Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------
Balance, August 31, 1998              1,176,762  $ 1,960,368       20,600  $   117,630   $  582,247  $ 3,291,664  $ 5,716,649

Net income for the year                    -            -            -            -            -         592,509      592,509
Stock options exercised                   4,000       11,044         -            -            -            -          11,044
Shares cancelled                        (23,600)     (39,315)        -            -            -            -         (39,315)
Treasury shares acquired                   -            -          64,900      336,123         -            -        (336,123)
Treasury shares cancelled                  -            -         (23,600)    (134,354)        -            -         134,354
Premium relating to cancellation
    of share capital                         -            -            -            -            -       (95,039)     (95,039)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079
                                    ============ ============ ============ ============= =========== ============ ============

Balance, August 31, 1998              1,176,762  $ 1,960,368       20,600  $   117,630   $  582,247  $ 3,291,664  $ 5,716,649

Net income for the period                  -            -            -            -            -         232,171      232,171
Stock options exercised                   4,000       11,044         -            -            -            -          11,044
Shares cancelled                        (23,600)     (39,315)        -            -            -            -         (39,315)
Treasury shares acquired                     -            -        29,500      151,896         -            -        (151,896)
Treasury shares cancelled                    -            -       (23,600)    (134,354)        -            -         134,354
Premium relating to cancellation
    of capital stock                         -            -            -            -            -       (95,039)     (95,039)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, February 28, 1999            1,157,162  $ 1,932,097       26,500  $   135,172   $  582,247  $ 3,428,796  $ 5,807,968
                                    ============ ============ ============ ============= =========== ============ ============

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the period                    -            -            -            -            -       117,760      117,760
Shares cancelled                        (82,000)    (136,940)          -            -                         -      (136,940)
Treasury shares acquired                     -            -        52,900      279,833           -            -      (279,833)
Treasury shares cancelled                    -            -       (82,000)    (429,284)          -            -       429,284
                                                                                  -
Premium relating to cancellation
    of capital stock                         -            -            -            -            -      (292,344)    (292,344)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, February 29, 2000            1,075,162  $ 1,795,157       32,800  $   169,948   $  582,247  $ 3,614,550  $ 5,822,006
                                    ============ ============ ============ ============= =========== ============ ============












The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
FEBRUARY 29, 2000
--------------------------------------------------------------------------------
1.      NATURE OF OPERATIONS

        The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

        The Company and its subsidiaries operate as a wholesaler of lumber and other building products, as a distributor of industrial tools, and as a retailer of building materials.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Generally accepted accounting principles

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 1999. The results of operations for the period ended February 29, 2000 are not necessarily indicative of the results to be expected for the year ending August 31, 2000.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
FEBRUARY 29, 2000
--------------------------------------------------------------------------------
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

        Foreign exchange

       The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

        Trademarks

        The  Company   accounts  for  costs  of  acquiring  its   trademarks  by
        capitalizing all costs of acquisition. These costs will be amortized to income over periods ranging from five to fifteen years.

        Comparative figures

        Certain comparative figures have been reclassified to conform with the presentation adopted for the current period.

        Financial instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, income tax receivable, deposits, bank indebtedness and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

        Earnings per share

        Basic earnings per share is computed using the weighted average number of shares outstanding during the period.

        Diluted   earnings  per  share  consider  the  dilutive  impact  of  the conversion of outstanding stock options as if the events occurred during the period.

        The earnings per share data for the periods ended February 29, 2000 and February 28, 1999 is summarized as follows:

                                                             Three Month      Three Month        Six Month       Six Month
                                                            Period Ended     Period Ended     Period Ended    Period Ended
                                                            February 29,     February 28,     February 29,    February 28,
                                                                    2000             1999             2000            1999
                                                          --------------- ---------------- ---------------- ---------------
        Net income                                        $       41,587  $       155,578  $       117,760  $      232,171
                                                          ==============  ===============  ===============  ==============
        Basic earnings per share weighted
            average number of shares outstanding               1,055,255        1,166,919        1,055,255       1,166,919
        Effect of dilutive securities
            Stock options                                         28,880           35,863           28,880          35,863
                                                          --------------  ---------------  ---------------  --------------
        Diluted earnings per share weighted
            average number of shares outstanding               1,084,135        1,202,782        1,084,135       1,202,782
                                                          =============== ================ ================ ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
FEBRUARY 29, 2000
--------------------------------------------------------------------------------
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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


3.      CAPITAL ASSETS


                                  February 29,    February 28,      August 31,
                                          2000            1999            1999
                                 -------------   -------------   -------------

        Office equipment         $     181,703   $     179,389   $     210,652
        Warehouse equipment            210,551         214,182         213,751
        Automotive equipment            43,871          59,009          46,159
        Building                     1,378,802       1,463,266       1,410,058
        Land                           372,562         344,892         365,522
                                 -------------   -------------   -------------

                                     2,187,489       2,260,738       2,246,142

        Accumulated depreciation      (753,914)       (687,995)       (735,075)
                                 -------------   -------------   -------------

        Net book value           $   1,433,575   $   1,572,743   $   1,511,067
                                 =============   =============   =============


4.      TRADEMARKS

                                  February 29,    February 28,      August 31,
                                          2000            1999            1999
                                 -------------   -------------   -------------

        Trademarks               $     283,914   $     283,914   $     283,914
        Accumulated amortization      (118,474)       (103,983)       (118,474)
        Write-down of trademarks      (165,440)             -         (165,440)
                                 -------------   -------------   -------------

        Net book value           $          -    $     179,931   $          -
                                 =============== =============== ===============



5.      DEFERRED INCOME TAXES

        Deferred income taxes of $217,200 (February 28, 1999 - $203,200; August 31, 1999 - $217,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
FEBRUARY 29, 2000
--------------------------------------------------------------------------------
6.      BANK INDEBTEDNESS


                               February 29,    February 28,      August 31,
                                       2000            1999            1999
                             --------------- --------------- ---------------

        Demand loan          $   2,207,877   $   2,391,339   $      87,883
                             =============== =============== ===============

        The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the libor rate plus 225 basis points.


7.      STOCK OPTIONS

        At February 29, 2000, the Company had the following stock options outstanding enabling the holders to purchase common shares of the
        Company:


           Number
        of Shares             Price      Expiry Date
        ----------         ---------     -----------------

           12,000     Cdn  $ 8.25        December 31, 2000
           70,000     Cdn  $ 4.25        August 6, 2006
        ==========         =========     =================



8.      EMPLOYEE STOCK OWNERSHIP PLAN

        The Company sponsored an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the plan.
        Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares released by the Trustee under the plan's provisions for allocation was recognized as an expense of $Nil, $Nil and $90,170 for the periods ended February 29, 2000, February 28, 1999 and August 31, 1999, respectively.


                               February 29,    February 28,      August 31,
                                       2000            1999            1999
                             --------------- --------------- ---------------

        Allocated shares           107,000          90,000         107,000
        Total ESOP shares          107,000          90,000         107,000
                             =============== =============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
FEBRUARY 29, 2000
--------------------------------------------------------------------------------
9.      CONTINGENT LIABILITIES AND COMMITMENTS


        At February 29, 2000, February 28, 1999 and August 31, 1999, the Company
        had  an  un-utilized   line-of-credit   of   approximately   $4,300,000,
        $1,300,000 and $6,400,000, respectively.


10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                              February 29,    February 28,      August 31,
                                                      2000            1999            1999
                                            --------------- --------------- ---------------
         Cash paid during the period for:
             Interest                       $      16,437   $      31,855   $      93,701
             Income taxes                         441,157         257,667         433,157
                                            =============== =============== ===============

         Significant non-cash transactions for the six month period ended February 29, 2000 are as follows:

            The Company cancelled 82,000 treasury shares repurchased at a price of $429,284 which had an original cost $136,940. The difference between the original cost and purchase price of $292,344 was applied against retained earnings as a premium relating to the cancellation of share capital.


         Significant non-cash transactions for the six month period ended February 28, 1999 are as follows:

            The Company cancelled 23,600 treasury shares, repurchased at a price of $134,354, which had an original cost of $39,315. The difference of $95,039 between the original cost and purchase price was applied against retained earnings as a premium relating to the cancellation of share capital.



11.      SEGMENTED INFORMATION


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
FEBRUARY 29, 2000
--------------------------------------------------------------------------------
11.      SEGMENTED INFORMATION (cont'd.....)

         Following is a summary of segmented information for the six month periods ended February 29, 2000 and February 28, 1999 and the year ended August 31, 1999:

                                              February 29,    February 28,       August 31,
                                                      2000            1999             1999
                                           ---------------- --------------- ----------------
         Sales to unaffiliated customers:
             Building Materials:
                United States              $    6,558,181   $    7,275,714  $   27,707,986
                South Pacific                      44,372          210,784         316,757
             Industrial tools                     532,883          539,669       1,077,530
                                           --------------   --------------  --------------

                                           $    7,135,436   $    8,026,167  $   29,102,273
                                           ================ =============== ================
         Income from operations:
             Building Materials:
                United States              $      267,437   $      367,425  $    1,583,793
                South Pacific                     (44,044)         (62,717)       (138,126)
             Industrial tools                      80,338           61,341         116,902
             General corporate                    (53,740)         (70,786)       (111,654)
                                           --------------   --------------  --------------

                                           $      249,991   $      295,263  $    1,450,915
                                           ================ =============== ================
         Identifiable assets:
             Building Materials:
                United States              $    8,119,130   $    8,966,092  $    6,521,677
                South Pacific                     334,884          710,922         464,719
             Industrial tools                     146,479          146,017         117,549
             General corporate                    104,719          111,498         110,306
                                           --------------   --------------  --------------

                                           $    8,705,212   $    9,934,529  $    7,214,251
                                           ================ =============== ================

         Depreciation and amortization:
             Building Materials:
                United States              $       57,657   $       65,147  $      152,591
                South Pacific                       1,110            5,359          16,250
             Industrial tools                         549              998           1,594
                                           --------------   --------------  --------------

                                           $       59,316   $       71,504  $      170,435
                                           ================ =============== ================
         Capital expenditures:
             Building Materials:
                United States              $       23,406   $       32,972  $      112,411
                South Pacific                          -             2,273              -
                                           --------------   --------------  -------------

                                           $       23,406   $       35,245  $      112,411
                                           ================ =============== ================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - See Notice to Reader)
FEBRUARY 29, 2000
--------------------------------------------------------------------------------
12.     UNCERTAINTY DUE TO THE YEAR 2000

        The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.