Form 10-Q
period 2000-05-31
JEWETT CAMERON TRADING CO LTD
filed 2000-07-11
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2000. Common Stock, no par value
1,075,162 Shares.
---------

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

Company operations were up during the third quarter of Fiscal 2000, ended May 31, 2000, as sales increased substantially over the second quarter of Fiscal 2000, ended February 29, 2000. Gross sales decreased $619,977 during the third quarter of Fiscal 2000 as compared to the third quarter of Fiscal 1999. During the third quarter of Fiscal 2000, the Company experienced an increase in net income of $18,048 as compared to the third quarter of Fiscal 1999. The overall result was net income of $253,693 for the third quarter of Fiscal 2000 and net income for the first nine months of Fiscal 2000 of $371,453.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED May 31, 2000 and 1999:

For the third quarter of the current fiscal year, ending May 31, 2000, sales decreased 5% to $10,299,697 compared to $10,849,674 for the same quarter of the previous year.

General and administrative expenses for the Company were $665,001 for the third quarter down from $766,566 for the third quarter of last year. The primary reasons for the decrease of $101,565 are decreases of $5,134 in depreciation and amortization; $3,727 in travel, entertainment and advertising; $130,689 in wages and employee benefits; $1,595 in office and miscellaneous related expenses; and, $28,879 in professional fees. Increases; however, did occur in the categories of bad debt recovery of $39,558; warehouse expenses and supplies of $15,266; and, repairs and maintenance of $$5,739 .

Net income for the quarter was $253,693. This represents a 7.7% increase over the third quarter of last year when net income was $235,645. The increase in net income was due primarily to a decrease in the cost of sales of $419,475 and a decrease in general and administrative expenses of $101,555.

Earnings per share (fully diluted) was $0.23 for the third quarter of Fiscal 2000 compared to $0.20 for the third quarter of fiscal 1999.

NINE MONTHS ENDED May 31, 2000:

Sales in the first nine months of Fiscal 2000 decreased 7.6% to $17,435,133 compared to $18,875,841 in the same period last year.

Sales for Jewett-Cameron Lumber were $16,581,802 million for the nine months ended May 31, 2000, down 6.8% compared to sales of $17,802,645 million for the same period of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $807,729 for the nine months ended May 31, 2000 compared to $824,621 for the same period of last year, a decrease of $16,892.

Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were $45,602 for the nine months ended May 31, 2000 compared to $248,575 for the same period of last year. The Company has almost completed winding down its operations in the Kingdom of Tonga.

General and administrative expenses for the Company were $1,688,143 for the nine month period down from $1,898,410 for the same period of last year. The primary reasons for the decrease of $210,267 are decreases of $17,322 in depreciation and amortization; $15,388 in travel, entertainment and advertising; $187,511 in wages and employee benefits; $13,714 in office and miscellaneous related expenses; $2,943 in insurance; $5,898 in telephone and utilities; and, $1,893 in professional fees. An increase; however, did occur in the categories of warehouse expenses and supplies of $27,675; and, repairs and maintenance of $7,169.

Net income for the first nine months of Fiscal 2000 was $371,453 which represents a 20.6% decrease over the first nine months of last year when net income was $467,816. The decrease in net income was due to a decrease in sales of $1,440,708 over the same period last year. Even though general and administrative expenses decreased by 11%; interest income decreased by 51.5%; interest expense decreased by 28.5%, the loss in foreign exchange of ($40,452) and the loss on disposal of capital assets of ($53,110) coupled with the decrease in sales caused the drop in net income.

Earnings per share (fully diluted) was $0.35 for the first nine months of Fiscal 2000 compared to $0.40 for the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2000 the Company had working capital of $4,289,794 which represented an increase of $328,107 as compared to the working capital position of $3,961,687 as of May 31, 2000. The increase in working capital was due to an increase in cash and cash equivalents of $9,099; an increase in income tax receivable of $99,350; a decrease in accounts payable and accrued liabilities of $691,631 and a decrease in bank indebtedness of $499,949.

Accounts Receivable and Inventory represented 92.4% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total lines of credit available are $6.5 million of which there was an outstanding balance as of May 31, 2000 of $2,000,051. As of the end of Fiscal 1999 August 31st) the Company had an outstanding balance of $87,883 and at the end of the third quarter of Fiscal 1999, the Company had an outstanding balance of $2,500,000.

Based on the Company's current working capital position, its policy of retaining earnings, and the line of credit available, management believes that the Company has adequate working capital to meet its needs during the current fiscal year.

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

 ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS:

The Company does not have any derivative financial instruments as of May 31, 2000. However, the Company is exposed to interest rate risk.

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

                                       Jewett-Cameron Trading Company Ltd.
                                       (Registrant)


Dated: July 10, 2000                   /s/ Donald M. Boone
       ---------------                 -------------------
                                       Donald M. Boone, President/CEO/Director

                       JEWETT-CAMERON TRADING COMPANY LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                  MAY 31, 2000

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited)

                                                                                   May 31,         May 31,        August 31,
                                                                                    2000            1999            1999
                                                                               --------------- --------------- -------------
ASSETS

Current
    Cash and cash equivalents                                                  $     388,792   $     379,693   $     223,949
    Accounts receivable                                                            3,035,453       3,986,176       2,492,312
    Income tax receivable                                                             99,350              -               -
    Inventory                                                                      3,798,395       3,809,946       2,666,835
    Prepaid expenses                                                                  63,472          73,120          28,543
                                                                               -------------   -------------   -------------

    Total current assets                                                           7,385,462       8,248,935       5,411,639

Capital assets (Note 3)                                                            1,399,993       1,568,273       1,511,067

Trademarks (Note 4)                                                                       -          172,686              -

Deferred income taxes (Note 5)                                                       217,200         203,200         217,200

Deposits                                                                              74,745          74,345          74,345
                                                                               -------------   -------------   -------------

Total assets                                                                   $   9,077,400   $  10,267,439   $   7,214,251
                                                                               =============== =============== =============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Bank indebtedness (Note 6)                                                 $   2,000,051   $   2,500,000   $      87,883
    Accounts payable and accrued liabilities                                       1,095,617       1,787,248       1,142,289
                                                                               -------------   -------------   -------------

    Total current liabilities                                                      3,095,668       4,287,248       1,230,172
                                                                               -------------   -------------   -------------

Shareholders' equity
    Capital stock
       Authorized
              20,000,000  common shares without par value
              10,000,000  preferred shares without par value
       Issued
               1,075,162  common shares (May 31, 1999 - 1,157,162;
                          August 31, 1999 - 1,157,162)                             1,795,157       1,932,096       1,932,097
    Additional paid-in capital                                                       582,247         582,247         582,247
    Retained earnings                                                              3,868,243       3,664,441       3,789,134
                                                                               -------------   -------------   -------------

                                                                                   6,245,647       6,178,784       6,303,478
    Less: Treasury stock - 52,100 common shares (May 31, 1999 - 39,600;
                          August 31, 1999 - 61,900)                                 (263,915)       (198,593)       (319,399)
                                                                               -------------   -------------   -------------

    Total shareholders' equity                                                     5,981,732       5,980,191       5,984,079
                                                                               -------------   -------------   -------------

Total liabilities and shareholder's equity                                     $   9,077,400   $  10,267,439   $   7,214,251
                                                                               =============== =============== =============

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited)


                                                                  Three month     Three month      Nine month      Nine month
                                                                 period ended    period ended    period ended    period ended
                                                                      May 31,         May 31,         May 31,         May 31,
                                                                         2000            1999            2000            1999
                                                                --------------  --------------  --------------  --------------

SALES                                                           $  10,299,697   $  10,849,674   $  17,435,133   $  18,875,841


COST OF SALES                                                      (9,054,795)     (9,474,270)    (14,917,098)    (16,073,320)
                                                                --------------  --------------  --------------  --------------


GROSS PROFIT                                                        1,244,902       1,375,404       2,518,035       2,802,521


GENERAL AND ADMINISTRATIVE
EXPENSES - Schedule                                                  (665,001)       (766,556)     (1,688,143)     (1,898,410)
                                                                --------------  --------------  --------------  --------------


Income from operations                                                579,901         608,848         829,892         904,111
                                                                --------------  --------------  --------------  --------------


OTHER ITEMS
    Loss on disposal of capital assets                                (11,528)             -          (53,110)             -
    Interest and other income                                             789          21,641          17,226          35,520
    Interest expense                                                  (55,709)        (70,891)        (73,503)       (102,746)
    Foreign exchange gain (loss)                                      (10,760)        (12,953)        (40,052)            931
                                                                --------------  --------------  --------------  --------------

                                                                      (77,208)        (62,203)       (149,439)        (66,295)
                                                                --------------  --------------  --------------  --------------

Income before income taxes                                            502,693         546,645         680,453         837,816


Income taxes                                                         (249,000)       (311,000)       (309,000)       (370,000)
                                                                --------------  --------------  --------------  --------------


Net income for the period                                       $     253,693   $     235,645   $     371,453   $     467,816
                                                                ==============  ==============  ==============  ==============


Basic earnings per share                                        $        0.24   $        0.21   $        0.36   $        0.41
                                                                ==============  ==============  ==============  ==============


Diluted earnings per share                                      $        0.23   $        0.20   $        0.35   $        0.40
                                                                ==============  ==============  ==============  ==============






The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited)

                                                                   Three month    Three month      Nine month       Nine month
                                                                  period ended   period ended    period ended     period ended
                                                                       May 31,        May 31,         May 31,          May 31,
                                                                          2000           1999            2000             1999
                                                                --------------  --------------  --------------  ---------------

Bad debt (recovery)                                             $      39,558   $          -    $        (442)  $          -


Depreciation and amortization                                          30,967          36,101          90,283         107,605


Insurance                                                              15,563          15,697          40,001          42,944


Office and miscellaneous                                               59,932          61,527         168,664         182,378


Professional fees                                                      28,763          47,642         106,482         108,375


Repairs and maintenance                                                13,840           8,101          37,201          30,032


Telephone and utilities                                                20,793          22,753          61,685          67,583


Travel, entertainment and advertising                                  34,457          38,184         111,204         126,592


Wages and employee benefits                                           382,677         513,366         992,900       1,180,411


Warehouse expenses and supplies                                        38,451          23,185          80,165          52,490
                                                                --------------  --------------  --------------  ---------------


                                                                $     665,001   $     766,556   $   1,688,143   $   1,898,410
                                                                ==============  ==============  ==============  ==============


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited)

                                                                                   Nine month      Nine month
                                                                                 period ended    period ended
                                                                                      May 31,         May 31,
                                                                                         2000            1999
                                                                                --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income for the period                                                   $     371,453   $     467,816
    Items not involving an outlay of cash:
       Depreciation and amortization                                                   90,283         107,605
       Bad debt                                                                          (442)             -
       Loss on disposal of capital assets                                              53,110              -

    Net change in non-cash working capital items:
       Increase in accounts receivable                                               (542,699)     (1,979,906)
       Increase in income taxes receivable                                            (99,350)             -
       Increase in inventory                                                       (1,131,560)       (761,143)
       Increase in prepaid expenses                                                   (34,929)        (27,367)
       Increase in bank indebtedness                                                1,912,168       1,732,679
       Increase (decrease) in accounts payable and accrued liabilities                (46,672)      1,050,985
                                                                                --------------  --------------

    Net cash provided by operating activities                                         571,362         590,669
                                                                                --------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Treasury shares acquired                                                         (373,800)       (215,317)
    Capital stock issued                                                                   -           11,043
                                                                                --------------  --------------

    Net cash used in financing activities                                            (373,800)       (204,274)
                                                                                --------------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                        (32,319)        (59,631)
    Deposits                                                                             (400)             -
                                                                                --------------  --------------

    Net cash used in investing activities                                             (32,719)        (59,631)
                                                                                --------------  --------------


Increase in cash and cash equivalents                                                 164,843         326,764


Cash and cash equivalents, beginning of period                                        223,949          52,929
                                                                                --------------  --------------


Cash and cash equivalents, end of period                                        $     388,792   $     379,693
                                                                                ==============  ==============

Supplemental disclosure with respect to cash flows (Note 10)


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited)

                                          Common Stock             Treasury Shares
                                    ------------------------- --------------------------  Additional
                                           Number                    Number                Paid-In     Retained
                                      of Shares       Amount    of Shares        Amount    Capital     Earnings        Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------

Balance, August 31, 1998              1,176,762  $ 1,960,368       20,600  $   117,630   $  582,247  $ 3,291,664  $ 5,716,649

Net income for the year                    -            -            -            -            -         592,509      592,509
Stock options exercised                   4,000       11,044         -            -            -            -          11,044
Shares cancelled                        (23,600)     (39,315)        -            -            -            -         (39,315)
Treasury shares acquired                   -            -          64,900      336,123         -            -        (336,123)
Treasury shares cancelled                  -            -         (23,600)    (134,354)        -            -         134,354
Premium relating to cancellation
    of share capital                         -            -            -            -            -       (95,039)     (95,039)
                                    ------------ ------------ ------------ ------------- ----------- ------------ ------------

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079
                                    ============ ============ ============ ============= =========== ============ ============


Balance, August 31, 1998              1,176,762  $ 1,960,368       20,600  $   117,630   $  582,247  $ 3,291,664  $ 5,716,649

Net income for the period                  -            -            -            -            -         467,816      467,816
Stock options exercised                   4,000       11,043         -            -            -            -          11,043
Shares cancelled                        (23,600)     (39,315)        -            -            -            -         (39,315)
Treasury shares acquired                     -            -        42,600      215,317         -            -        (215,317)
Treasury shares cancelled                    -            -       (23,600)    (134,354)        -            -         134,354
Premium relating to cancellation
    of capital stock                         -            -            -            -            -       (95,039)     (95,039)
                                    ------------ ------------ ------------ ------------- ----------- ------------ ------------

Balance, May 31, 1999                 1,157,162  $ 1,932,096       39,600  $   198,593   $  582,247  $ 3,664,441  $ 5,980,191
                                    ============ ============ ============ ============= =========== ============ ============


Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the period                    -            -            -            -            -       371,453      371,453
Shares cancelled                        (82,000)    (136,940)          -            -                         -      (136,940)
Treasury shares acquired                     -            -        73,200      373,800           -            -      (373,800)
Treasury shares cancelled                    -            -       (83,000)    (429,284)          -            -       429,284
                                                                                  -
Premium relating to cancellation
    of capital stock                         -            -            -            -            -      (292,344)    (292,344)
                                    ------------ ------------ ------------ ------------- ----------- ------------ ------------

Balance, May 31, 2000                 1,075,162  $ 1,795,157       52,100  $   263,915   $  582,247  $ 3,868,243  $ 5,981,732
                                    ============ ============ ============ ============= =========== ============ ============




The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MAY 31, 2000




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


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Generally accepted accounting principles

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 1999. The results of operations for the period ended May 31, 2000 are not necessarily indicative of the results to be expected for the year ending August 31, 2000.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MAY 31, 2000


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MAY 31, 2000


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

        Earnings per share (cont'd.....)


        The earnings per share data for the periods ended May 31, 2000 and May 31, 1999 is summarized as follows:


                                                                  Three Month     Three Month      Nine Month       Nine Month
                                                                 Period Ended    Period Ended    Period Ended     Period Ended
                                                                      May 31,         May 31,         May 31,          May 31,
                                                                         2000            1999            2000             1999
                                                                --------------  --------------  --------------  ---------------

         Net income                                             $     253,693   $     235,645   $     371,453   $      467,816
                                                                ==============  ==============  ==============  ===============

         Basic earnings per share weighted average
             number of shares outstanding                           1,042,362       1,130,662       1,042,362        1,130,662
         Effect of dilutive securities
             Stock options                                             28,880          31,774          28,880           31,774
                                                                --------------  --------------  --------------  ---------------

         Diluted earnings per share weighted average
             number of shares outstanding                           1,071,242       1,162,436       1,071,242        1,162,436
                                                                ==============  ==============  ==============  ===============



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

        Accounting for derivative instruments and hedging activities

        In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

        Stock-based compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MAY 31, 2000

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

        Comprehensive income

        In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of May 31, 2000.


3.      CAPITAL ASSETS


                                                                       May 31,         May 31,      August 31,
                                                                          2000            1999            1999
                                                                --------------  --------------  --------------

        Office equipment                                        $     185,422   $     179,836   $     210,652
        Warehouse equipment                                           220,998         217,935         213,751
        Automotive equipment                                           43,871          59,009          46,159
        Building                                                    1,350,009       1,460,982       1,410,058
        Land                                                          375,593         367,362         365,522
                                                                --------------  --------------  --------------

                                                                    2,175,893       2,285,124       2,246,142
        Accumulated depreciation                                     (775,900)       (716,851)       (735,075)
                                                                --------------  --------------  --------------

        Net book value                                          $   1,399,993   $   1,568,273   $   1,511,067
                                                                ==============  ==============  ==============

4.      TRADEMARKS

        Trademark costs are comprised of development and legal fees incurred in establishing and maintaining trademarks for the Company's industrial tools business. The trademark costs are being amortized to income over periods ranging from five to fifteen years.


                                                                      May 31,         May 31,      August 31,
                                                                         2000            1999            1999
                                                                --------------  --------------  --------------

        Trademarks                                              $          -    $     283,914   $     283,914
        Accumulated amortization                                           -         (111,228)       (118,474)
        Write-down of trademarks                                           -               -         (165,440)
                                                                --------------  --------------  --------------

        Net book value                                          $          -    $     172,686   $          -
                                                                ==============  ==============  ==============

5.      DEFERRED INCOME TAXES

        Deferred income taxes of $217,200 (May 31, 1999 - $203,200; August 31, 1999 - $217,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MAY 31, 2000


6.      BANK INDEBTEDNESS




                                         May 31,         May 31,      August 31,
                                            2000            1999            1999
                                 --------------- --------------- ---------------

        Demand loan                $   2,000,051   $   2,500,000   $      87,883
                                 =============== =============== ===============

        The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the libor rate plus 225 basis points.



7.      STOCK OPTIONS


        At May 31, 2000, the Company had incentive stock options outstanding enabling the holders to purchase common shares of the Company as follows:


           Number
         of Shares            Price                    Expiry Date
        -----------         ---------       ----------------------------------

           12,000          Cdn  $ 4.25               December 31, 2000
           70,000          Cdn  $ 4.25               August 6, 2000


8.      EMPLOYEE STOCK OWNERSHIP PLAN

        The Company sponsored an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares released by the Trustee under the plan's provisions for allocation was recognized as an expense of $20,000, $Nil and $90,170 for the periods ended May 31, 2000, May 31, 1999 and August 31, 1999, respectively.


                                       May 31,         May 31,      August 31,
                                          2000            1999            1999
                                 --------------- --------------- ---------------

        Allocated shares               107,000          90,000         107,000
        Total ESOP shares              107,000          90,000         107,000

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MAY 31, 2000


9.      CONTINGENT LIABILITIES


        At May 31, 2000, May 31, 1999 and August 31, 1999, the Company had an un-utilized line-of-credit of approximately $4,500,000, $4,000,000, and $6,400,000, respectively.



10.     SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS'


                                                       May 31,         May 31,
                                                          2000            1999
                                                 --------------- ---------------

        Cash paid for:
            Interest                             $      77,503   $     102,746
            Income taxes                               577,857         302,417



        Significant non-cash transactions for the nine month period ended May 31, 2000 are as follows:

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)
MAY 31, 2000


11.      SEGMENTED INFORMATION (cont'd.....)

         Following is a summary of segmented information for the nine month periods ended May 31, 2000 and 1999 and the year ended August 31, 1999:


                                                      May 31,         May 31,      August 31,
                                                         2000            1999            1999
                                                --------------  --------------  --------------
         Sales to unaffiliated customers:
             Building Materials:
                United States                   $   16,581,802  $   17,802,645  $   27,707,986
                South Pacific                           45,602         248,575         316,757
             Industrial tools                          807,729         824,621       1,077,530
                                                --------------  --------------  --------------

                                                $   17,435,133  $   18,875,841  $   29,102,273
                                                ==============  ==============  ==============

         Income from operations:
             Building Materials:
                United States                   $      878,108  $    1,052,861  $    1,583,793
                South Pacific                          (93,317)       (133,225)       (138,126)
             Industrial tools                          121,301          80,825         116,902
             General corporate                         (76,200)        (96,350)       (111,654)
                                                --------------  --------------  --------------

                                                $      829,892  $      904,111  $    1,450,915
                                                ==============  ==============  ==============
         Identifiable assets:
             Building Materials:
                United States                   $    8,584,550  $    9,517,339  $    6,521,677
                South Pacific                          250,280         615,543         464,719
             Industrial tools                          126,919         123,376         117,549
             General corporate                         115,651          11,181         110,306
                                                --------------  --------------  --------------

                                                $    9,077,400  $   10,267,439  $    7,214,251
                                                ==============  ==============  ==============
         Depreciation and amortization:
             Building Materials:
                United States                   $       87,743  $      100,217  $      152,591
                South Pacific                            1,716           6,033          16,250
             Industrial tools                              824           1,355           1,594
                                                --------------  --------------  --------------

                                                $       90,283  $      107,605  $      170,435
                                                ==============  ==============  ==============

         Capital expenditures:
             Building Materials:
                United States                   $       32,319  $       57,358  $      112,411
                South Pacific                               -            2,273              -
                                                --------------  --------------  --------------

                                                $       32,319  $       59,631  $      112,411
                                                ==============  ==============  ==============