Form 10-K
period 2000-08-31
JEWETT CAMERON TRADING CO LTD
filed 2000-11-29
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended August 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [not applicable]

                         Commission File Number: 0-19954

                       JEWETT-CAMERON TRADING COMPANY LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


British Columbia, Canada                                    Not Applicable
------------------------------                         -------------------------
State or other jurisdiction of                         I.R.S. Employer ID Number
incorporation or organization

                 32275 NW Hillcrest, North Plains, Oregon 97133
                 ----------------------------------------------
                     (Address of principal executive office)

               Registrant's telephone number, including area code:
               ---------------------------------------------------
                                  503-647-0110


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements.                          Yes xxx    No ___
                                                                  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB                                       [xx]

State the issuer's revenues for its most recent fiscal year:         $24,494,186
                                                                     -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
days; 11/21/99:                                                     US$3,438,133
                                                                    ------------

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date; 11/21/00:                   1,074,162
                                                                       ---------

                                  Page 1 of 61
                          Index to Exhibits on Page 32

                       Jewett-Cameron Trading Company Ltd.

                                    Form 10-K
                                TABLE OF CONTENTS

                                                             Page
                                     PART I

Item 1.  Description of Business..............................  3
Item 2.  Description of Property.............................  11
Item 3.  Legal Proceedings...................................  12
Item 4.  Submission of Matters to a Vote of Security Holders.  13


                                     PART II

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters........................  14
Item 6.  Selected Financial Data.............................  16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..................  19
Item 8.  Financial Statements and Supplemental Data..........  23
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.............  23


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.  24
Item 11.  Executive Compensation.............................  27
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management....................................  30
Item 13.  Certain Relationships and Related Transactions.....  31
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K............................  32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General Development of Business
-------------------------------
Jewett-Cameron Trading Company Ltd. (the "Company") was incorporated in British Columbia, Canada, on 7/8/87, as a holding company for Jewett-Cameron Lumber Company ("JCLC"). The Company acquired all of the shares of JCLC through a stock-for-stock exchange and on 7/13/87, Jewett-Cameron Lumber Corporation became a wholly owned subsidiary of Jewett-Cameron Trading Company Ltd.


Jewett-Cameron Lumber Corporation ("JCLC") was incorporated in the state of Oregon, USA, in September 1953. During the next 31 years it developed a good reputation as a small lumber wholesaler based in Portland, Oregon. In September 1984, the original stockholders sold their interest in the corporation to a new group of investors. Two members of that group remain active in the company:
Donald M. Boone and Michael Nasser.

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

The Company's wholly-owned subsidiary, Jewett-Cameron South Pacific Ltd. ("JCSP") was incorporated in the Kingdom of Tonga in July 1990. The Company has wound down its operations in Tonga by closing operations. Currently, the Company is dealing with assets which remain in Tonga. These assets consist of remaining accounts receivable and leases on two parcels of real property.

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

Financial Information About Business Segments
---------------------------------------------

                                     United States Dollars
                                 Fiscal Years Ended August 31st
                                2000          1999          1998
                         ---------------------------------------
SALES:
Building Materials:
  United States          $23,336,751   $27,707,986   $24,126,934
  South Pacific               45,602       316,757       831,405
Industrial Tools:          1,111,833     1,077,530     1,220,175
                         -----------   ------------  -----------
                         $24,494,186   $29,102,273   $26,178,514

INCOME (LOSS) FROM OPERATIONS:
Building Materials:
  United States           $1,408,074    $1,583,793    $  696,556
  South Pacific              (58,556)     (138,126)      (44,870)
Industrial Tools:            150,123       116,902       180,803
General Corporate:           $87,549)     (111,654)     (104,351)
                          -----------   -----------  -----------
                          $1,412,092    $1,450,915      $728,138

IDENTIFIABLE ASSETS:
Building Materials:
  United States           $6,457,978    $6,521,677    $6,200,166
  South Pacific              239,783       464,719       770,225
Industrial Tools:            116,753       117,549       125,132
General Corporate:           115,722       110,306       124,710
                          ----------    ----------    ----------
                          $6,930,236    $7,214,251    $7,220,233

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

During Fiscal 2000/1999/1998, sales to home improvement centers represented about 95.3%/95.2%/86.4% of revenue; with export and industrial tools representing 4.5%/4.8%/6.1%, respectively. The Fiscal 2000 increase in the percent related to home improvement centers reflects an increase in business done with dealers and lumber yards located in the western United States.

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

JCLC's current product categories include:
* Fencing - A mix of widths, heights, textures, species,
            prefabricated panels, split rail, and pickets that are appropriate for the home improvement centers. A similar array of posts, post caps, and rails.

*Residential Decking - A selection of widths, lengths, species, treated and stained products along with
                       accessories such as railings and step risers.

*Lattice - Stained, painted, and natural panels as well as a selection of vinyl panels.

*Garden Timbers - Treated, untreated, or stained including
                  cherrytone garden ties, bender board, stakes, and lathe.
*        Gates
*        Arbors
*        Pine shelving and furring.
*        Pine kits    -    Shelving and utility benches.
*        Fire retardant dimension lumber and plywood.
*        Dimension lumber.
*        Plywoods and oriented strand board.
*        Dowels
*        Kennels

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

Major Customers:
                                   Fiscal Years Ended August 31st
                                        1999      1999      1998
                                   -----------------------------
Lowes Companies                          15%       28%       32%
Fred Meyer Inc.                          36%       20%       22%
The Home Depot, Inc.                     21%       20%       18%
Homebase, Inc.                           13%

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

JCLC's home improvement center market area consists of stores in Alaska, northern California, Oregon, and Washington being served out of the North Plains, Oregon warehouse, and Utah, Colorado, Idaho, Wyoming, Montana, and northern Nevada served out of the Ogden, Utah warehouse. Its home improvement sales of US$23 million represents approximately 1% of the lumber category sales by the major home improvement center chains in this primary service area.

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

Jewett-Cameron South Pacific Ltd.
---------------------------------
This Tongan corporation, JCSP, until Fiscal 1999, consisted of three retail building material yards located on separate islands of the Kingdom of Tonga. Products sold included finished lumber, plywood, hardboard, cement, roofing, rebar, windows, doors, plumbing fixtures, floor tile, and other miscellaneous building materials.

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

In Fiscal 1999 the Company made the decision to wind down its operations in Tonga. The Company has wound down its operations in Tonga by closing operations during Fiscal 2000. Currently, the Company is dealing with assets which remain in Tonga. These assets consist of remaining accounts receivable and leases on two parcels of real property. Regarding the real estate leases, the

Company is currently attempting to sell these leases which management has priced below their respective current market values.


ITEM 2.  DESCRIPTION OF PROPERTY

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

The Company also leased three sites in Tonga to carry out its South Pacific region operations; however, with the winding down of the business in Tonga, two of these leases are currently up for sale and the third has expired.

ITEM 3.  LEGAL PROCEEDINGS

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

In October 1998, Sunmatch renewed its denied motion to obtain the $908,500 judgment against Jewett-Cameron Lumber Company and MSI-Pro Co. Inc. (the two subsidiaries of the Company). An out of court settlement was reached during Fiscal 2000 whereby the Company paid Sunmatch $150,000. Subsequently all claims were dropped.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders through solicitation or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
----------------------------------------------
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------

The Registrant's common stock is issued in registered form. Computershare Investor Services, Inc. (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the common stock.

On 11/21/00, the shareholders' list for the Registrant's common shares showed 15 registered shareholders and 1,074,162 shares outstanding, including 11 registered holders in the United States holding 997,430 shares.

As of 11/21/00, the Registrant estimates that there are 190 "holders of record" of its common stock resident in the United States holding the above referenced 997,430 shares.

As of 11/21/00, the Registrant estimates there are over 500 total beneficial shareholders of its common stock.

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

Table No. 1 lists the volume of trading and high, low and closing sales prices on the NASDAQ Small Capital stock exchange for the Registrant's common shares for the last eight fiscal quarters. The price was US$4.875 on 11/21/99.

                                   Table No. 1
                       NASDAQ Small Capital Stock Exchange
                         Common Shares Trading Activity

  Fiscal                                      - Sales -
 Quarter                                     US Dollars
   Ended                    Volume      High     Low     Closing

 8/31/00                     39,200    $5.50   $4.50       $5.50
 5/31/00                     20,900     4.93    4.00        4.50
 2/29/00                    118,700     5.19    4.00        4.78
11/30/99                     63,284     5.50    4.88        5.48

 8/31/99                     94,700    $5.50   $4.87       $5.50
 5/31/99                     77,200     5.13    4.44        4.87

 2/28/99                     77,200     5.13    4.50        4.50
11/30/98                     68,000     6.65    4.87        4.87

The Registrant's common shares also trade on the Toronto Stock Exchange in Toronto, Ontario, Canada, having the trading symbol "JCT". The common stock commenced public trading on the Toronto Stock Exchange in February 1994, following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the Toronto Stock Exchange for the Registrant's common shares for the last eight fiscal quarters. The price was CDN$7.35 on 11/21/99.

                                   Table No. 2
                             Toronto Stock Exchange
                         Common Shares Trading Activity

  Fiscal                                        - Sales -
 Quarter                                    Canadian Dollars
   Ended                     Volume      High     Low     Closing
--------                     -------    -----   -----     -------
 8/31/00                      17,000    $8.00   $6.45       $7.70
 5/31/00                      24,132     7.00    6.45        6.45
 2/29/00                      42,950     7.55    6.10        7.50
11/30/99                      32,970     8.10    7.35        7.55

 8/31/99                      28,000    $8.10   $7.35       $7.50
 5/31/99                      14,850     7.80    6.80        7.15
 2/28/99                      25,940     7.95    6.80        6.85
11/30/98                      10,883     8.60    8.00        8.00



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

ITEM NO. 6.  SELECTED FINANCIAL DATA
------------------------------------

The selected financial data in Table No. 3 for Fiscal 2000/1999/1998 ended August 31st was derived from the financial statements of the Company which were audited by Davidson & Company, independent Chartered Accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected financial data for Fiscal 1997/1996 was derived from audited financial statements of the Company, not included herein.

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

                                   Table No. 3
                             Selected Financial Data
                        ($ in 000, expect per share data)

                             Year    Year      Year     Year    Year
                            Ended   Ended     Ended    Ended   Ended
                          8/31/00  8/31/99  8/31/98  8/31/97  8/31/96
                          -------------------------------------------
Revenue                   $24,494  $29,102  $26,179  $28,848  $25,996
Gross Profit                3,870    4,347    3,392    3,374    3,533
Net Income                   $612     $593     $102     $495     $343
Earnings per Share:         $0.60    $0.52    $0.09    $0.43    $0.29
Fully Diluted EPS:          $0.58    $0.51    $0.08    $0.41    $0.28

Dividends Per Share         $0.00    $0.00    $0.00    $0.00    $0.00
Basic Avg Shares(000)       1,021    1,132    1,148    1,159    1,185
Diluted Avg Shares(000)     1,054    1,214    1,236    1,335    1,461

Working Capital             $4612    $4181    $3650    $4240    $4467
Long-Term Debt                  0        0        0      580     1552
Shareholders' Equity         6154     5984     5717     5682     5236
Total Assets                 6930     7214     7220     9441     8011

US GAAP Net Income           $612     $593      $91     $468     $335
US GAAP EPS                 $0.60    $0.52    $0.09    $0.40    $0.27
US GAAP Diluted EPS         $0.58    $0.51    $0.08    $0.40    $0.27

US GAAP Basic Shares(000)   1,021    1,132    1,149    1,168    1,226
US GAAP Diluted Shares(000) 1,054    1,167    1,180    1,244    1,390


US GAAP Reconciliation Footnotes
--------------------------------
Under Canadian GAAP, foreign exchange gains/losses on foreign denominated long-term debt are deferred and amortized to income over the remaining term of the long term debt. Under US GAAP, these foreign exchange gains/losses are taken into income in the year they are incurred.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATION
         ----------------------------------

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98 should be read in conjunction with the financial statements of the Company and related notes included therein.

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

Results of Operations.
----------------------
Sales decreased 18% to $24,494,186 in Fiscal 2000, down from $29,102,273 in Fiscal 1999 and $26,178,514 in Fiscal 1998.

Gross profit decreased 11% to $3,869,951 from $4,346,705 in Fiscal 1999 and $3,391,558 in Fiscal 1998.

General and Administrative Expenses decreased 15% to $2,457,859 in Fiscal 2000 from $2,895,790 in Fiscal 1999 and $2,663,420 in Fiscal 1998.

Other Items were ($357,002) in Fiscal 2000 compared with ($326,406) in Fiscal 1999 and ($427,378) in Fiscal 1998.

Net Income rose to $612,090 in Fiscal 2000 from $592,509 in Fiscal 1999 and $91,033 in Fiscal 1998.

Basic EPS was $0.60 in Fiscal 2000 versus $0.52 in Fiscal 1999 and $0.09 in Fiscal 1998.

Fully Diluted EPS were $0.58 in Fiscal 2000 versus $0.51 in Fiscal 1999 and $0.08 in Fiscal 1998.


Jewett-Cameron Lumber Company
-----------------------------
JCLC posted a 16% decrease in sales to $23.3 million in Fiscal 2000 as a result of 42% decrease in the price of lumber and a drop in sales of approximately $6 million to a major customer. Management anticipates that the sales to this customer will increase to prior levels or possibly be higher during fiscal 2001.

JCLC's income from operations decreased 11% in Fiscal 2000 to $1,408,074 compared with $1,583,793 in Fiscal 1999 and $696,556 in Fiscal 1998. The causes of the decrease are a combination of lower lumber prices and the loss in sales to the major customer mentioned above.

MSI-PRO Co.
The Fiscal 1997 renaming of the industrial tools under the "MSI-PRO" label has continued to provide a better product identity and a more efficient use of marketing dollars. Sales increased marginally in Fiscal 2000 to $1,111,833 following a marginal decrease in Fiscal 1999 when the Company decided to focus upon more profitable products over sales growth. Importantly, this business decision resulted in an operating profit of $150,123, up from the $116,902 recorded a year earlier.

Jewett-Cameron South Pacific
JCSP posted an 594% sales decrease to $45,602 continuing the 62% decrease for Fiscal 1999.

In Fiscal 1999 the Company made the decision to wind down its operations in Tonga. JCSP is now in a non-operating mode and all the inventory has been liquidated. The Company is currently maintaining no employees on site.

Liquidity and Capital Resources
-------------------------------

Cash Provided by Fiscal 2000 Operating Activities totaled $472,151, including the $612,090 Net Income. Material adjust-ments included $125,323 of amortization/depreciation; $55,357 of Foreign exchange loss on debentures; $94,000 of Deferred income taxes; $73,118 of Loss on disposal of capital assets; ($74,020) of Increase in accounts receivable; ($32,360) in Increase in notes receivable; $40,681 in Decrease in inventory; ($87,883) in Decrease in bank indebtedness; and, ($365,696) in Decrease in accounts payable and accrued liabilities.

Cash Used in Fiscal 2000 Investing Activities totaled ($45,297).

Cash Used by Fiscal 2000 Financing Activities totaled ($442,526) including:
($442,526) used to acquire treasury shares.

Cash used by Fiscal 1999 Operating Activities totaled ($599,186), including the $592,509 Net Income. Material adjustments included $170,435 of amortization/depreciation; $196,923 of bad debt; $165,440 of Write-down of trademarks; ($682,965) of Increase in accounts receivable; $323,287 of Decrease in inventory; ($679,438) of Decrease in bank indebtedness; and $406,026 of Increase in accounts payable and accrued liabilities

Cash Used in Fiscal 1999 Investing Activities totaled ($103,087).

Cash Used by Fiscal 1999 Financing Activities totaled ($325,079) including:
$11,044 from the issuance of shares; and, ($336,123) used to acquire treasury shares.

Working capital was $4,611,769 at 8/31/00 compared with $4,181,467 at 8/31/99 and $3,650,171 at 8/31/98. There were no major working capital changes during Fiscal 2000.

Major capital changes during Fiscal 1999 being an increase in accounts receivable of $486,042 and a decrease in inventory of $381,968, and a reduction in bank indebtedness of $679,483.

Accounts receivable was only slightly higher at 8/31/00 compared to 8/31/99.

The cash position of the Company as of end of Fiscal 2000 decreased slightly to $208,277 from $223,949 at the beginning of the year.

Bank indebtedness at 8/31/00 was nil compared to $87,883 at 8/31/99 and $767,321 at 8/31/98. The daily cash needs of the Company are met throughout the year through the bank line-of-credit of JCLC. JCLC has a bank line-of-credit of $5.5 million, which along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

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


Audited Financial Statements:
----------------------------=
Fiscal 2000/1999/1998 Ended August 31st
---------------------------------------

Auditor's Report, dated 10/19/00

Consolidated Balance Sheets at 8/31/00 and 8/31/99

Consolidated Statements of Operations for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

Schedule of Consolidated General and Administrative Expenses for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

Consolidated Statements of Cash Flows for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

Notes to The Consolidated Financial Statements

Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

Not Applicable

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Table No. 4 lists as of 11/21/00 the names of the Directors of the Registrant. The Directors, with the exception of Stephanie Rink who was elected in July 2000, have served in their respective capacities since their election at the 1/xx/00 Annual Meeting of Shareholders and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Registrant.

                                   Table No. 4
                                    Directors

                                               Year First Elected
Name                                    Age          or Appointed
-----------------------------------------------------------------
Donald M. Boone (1)(3)                   60             July 1987
Jeffery J. Lowe (1)(2)                   43         February 1995
James R. Schjelderup (1)(2)              46             July 1987
Stephanie Rink (1)(2)                    42             July 2000

(1)  Member of Audit Committee.
(2)  Resident of Canada.
(3)  Resident of Oregon, USA.

Table No. 5 lists, as of 11/21/00, the names of the Executive Officers and certain significant employees of the Registrant. The Executive Officers serve at the pleasure of the Board of Directors. All Executive Officers are residents/citizens of the United States and spend full-time on the affairs of the Registrant.

                                   Table No. 5
                               Executive Officers

Name               Position         __             Board Approval
-----------------------------------------------------------------
Donald M. Boone    President/Treasurer                       1987
Michael C. Nasser  Corporate Secretary                       1987

Business Experience
-------------------

Donald M. Boone has over thirty-six years in sales and corporate management, including twenty-six years affiliated with companies in the forest products industry.

Jeffery J. Lowe has been a corporate, commercial and securities attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada since 1983.

Michael C. Nasser has over thirty-one years experience in sales and corporate management, including twenty-seven years affiliated with companies in the forest products industry.

James R. Schjelderup has many years experience in computers and corporate management. He has been an independent computer consultant in the Vancouver, British Columbia, Canada area since 1988.

Stephanie Rink has over fifteen years experience in consulting to the management of businesses in the field of personal growth. She has been an independent consultant in the Vancouver, British Columbia, Canada area since 1985 and she travels throughout North America and Europe presenting seminars in personal growth and personal development.

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

Other than participation in the aforementioned stock option plan and/or ESOP, no funds were set aside or accrued by the Company during Fiscal 2000 to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2001 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per Executive Officer.

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

Cash Compensation
-----------------
Table No. 6 details compensation paid during Fiscal 2000 Ended 8/31/00 to the Chief Executive Officer and the only other Executive Officer, to the extent he was compensated in excess of $100,000. Aggregate compensation to all Directors and Executive Officers during Fiscal 2000 was $264,675.

                                   Table No. 6
                           Summary Compensation Table

Name and                               Annual Compensation
                                  -----------------------------           All
Principal               Fiscal                     Other Annual         Other
Position                  Year     Salary   Bonus  Compensation  Compensation
-----------------------------------------------------------------------------
Donald M. Boone, CEO      2000    $36,000   $     0          $0            $0
                          1999    $36,000   $30,000           0             0
                          1998    $36,000         0           0             0

Michael C. Nasser         2000   $120,000   $45,728          $0            $0
Corporate Secretary       1999    120,000    78,675           0             0
                          1998    120,000    39,750           0             0


Employee Stock Ownership Plan
-----------------------------
Effective 8/31/95, the Company established an Employee Stock Ownership Plan ("ESOP") that covers all U.S. employees who are employed by the Company at the end of the fiscal year and who had at least 1,000 hours with the Company during the fiscal year.

The establishment of the ESOP resulted in the Company forming a trust, which acquired from the Company 90,000 common shares (450,000 pre-consolidation shares) at CDN$1.00 per share. The trust or ESOP borrowed $350,000 from a bank to be repaid over three years, guaranteed by the Company to purchase the shares. The Company was required to make annual contributions to the ESOP at least equal to the ESOP's debt service. As the debt was repaid, common shares were released from collateral and allocated to active employees, based on their proportion of the ESOP. The debt was repaid effective October 1997. The Company's ESOP compensation expense under Canadian GAAP was $79,141, $90,170 $40,694 and $129,600 for Fiscal 2000/1999/1998/1997, respectively. As at August 31, 2000 and
1999, 90,000 of these shares were earned by the employees under this plan but remain in the trust.

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

The names and titles of the Directors and Executive Officers of the Registrant to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 7 as of 11/21/00, as well as the number of options granted to Directors and all employees as a group.

                                   Table No. 7
                            Stock Options Outstanding

                           Number of Shares of   CDN$
                                        Common   Exer. Expiration
Name                                     Stock   Price       Date
-----------------------------------------------------------------
Donald M. Boone                         35,000   $4.25  8/06/2006
Michael C. Nasser                       35,000    4.25  8/06/2006
Jeffrey Lowe                             6,000    8.25 12/31/2000
James Schjelderup                        6,000    8.25 12/31/2000
Total Officers/Directors (4 persons)    82,000
Total Employees/consultants                  0
Total Officers/Directors/Employees      82,000

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

Table No. 8 lists as of 11/21/00 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

                                   Table No. 8
                Shareholdings of Directors and Executive Officers

Title                                 Amount and Nature   Percent
 of                                       of Beneficial        of
Class   Name of Beneficial Owner (1)          Ownership   Class #
-----------------------------------------------------------------
Common  Donald M. Boone (2)                     222,500     20.1%
Common  Michael C. Nasser (3)                   157,304     14.2%
        Total                                   378,804     34.3%

(1) Addresses: c/o Jewett-Cameron Trading Company Ltd.
                   32775 NW Hillcrest, North Plains, Oregon  97133

(2) 35,000 represent currently exercisable stock options.
(3) 35,000 represent currently exercisable stock options.

# Based on 1,074,162 shares outstanding as of 11/21/00 and currently exercisable stock option owned by each beneficial stockholder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Jeffery J. Lowe, a Director of the Company, is an attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada who are the Company's legal counsel. During Fiscal 2000/1999/1998, respectively, the Company paid them $8,794, $12,959, $6,242, for legal services.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
--------------------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

(A) Financial Statements and Schedules:
---------------------------------------
    Auditor's Report, dated 10/19/00

    Consolidated Balance Sheets at 8/31/00 and 8/31/99

    Consolidated Statements of Operations
    for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

    Schedule of Consolidated General and Administrative Expenses for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

    Consolidated Statements of Cash Flows
     for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

    Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended 8/31/00, 8/31/99 and 8/31/98

    Notes to The Consolidated Financial Statements

    Financial Statement Schedule
     Schedule II: Valuation and Qualifying Accounts

(B) Reports on Form 8-K:
------------------------
    The Company filed no reports on Forms 8-K during the period covered by this Annual Report.

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


                       JEWETT-CAMERON TRADING COMPANY LTD.
                       -----------------------------------
                                   Registrant

Date: November 28, 2000

By: /s/ Donald M. Boone
    --------------------------------------------------
    Donald M. Boone, President/CFO/Controller/Director




Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: November 28, 2000

By: /s/ Donald M. Boone
    --------------------------------------------------
    Donald M. Boone, President/CFO/Controller/Director



Date: November 28, 2000

By: /s/ Michael C. Nasser
    --------------------------------------
    Michael C. Nasser, Corporate Secretary

                       JEWETT-CAMERON TRADING COMPANY LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


                                 AUGUST 31, 2000

DAVIDSON & COMPANY      Chartered Accountants
A Partnership of Incorporated Professionals






                          INDEPENDENT AUDITORS' REPORT





To the Stockholders and Directors of
Jewett-Cameron Trading Company Ltd.


We have audited the consolidated balance sheets of Jewett-Cameron Trading Company Ltd. as at August 31, 2000 and 1999 and the consolidated statements of operations, general and administrative expenses, stockholders' equity and cash flows for the years ended August 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at August 31, 2000 and 1999 and the results of its operations and cash flows for the years ended August 31, 2000, 1999 and 1998, expressed in U.S. dollars, in accordance with generally accepted accounting principles in the United States. As required by the Company Act of British Columbia we report that, in our opinion, these principles have been applied on a consistent basis.


                                                           "DAVIDSON & COMPANY"


Vancouver, Canada                                         Chartered Accountants

October 19, 2000




                          A Member of SC INTERNATIONAL

     Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                 Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS AT AUGUST 31

========================================================================= ============== ===============

                                                                                  2000            1999
------------------------------------------------------------------------- -------------- ---------------
------------------------------------------------------------------------- -------------- ---------------

ASSETS

Current
    Cash and cash equivalents                                             $    208,277   $     223,949
    Accounts receivable, net of allowance of $250,000 (1999 - $468,000)      2,541,387       2,492,312
    Inventory                                                                2,622,575       2,666,835
    Prepaid expenses                                                            24,247          28,543
                                                                          ------------   -------------

    Total current assets                                                     5,396,486       5,411,639

Capital assets (Note 4)                                                      1,343,929       1,511,067
Deferred income taxes (Note 5)                                                 122,200         217,200
Deposits                                                                        74,745          74,345
                                                                          ------------   -------------

Total assets                                                              $  6,937,360   $   7,214,251
========================================================================= ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness (Note 6)                                            $         -    $      87,883
    Accounts payable and accrued liabilities                                   787,128       1,142,289
                                                                          ------------   -------------

    Total current liabilities                                                  787,128       1,230,172
                                                                          ------------   -------------

Stockholders' equity
    Capital stock
       Authorized
            20,000,000  common shares, without par value
            10,000,000  preferred shares, without par value
       Issued
              1,074,162 common shares (1999 - 1,157,162)                     1,795,157       1,932,097
    Additional paid-in capital                                                 582,247         582,247
    Retained earnings                                                        4,105,470       3,789,134
                                                                          ------------   -------------

                                                                             6,482,874       6,303,478
    Less:  Treasury stock - 65,500 common shares (1999 - 61,900)              (332,642)       (319,399)
                                                                          ------------   -------------

                                                                             6,150,232       5,984,079

Total liabilities and stockholders' equity                                $  6,937,360   $   7,214,251
========================================================================= ============== ===============

Contingent liabilities and commitments (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

================================================= ================ =============== =============

                                                         2000            1999             1998
------------------------------------------------- ---------------- --------------- -------------


SALES                                             $  24,494,186    $ 29,102,273    $  26,178,514

COST OF SALES                                        20,627,814      24,814,249       22,786,956
                                                  -------------    ------------    -------------

GROSS PROFIT                                          3,866,372       4,288,024        3,391,558

General and administrative expenses - Schedule        2,465,394       2,895,790        2,663,420

Amortization of deferred financing charges                   -               -            17,903

Foreign exchange loss                                    55,357             532          127,373

Loss on disposal of capital assets                           -           45,078               -

Write-down of trademarks (Note 3)                            -          165,440               -

Write-down of capital assets                             73,118              -                -

Litigation settlement                                   150,000              -                -
                                                  -------------    ------------    -------------

Income from operations                                1,122,503       1,181,184          582,862
                                                  -------------    ------------    -------------


OTHER ITEMS
    Interest and other income                            28,640          37,026            2,885
    Interest expense                                    (95,464)        (93,701)        (284,987)
                                                  -------------    ------------    -------------

                                                        (66,824)        (56,675)        (282,102)
                                                  -------------    ------------    -------------


Income before income taxes                            1,055,679       1,124,509          300,760


Income taxes (Note 5)                                   447,000         532,000          209,727
                                                  -------------    ------------    -------------


Net income for the year                           $     608,679    $    592,509    $      91,033
================================================= =============    ============    =============


Basic earnings per share                          $        0.60    $       0.52    $        0.09
================================================= =============    ============    =============


Diluted earnings per share                        $        0.58    $       0.51    $        0.08
================================================= =============    ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

SCHEDULE OF CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

======================================= ================ =============== ================

                                                2000            1999             1998
--------------------------------------- ---------------- --------------- ----------------



Bad debt expense                        $        15,542  $      196,923  $       409,273
Depreciation and amortization                   125,323         170,435          164,500
Insurance                                        73,627          55,398           48,461
Office and miscellaneous                        190,436         242,558          235,563
Professional fees                               116,278         161,500          100,418
Repairs and maintenance                          53,341          36,937           37,095
Telephone and utilities                          78,158          90,320           83,956
Travel, entertainment and advertising           152,459         167,929          146,748
Wages and employee benefits                   1,557,038       1,689,362        1,354,750
Warehouse expenses and supplies                 103,192          84,428           82,656
                                        ---------------  --------------  ---------------
                                        $     2,465,394  $    2,895,790  $     2,663,420
======================================= ================ =============== ================
























The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

======================================================================= ================ =============== ================

                                                                                   2000            1999             1998
----------------------------------------------------------------------- ---------------- --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income for the year                                             $      608,679   $      592,509  $       91,033
    Items not involving an outlay of cash:
       Depreciation and amortization                                           125,323          170,435         164,500
       Foreign exchange (gain) loss                                             55,357               -          (34,615)
       Amortization of deferred financing charges                                   -                -           17,903
       Deferred income taxes                                                    95,000          (14,000)       (176,000)
       Loss on disposal of capital assets                                       73,118           45,078              -
       Write-down of trademarks                                                     -           165,440              -

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                              (90,838)        (486,042)      1,103,358
       Decrease in inventory                                                    44,260          381,968         987,797
       Decrease in prepaid expenses                                              4,296           17,210          20,989
       Decrease in bank indebtedness                                           (87,883)        (679,438)     (1,750,760)
       Increase (decrease) in accounts payable and accrued liabilities        (355,161)         406,026         102,892
       Decrease in promissory note                                                  -                -          (16,667)
                                                                        --------------   --------------  --------------

    Net cash provided by operating activities                                  472,151          599,186         510,430
                                                                        --------------   --------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Capital stock issued                                                            -            11,044          86,252
    Treasury shares acquired                                                  (442,526)        (336,123)       (154,096)
    Debentures redeemed                                                             -                -         (544,985)
                                                                        --------------   --------------  --------------

    Net cash used in financing activities                                     (442,526)        (325,079)       (612,829)
                                                                        --------------   --------------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Deposits                                                                      (400)              -            9,600
    Purchase of capital assets                                                 (44,897)        (112,411)        (61,658)
    Proceeds on disposal of capital assets                                          -             9,324          11,708
                                                                        --------------   --------------  --------------

    Net cash used in investing activities                                      (45,297)        (103,087)        (40,350)
                                                                        --------------   --------------  --------------

Increase (decrease) in cash and cash equivalents                               (15,672)         171,020        (142,749)

Cash and cash equivalents, beginning of year                                   223,949           52,929         195,678
                                                                        --------------   --------------  --------------

Cash and cash equivalents, end of year                                  $      208,277   $      223,949  $       52,929
======================================================================= ================ =============== ================

Supplemental disclosures with respect to cash flows (Note 15)





The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

================================= =========  ===========  ========  ======== ========= ======= ========  ===========  ===========

                                                                                    Employee Stock
                                        Common Stock         Treasury Shares     Ownership Plan Shares
                                                                                                           Additional
                                    Number                  Number            Number             Paid-In     Retained
                                  of Shares     Amount    of Shares  Amount  of Shares  Amount  Capital     Earnings     Total
--------------------------------- ---------- ------------ --------- -------- --------- ------- -------- ------------ ------------

Balance, August 31, 1997          1,237,362  $ 2,029,527    76,400  $290,997       333 $16,667 $613,892  $ 3,357,650  $ 5,693,405

Net income for the year                -            -         -         -         -       -        -          91,033       91,033
Stock options exercised              24,000       69,585      -         -         -       -        -            -          69,585
Shares cancelled                    (84,600)    (138,744)     -         -         -       -        -            -        (138,744)
Treasury shares acquired               -            -       28,800   154,096      -       -        -            -        (154,096)
Treasury shares cancelled              -            -      (84,600) (327,463)     -       -        -            -         327,463
Employee plan shares released          -            -         -         -         (333)(16,667) (31,645)        -         (14,978)
Premium relating to cancellation
     of share capital                  -            -         -         -         -       -        -        (157,019)    (157,019)
                                  ---------  -----------  --------  -------- --------- ------- --------  -----------  -----------

Balance, August 31, 1998          1,176,762    1,960,368    20,600   117,630      -       -     582,247    3,291,664    5,716,649

Net income for the year                -            -         -         -         -       -        -         592,509      592,509
Stock options exercised               4,000       11,044      -         -         -       -        -            -          11,044
Shares cancelled                    (23,600)     (39,315)     -         -         -       -        -            -         (39,315)
Treasury shares acquired               -            -       64,900   336,123      -       -        -            -        (336,123)
Treasury shares cancelled              -            -      (23,600) (134,354)     -       -        -            -         134,354
Premium relating to cancellation
     of share capital                  -            -         -         -         -       -        -         (95,039)     (95,039)
                                  ---------  -----------  --------  -------- --------- ------- --------  -----------  -----------

Balance, August 31, 1999          1,157,162    1,932,097    61,900   319,399      -       -     582,247    3,789,134    5,984,079

Net income for the year                  -            -         -         -       -       -        -         608,679      608,679
Shares cancelled                    (83,000)    (136,940)       -         -       -       -        -            -        (136,940)
Treasury shares acquired                 -            -     86,600   442,526      -       -        -            -        (442,526)
Treasury shares cancelled                -            -    (83,000) (429,283)     -       -        -            -         429,283
Premium relating to cancellation
     of share capital                    -            -         -         -       -       -        -        (292,343)    (292,343)
                                  ---------  -----------  --------  -------- --------- ------- --------  -----------  -----------

Balance, August 31, 2000          1,074,162  $ 1,795,157    65,500  $332,642      -    $  -    $582,247  $ 4,105,470  $ 6,150,232
================================= =========  ===========  ========  ======== ========= ======= ========  ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


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

         Principles of consolidation

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Jewett-Cameron Lumber Corporation and MSI-PRO Co., all of which are incorporated under the laws of Oregon, U.S.A. and Jewett-Cameron South Pacific Ltd., which is incorporated under the laws of Tonga.

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

         Revenue recognition

         The Company recognizes revenue from the sales of building supply products and tools, when the products are shipped and the ultimate collection is reasonably assured.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

         Trademarks

         The Company accounts for costs of acquiring its trademarks by capitalizing all costs of acquisition. These costs are amortized to income over periods ranging from five to fifteen years.

         Loss per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

         The earnings per share data for the years ended August 31 is summarized as follows:

         =================================================== =============== =============== =============

                                                                   2000            1999            1998
         --------------------------------------------------- --------------- --------------- -------------

         Net income for United States reporting purposes     $     608,679   $     592,509   $      91,033
                                                             =============   =============   =============

         Basic earnings per share weighted average number
             of shares outstanding                               1,020,726       1,131,627       1,148,330
         Effect of dilutive securities
             Stock options                                          33,344          34,948          31,437
                                                             -------------   -------------   -------------

         Diluted earnings per share weighted average number
             of shares outstanding                               1,054,070       1,166,575       1,179,767
         =================================================================== =============== =============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         Employee stock option plan

         The Company accounts for its employee stock option plan using the intrinsic value method.

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

         Financial instruments

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, deposits and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments, other than those disclosed in Note 14, Concentrations of Credit Risk. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

         Comparative figures

         Certain comparative figures have been reclassified to conform with the presentation adopted for the current year.

         Accounting for derivative instruments and hedging activities

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate the adoption of the statement will have a significant impact on its financial statements.


3.       TRADEMARKS

         Trademarks were comprised of development costs and legal fees incurred in establishing and maintaining trademarks for the Company's industrial tools business. The trademark costs were being amortized to income over periods ranging from five to fifteen years.

         ================================== ============== ===============

                                                 2000           1999
         ---------------------------------- -------------- ---------------

         Trademarks                         $          -   $     283,914
         Accumulated amortization                      -        (118,474)
         Write-down of trademarks                      -        (165,440)
                                            -------------  -------------

         Net book value                     $          -   $          -
         ================================== ============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


4.        CAPITAL  ASSETS

          ================================= ============== =============

                                                  2000           1999
          --------------------------------- -------------- -------------

          Office equipment                  $     185,422  $     210,652
          Warehouse equipment                     177,698        213,751
          Automotive equipment                     43,870         46,159
          Buildings                             1,288,340      1,410,058
          Land                                    375,593        365,522
                                            -------------  -------------

                                                2,070,923      2,246,142
          Accumulated depreciation               (726,994)      (735,075)
                                            -------------  -------------

          Net book value                    $   1,343,929  $   1,511,067
          ================================= ============== =============

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


5.       INCOME TAXES

         A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

         a) For United States reporting purposes:

            =================================================== ============== =============== ===============

                                                                         2000           1999            1998
            --------------------------------------------------- -------------- --------------- ---------------

            Computed tax at the expected statutory rate         $     362,731  $     442,693   $     116,283
            Tax reduction due to loss in subsidiary operations         85,206        107,702          97,210
            Other differences                                            (937)       (18,395)         (3,766)
                                                                -------------  -------------   -------------

            Income tax expense - current                        $     447,000  $     532,000   $     209,727
            =================================================== ============== =============== ===============

         b) For Canadian reporting purposes:

            =================================================== ============== =============== ===============

                                                                         2000           1999            1998

            --------------------------------------------------- -------------- --------------- ---------------

            Computed tax at the expected statutory rate         $     485,121  $     513,001   $     142,271
            Foreign income taxed at different rates                   (46,697)       (91,008)        (87,372)
            Tax reduction due to loss in subsidiary operations        114,276        124,807         119,268
            Other differences                                        (105,700)       (14,800)         35,560
                                                                -------------  -------------   -------------

            Income tax expense - current                        $     447,000  $     532,000   $     209,727
            =================================================== ============== =============== ===============

         Deferred income taxes of $122,200 (1999 $217,200; 1998 - $203,200)
         relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


6.       BANK INDEBTEDNESS

         ================================== ============== =============

                                                  2000           1999
         ---------------------------------- -------------- -------------

         Demand loan                        $          -   $      87,883
         ================================== ============== =============

         The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the libor rate plus 225 basis points.


7.       STOCK OPTIONS

         Stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSE"), the Ontario Securities Commission and the British Columbia Securities Commission. The Company has no formal written stock option plan.

         Under the stock option program, stock options for up to 10% of the number of issued and outstanding common shares may be granted from time to time, provided that stock options in favour of any one individual may not exceed 5% of the issued and outstanding common shares. No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each stock option is exercisable during the lifetime of the optionee only by such optionee.

         The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.

         At August 31, 2000, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

         ================  =============  =================

          Number Exercise
               of Shares          Price   Expiry Date
         ----------------  -------------  -----------------

                  12,000     Cdn$  8.25   December 31, 2000
                  70,000     Cdn$  4.25   August 6, 2006
         ================  =============  =================


8.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company sponsored an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares released by the Trustee under the plan's provisions for allocation was recognized as an expense of $79,141 for 2000, $90,170 for 1999 and $40,694 for 1998.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


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

         The impact of the above differences between Canadian and United States generally accepted accounting principles on income for the year would be as follows:

         ====================================================== ================ =============== ================

                                                                       2000            1999             1998
         ------------------------------------------------------ ---------------- --------------- ----------------
         Income before income taxes                             $     1,055,679  $     1,124,509 $      300,760

         Reconciling items
             Deferred foreign exchange gain                                  -                -         (34,615)
             Amortization of deferred foreign exchange gain                  -                -          45,716
                                                                ---------------  --------------- --------------

         Income before income taxes for Canadian reporting
             purposes                                                 1,055,679        1,124,509        311,861

         Income taxes (Note 6)                                         (447,000)        (532,000)      (209,727)
                                                                ---------------  --------------- --------------

         Net income for Canadian reporting purposes             $       608,679  $       592,509 $      102,134
                                                                ================ =============== ================

         Earnings per share for Canadian reporting  purposes -
             basic                                              $         0.60   $         0.52  $         0.09
                                                                ================ =============== ================

         Earnings per share for Canadian reporting purposes -
             fully diluted                                      $         0.55   $         0.49  $         0.08
         ====================================================== ================ =============== ================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


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

         No new stock options were granted during the fiscal year ended August 31, 2000.


         Following is a summary of the status of the plan during 2000, 1999 and 1998:

         ========================================= ============== ===========

                                                                    Weighted
                                                                     Average
                                                      Number        Exercise
                                                   of Shares           Price
         ----------------------------------------- ---------- ---------------

         Outstanding at August 31, 1997              104,000      Cdn$  4.38

             Granted                                      -
             Forfeited                                (6,000)     Cdn$  6.20
             Exercised                               (24,000)     Cdn$  4.25
                                                   ---------

         Outstanding at August 31, 1998               74,000      Cdn$  4.25

             Granted                                  12,000      Cdn$  8.25
             Forfeited                                    -
             Exercised                                (4,000)     Cdn$  4.25
                                                   ---------

         Outstanding at August 31, 1999 and 2000      82,000      Cdn$  4.84
         ========================================= ========== ===============


         Following is a summary of the status of options outstanding at August 31, 2000:

         ======================================================================

                              Outstanding Options          Exercisable Options
                         -------------------------------- ---------------------

                                    Weighted
                                     Average    Weighted              Weighted
                                   Remaining     Average               Average
                                 Contractual    Exercise              Exercise
         Exercise Price  Number         Life       Price  Number         Price
         --------------- ------- ------------ ----------- ------- -------------

         Cdn$8.25        12,000        0.33    Cdn$ 8.25  12,000    Cdn$ 8.25
         Cdn$4.25        70,000        5.93    Cdn$ 4.25  70,000    Cdn$ 4.25
         =============== ======= ============ =========== ======= =============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


10.      STOCK BASED COMPENSATION EXPENSE (cont'd......)

         Compensation

         The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plan. There was no compensation cost incurred based on options granted in 2000, 1999 and 1998. Had compensation cost been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standards No. 123, net income and earnings per share would have been adjusted as follows:

         ================================== ============== =============== ===============

                                                     2000           1999            1998
         ---------------------------------- -------------- --------------- ---------------

         Net income
             As reported                    $     608,679  $     592,509   $      91,033
                                            ============== =============== ===============

             Pro forma                      $     608,679  $     486,600   $      37,704
                                            ============== =============== ===============

         Basic earnings per share

         Basic earnings per share
             As reported                    $        0.60  $        0.52   $        0.09
                                            ============== =============== ===============

             Pro forma                      $        0.60  $        0.43   $        0.03
         ================================== ============== =============== ===============


         Diluted earnings per share

         ================================== ============== =============== ===============

                                                     2000           1999            1998
         ---------------------------------- -------------- --------------- ---------------

         Diluted earnings per share

             As reported                    $         0.58 $         0.51  $        0.08
                                            ============== =============== ===============

             Pro forma                      $         0.58 $         0.42  $        0.03
         ================================== ============== =============== ===============


         The fair value of each option granted is estimated using the Black
         Scholes Option Pricing Model. The assumptions used in calculating fair value are as follows:

         ================================== ============== =============== ===============

                                                     2000            1999            1998
         ---------------------------------- -------------- --------------- ---------------

         Risk-free interest rate                    -              5.13%            -
         Expected life of the options               -            2 years            -
         Expected volatility                        -             39.85%            -
         Expected dividend yield                    -               -               -
         ================================== ============== =============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


11.      CONTINGENT LIABILITIES AND COMMITMENTS



         a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at August 31, 2000 and 1999, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 8).



         b) At August 31, 2000 and 1999, the Company had an un-utilized line-of-credit of approximately $4,500,000 and $6,400,000, respectively.




12.      REMUNERATION



         Aggregate remuneration to directors and officers, including the Company's five highest paid employees, totalled $496,921 (1999 - $567,923; 1998 - $477,150).




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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


13.      SEGMENTED INFORMATION (cont'd.....)

         Following is a summary of segmented information for 2000, 1999, and
         1998.
         ================================== ================ =============== ==============

                                                  2000            1999             1998
         ---------------------------------- ---------------- --------------- --------------
         Sales to unaffiliated customers:
             Building Materials:
                United States               $   23,336,751   $   27,707,986  $   24,126,934
                South Pacific                       45,602          316,757         831,405
             Industrial tools                    1,111,833        1,077,530       1,220,175
                                            --------------   --------------  --------------

                                            $   24,494,186   $   29,102,273  $   26,178,514
                                            ================ =============== ==============
         Income from operations:
             Building Materials:
                United States               $    1,250,539   $    1,314,062  $      551,280
                South Pacific                     (190,610)        (138,126)        (44,870)
             Industrial tools                      150,123          116,902         180,803
             General corporate                     (87,549)        (111,654)       (104,351)
                                            --------------   --------------  --------------

                                            $    1,122,503   $    1,181,184  $      582,862
                                            ================ =============== ==============
         Identifiable assets:
             Building Materials:
                United States               $    6,456,978   $    6,521,677  $    6,200,166
                South Pacific                      247,907          464,719         770,225
             Industrial tools                      116,753          117,549         125,132
             General corporate                     115,722          110,306         124,710
                                            --------------   --------------  --------------

                                            $    6,937,360   $    7,214,251  $    7,220,233
                                            ================ =============== ==============
         Depreciation and amortization:
             Building Materials:
                United States               $      123,150   $      152,591  $      148,183
                South Pacific                        2,173           16,250          14,634
             Industrial tools                           -             1,594           1,683
                                            --------------   --------------  --------------

                                            $      125,323   $      170,435  $      164,500
                                            ================ =============== ==============
         Capital expenditures:
             Building Materials:
                United States               $       44,897   $      112,411  $       24,948
                South Pacific                           -                -           36,710
                                            --------------   --------------  --------------

                                            $       44,897   $      112,411  $       61,658
         ================================== ================ =============== ==============

         During 2000, the Company made sales to the following customers of the building material segments which were in excess of 10% of total sales for the year: Fred Meyer Inc. - $8,756,105, The Home Depot, Inc. - $5,040,083, Lowes Companies - $3,782,656 and Homebase, Inc. - $3,215,835.

         During 1999, the Company made sales to the following customers of the building materials segment which were in excess of 10% of total sales for the year: Eagle Hardware & Garden - $9,846,757, Fred Meyer, Inc. - $6,838,184 and The Home Depot, Inc. - $6,629,888.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2000


14.      CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. As of August 31, 2000 and 1999, substantially all of the Company's cash, including amounts representing outstanding cheques, are deposited with U.S. Bank and U.S. Bancorp Securities. During the normal course of business, the Company extends credit to customers conducting business in the home improvement industry.


15.      SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

         ================================ ============ =========== ==========

                                              2000         1999        1998
         -------------------------------- ------------ ----------- ----------

         Cash paid during the year for:
             Interest                     $   95,464   $   93,701  $  292,291
             Income taxes                    423,457      433,157     213,046
         ================================ ============ =========== ==========

         Significant non-cash transaction in 2000:

            The Company cancelled 83,000 treasury shares repurchased at a price of $429,283, which had an original cost of $136,940. The difference between the original cost and purchase price of $292,343 was applied against retained earnings as a premium relating to cancellation of share capital.

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


16.      SUBSEQUENT EVENT

         Subsequent to year end, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsborough) for total proceeds of $1,500,000.

 DAVIDSON & COMPANY      Chartered Accountants
A Partnership of Incorporated Professionals









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






                                                         "DAVIDSON & COMPANY"


Vancouver, Canada                                        Chartered Accountants


October 19, 2000

                          A Member of SC INTERNATIONAL

     Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                 Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD.

FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
AUGUST 31, 2000

============================================== =============== =============== =============== =============== ==============

                                                               Additions       Deductions
                                               Balance at      Charged to      Credited to     Deductions
                                               Beginning       Costs and       Costs and       from            Balance at
                                               of Year         Expenses         Expenses       Reserves        End of Year
---------------------------------------------- --------------- --------------- --------------- --------------- --------------


1998

    Allowance deducted from related balance
    sheet account:

       Accounts receivable                     $       20,000  $      400,000  $         -     $         -     $     420,000
                                               =============== =============== =============== =============== ==============


1999

    Allowance deducted from related balance
    sheet account:

       Accounts receivable                     $      420,000  $       48,000  $           -   $           -   $     468,000
                                               =============== =============== =============== =============== ==============


2000

    Allowance deducted from related balance
    sheet account:

       Accounts receivable                     $      468,000  $       57,306  $       45,000  $      230,306  $     250,000
============================================== =============== =============== =============== =============== ==============