Form 10-Q
period 2000-11-30
JEWETT CAMERON TRADING CO LTD
filed 2001-01-16
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission file number: 0-19954

                      JEWETT-CAMERON TRADING COMPANY, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       BRITISH COLUMBIA                                    NONE
-------------------------------             ------------------------------------
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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2000. Common Stock, no par value 1,074,162 Shares.

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

Gross sales decreased $429,916 during the first quarter of Fiscal 2000 as compared to the first quarter of Fiscal 1999. In spite of the decrease in gross sales, during the first quarter of Fiscal 2000, the Company experienced an increase in net income of $7,790.

Results of Operations.

The Company's operations are classified into three principle industry segments:
(sales of) building materials and (sales of) industrial tools and (sales of) processed agricultural seeds.

Sales of building materials consists of wholesale sales of lumber and building materials in the United States and retail sales of building materials in Tonga. Sales of industrial tools consists of distribution of pneumatic air tools and industrial clamps in the United States. Sales of seeds consists of distribution of processed agricultural seeds in the United States.

For the first quarter of the current fiscal year, ending November 30, 2000, sales decreased 10.4% to $3,719,800 compared to $4,149,716 for the same quarter of the previous year.

Sales for Jewett-Cameron Lumber were $3,283,140 million for the quarter, down 14.3% compared to sales of $3,829,398 million for the first quarter of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $251,303 for the first quarter compared to $273,414 for the first quarter of last year, down 8%.

Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were nil for first quarter compared to $46,904 for the first quarter of last year. The Company is currently winding down its operations in the Kingdom of Tonga.

Sales for Jewett Cameron Seed Company were $185,357 for the first quarter. The first quarter of Fiscal 2001, ended November 30, 2000, was the first quarter of operations for Jewett Cameron Seed Company.

General and administrative expenses for the Company were $673,423 for the first quarter up from $540,200 for the first quarter of last year. The primary reasons for the increase of $133,233 are increases of $6,680 in bad debt expense; $8,579 in depreciation and amortization; $6,437 in insurance; $83,190 in wages and employee benefits; and, $30,783 in warehouse expenses and supplies. Decreases did occur, however, in the categories of consulting ($2,797); professional fees ($26,870); repairs and maintenance ($5,469; and travel, entertainment and advertisement ($3,094).

Net income for the quarter was $83,963 which represents a 10.2% increase over the first quarter of last year when net income was $76,173. The increase in net income was due to a decrease in cost of sales of ($533,514); a decrease in interest expense of ($9,756); and, a decrease in income taxes of ($20,000).

Earnings per share was $0.08 for the first quarter of Fiscal 2000 compared to $0.07 for the first quarter of fiscal 1999.

Liquidity and Capital Resources

As of November 30, 2000 the Company had working capital of $3,060,590 which represented an decrease of $1,104,914 as compared to the working capital position of $4,165,504 as of November 30, 1999. The decrease in working capital was due primarily to an increase in current liabilities of $1,103,777. Current liabilities at November 30, 2000 consisted of $909,298 in bank indebtedness and $673,096 in accounts payable and accrued liabilities.

Accounts Receivable and Inventory represented 92.7% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.5 million of which there was an outstanding balance of $909,298 on November 30, 2000 and no outstanding balance as of November 30, 1999. As of the end of Fiscal 2000 (August 31st) the Company had no outstanding balance.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risks:

The Company does not have any derivative financial instruments as of November 30, 2000. However, the Company is exposed to interest rate risk.

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


Dated: January 15, 2001                 /s/ Donald M. Boone
       ----------------                 -------------------
                                        Donald M. Boone, President/CEO/Director

                       JEWETT-CAMERON TRADING COMPANY LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                      (Unaudited - Prepared by Management)


                                NOVEMBER 30, 2000

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

===============================================================================================================

                                                                        November 30,  November 30,     August 31,
                                                                                2000          1999           2000
------------------------------------------------------------------------------------  ------------  -------------

ASSETS

Current
    Cash and cash equivalents                                          $   238,561    $   619,210   $   208,277
    Accounts receivable                                                    997,571      1,103,961     2,541,387
    Inventory                                                            3,306,863      2,890,779     2,622,575
    Prepaid expenses                                                        99,989         30,171        24,247
                                                                       -----------    -----------   -----------

    Total current assets                                                 4,642,984      4,644,121     5,396,486

Capital assets (Note 3)                                                  2,890,512      1,493,318     1,343,929
Deferred income taxes (Note 4)                                             122,200        217,200       122,200
Deposits                                                                    74,745         74,345        74,745
                                                                       -----------    -----------   -----------

Total assets                                                           $ 7,730,441    $ 6,428,984   $ 6,937,360
                                                                       ===========    ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness (Note 5)                                         $   909,298    $        -    $        -
    Accounts payable and accrued liabilities                               673,096        478,617       787,128
                                                                       -----------    -----------   -----------

    Total current liabilities                                            1,582,394        478,617       787,128
                                                                       -----------    -----------   -----------

Stockholders' equity
    Capital stock
       Authorized
            20,000,000  common shares without par value
            10,000,000  preferred shares without par value
       Issued
             1,074,162  common shares (November 30, 1999 - 1,075,162;
                        August 31, 2000 - 1,074,162)                     1,795,157      1,795,157     1,795,157
    Additional paid-in capital                                             582,247        582,247       582,247
    Retained earnings                                                    4,189,433      3,572,963     4,105,470
                                                                       -----------    -----------   -----------

                                                                         6,566,837      5,950,367     6,482,874
    Less: Treasury stock -  86,500 common shares (November 30,
                            1999 - Nil; August 31, 2000 - 65,500)         (418,790)            -       (332,642)
                                                                       -----------    -----------   -----------

                                                                         6,148,047      5,950,367     6,150,232
                                                                       -----------    -----------   -----------

Total liabilities and stockholders' equity                             $ 7,730,441    $ 6,428,984   $ 6,937,360
                                                                       ===========    ===========   ===========

Contingent liabilities and commitments (Note 9)

Subsequent event (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

================================================= =============== ============

                                                  Three Month    Three Month
                                                  Period Ended   Period Ended
                                                  November 30,   November 30,
                                                      2000           1999
------------------------------------------------- ------------   -------------


SALES                                             $ 3,719,800    $ 4,149,716


COST OF SALES                                       2,964,886      3,497,740
                                                  -----------    -----------


GROSS PROFIT                                          754,914        651,976


GENERAL AND ADMINISTRATIVE EXPENSES - Schedule        637,423        540,200


Foreign exchange loss                                   3,376            685
                                                  -----------    -----------


Income from operations                                114,115        111,091
                                                  -----------    -----------


OTHER ITEMS
     Interest and other income                          4,697         10,175
     Interest expense                                  (9,849)           (93)
                                                  -----------    -----------

                                                       (5,152)        10,082
                                                  -----------    -----------


Income before income taxes                            108,963        121,173


Income taxes                                           25,000         45,000
                                                  -----------    -----------


Net income for the period                         $    83,963    $    76,173
                                                  ============   =============

Basic earnings per share                          $      0.08    $      0.07

Diluted earnings per share                        $      0.08    $      0.06
                                                  ============   =============






The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

=========================================== =============== ================

                                               Three Month     Three Month
                                              Period Ended    Period Ended
                                              November 30,    November 30,
                                                       2000             1999
------------------------------------------- --------------- ----------------


Bad debt expense                            $        6,680  $           -

Consulting                                             653           3,450

Depreciation and amortization                       38,953          30,374

Insurance                                           18,910          12,473

Office and miscellaneous                            49,760          49,005

Professional fees                                   11,269          38,139

Repairs and maintenance                              9,198          14,667

Telephone and utilities                             20,651          21,622

Travel, entertainment and advertising               34,661          37,755

Wages and employee benefits                        397,367         314,177

Warehouse expenses and supplies                     49,321          18,538
                                            --------------  --------------

                                            $      637,423  $      540,200
                                            =============== ================




















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

=============================================================== =============== ================

                                                                   Three Month     Three Month
                                                                  Period Ended    Period Ended
                                                                  November 30,    November 30,
                                                                           2000             1999
--------------------------------------------------------------- --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $       83,963  $       76,173
    Items not involving an outlay of cash:
       Depreciation and amortization                                    38,953          30,374
       Foreign exchange loss                                             3,376             685

    Changes in non-cash working capital items::
       Decrease in accounts receivable                               1,540,440       1,387,666
       Increase in inventory                                          (684,288)       (223,944)
       Increase in prepaid expenses                                    (75,742)         (1,628)
       Increase (decrease) in bank indebtedness                        909,298         (87,883)
       Decrease in accounts payable and accrued liabilities           (114,032)       (663,672)
                                                                --------------  --------------

    Net cash provided by operating activities                        1,701,968         517,771
                                                                --------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Treasury shares acquired                                           (86,148)       (109,885)
                                                                --------------  --------------

    Net cash used in financing activities                              (86,148)       (109,885)
                                                                --------------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                      (1,585,536)        (12,625)
                                                                --------------  --------------

    Net cash used in investing activities                           (1,585,536)        (12,625)
                                                                --------------  --------------


Increase in cash and cash equivalents                                   30,284         395,261


Cash and cash equivalents, beginning of period                         208,277         223,949
                                                                --------------  --------------


Cash and cash equivalents, end of period                        $      238,561  $      619,210
                                                                =============== ================

Supplemental disclosures with respect to cash flows (Note 10)





The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

=================================== ========================= ========================== =========== ============ ============


                          Common Stock Treasury Shares
                                                                                          Additional
                                        Number                    Number                   Paid-In     Retained
                                      of Shares       Amount    of Shares        Amount    Capital     Earnings        Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------


Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the year                      -            -            -            -            -       608,679      608,679
Shares cancelled                        (83,000)    (136,940)          -            -            -            -      (136,940)
Treasury shares acquired                     -            -        86,600      442,526           -            -      (442,526)
Treasury shares cancelled                    -            -       (83,000)    (429,283)          -            -       429,283
Premium relating to cancellation
    of share capital                         -            -            -            -            -      (292,343)    (292,343)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 2000              1,074,162  $ 1,795,157       65,500  $   332,642   $  582,247  $ 4,105,470  $ 6,150,232
                                    ============ ============ ============ ============= =========== ============ ============

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the period                    -            -            -            -            -        76,173       76,173
Shares cancelled                        (82,000)    (136,940)          -            -            -            -      (136,940)
Treasury shares acquired                     -            -        20,100      109,885           -            -      (109,885)
Treasury shares cancelled                    -            -       (82,000)    (429,284)          -            -       429,284
Premium relating to cancellation
    of share capital                         -            -            -            -            -      (292,344)    (292,344)
                                    -----------  -----------  -----------  -----------   ----------  -----------  ------------

Balance, November 30, 1999            1,075,162  $ 1,795,157           -   $        -    $  582,247  $ 3,572,963  $ 5,950,367
                                    ============ ============ ============ ============= =========== ============ ============

Balance August 31, 2000               1,075,162  $ 1,795,157       65,500  $   332,642   $  582,247  $ 4,105,470  $ 6,150,232

Net income for the period                    -            -            -            -            -        83,963       83,963
Treasury shares acquired                     -            -        21,000       86,148           -            -       (86,148)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, November 30, 2000            1,075,162  $ 1,795,157       86,500  $   418,790   $  582,247  $ 4,189,433  $ 6,148,047
=================================== ============ ============ ============ ============= =========== ============ ============

















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000



1.      BUSINESS COMBINATION AND ACQUISITION

        The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

        During the three month period ended November 30, 2000, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsborough) for total proceeds of $1,530,762.

        The cost of the acquisition was allocated as follows:

           Land                                      $     456,713
           Buildings                                       782,781
           Warehouse equipment                             285,768
           Office equipment                                  5,500
                                                     -------------

                                   $ 1,530,762

        The Company and its subsidiaries operate as a distributor of lumber and other building products, as a distributor of industrial tools, and as a retailer of building materials.

        Following the acquisition, the Company incorporated Jewett-Cameron Seed Co. under the laws of Oregon, U.S.A. on October 31, 2000. This subsidiary operates as a processor and distributor of agricultural seed products.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Generally accepted accounting principles

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2000. The results of operations for the period ended November 30, 2000 are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

        Principles of consolidation

        These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Jewett-Cameron Lumber Corporation, MSI-Pro Co., and Jewett-Cameron Seed Co., all of which are incorporated under the laws of Oregon, U.S.A. and Jewett-Cameron South Pacific Ltd., which is incorporated under the laws of Tonga.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


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


        Capital assets and depreciation

        Capital assets are recorded at cost and the Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

          Office equipment                         5-7 years
          Warehouse equipment                      2-10 years
          Automotive equipment                     4 years
          Buildings                                5- 30 years


        Foreign exchange

        Financial statements of the Company's foreign subsidiaries are translated whereby all monetary assets and liabilities are translated at the rate of exchange at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Income and expenses are translated at rates which approximate those in effect on transaction dates. Gains and losses arising from restatement of foreign currency monetary assets and liabilities at each period end are included in earnings.


        Earnings per share

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


        Earnings per share (cont'd.....)

        The earnings per share data for the periods ended November 30, 2000 and 1999 is summarized as follows:

        ========================================================================  ======================== ===============

                                                                                   Three Month   Three Month
                                                                                  Period Ended  Period Ended
                                                                                  November 30,  November 30,
                                                                                          2000          1999
        ------------------------------------------------------------------------  ------------  ------------

        Net income for United States reporting purposes                           $    83,963   $    76,173
                                                                                  ===========   ===========

        Basic earnings per share weighted average number of shares
            outstanding                                                             1,003,149     1,147,618
        Effect of dilutive securities
            Stock options                                                              29,680        35,533
                                                                                  -----------   -----------

        Diluted   earnings  per  share   weighted   average  number  of  shares
            outstanding                                                             1,032,829     1,183,151
        ========================================================================  ============  ============


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


        Accounting for derivative instruments and hedging activities

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The adoption by the Company of SFAS 137 during the current period did not have any impact on its financial statements.

        Comparative figures

        Certain comparative figures have been reclassified to conform with the presentation adopted for the current period.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


        Financial instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments other than those disclosed in
        Note 12, Concentrations of Credit Risk. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.



3.      CAPITAL ASSETS


        ============================== ===========   ===========   ===========

                                       November 30,  November 30,   August 31,
                                           2000          1999          2000
        ------------------------------ -----------   -----------   -----------

        Office equipment               $   190,922   $   214,193   $   185,422
        Warehouse equipment                549,104       219,476       221,568
        Automotive equipment                    -         46,159            -
        Building                         2,308,720     1,413,700     1,288,340
        Land                               607,713       370,412       375,593
                                       -----------   -----------   -----------

                                         3,656,459     2,263,940     2,070,923
        Accumulated depreciation          (765,947)     (770,622)     (726,994)
                                       -----------   -----------   -----------

        Net book value                 $ 2,890,512   $ 1,493,318   $ 1,343,929
        ============================== ===========   ===========   ===========


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


4.      DEFERRED INCOME TAXES


        Deferred income taxes of $122,200 (November 30, 1999 - $217,200; August 31, 2000 - $122,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000



5.      BANK INDEBTEDNESS

        ===================== ================ =============== ================

                                November 30,     November 30,      August 31,
                                        2000             1999            2000
        --------------------- ---------------- --------------- ----------------

        Demand loan           $      909,298   $           -   $           -
        ===================== ================ =============== ================

        The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the libor rate plus 225 basis point.


6.      STOCK OPTIONS

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


        At November 30, 2000, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

        ============  ==============  ==================

             Number        Exercise
          of Shares           Price   Expiry Date
        ------------  --------------  ------------------

             12,000       Cdn$ 8.25   December 31, 2000
             70,000       Cdn$ 4.25   August 6, 2006
        ============  ==============  ==================


7.     EMPLOYEE STOCK OWNERSHIP PLAN

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000



8.     STOCK BASED COMPENSATION EXPENSE

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

        No new stock options were granted during the fiscal period ended November 30, 2000.

        Following is a summary of the status of the plan during 2000, 1999 and 1998:

       ====================================================== ========== ===========

                                                                           Weighted
                                                                            Average
                                                                 Number    Exercise
                                                              of Shares       Price
       ------------------------------------------------------ ---------- -----------
       Outstanding at August 31, 1999                            82,000  Cdn$  4.84

           Granted                                                   -   Cdn$  8.25
           Forfeited                                                 -
           Exercised                                                 -
                                                               --------

       Outstanding at November 30, 1999 and August 31, 2000      82,000  Cdn$  4.84

           Granted                                                   -
           Forfeited                                                 -
           Exercised                                                 -
                                                               --------

       Outstanding at November 30, 2000                          82,000  Cdn$  4.84
       ======================================================  ======== ===========


        Following is a summary of the status of options outstanding at November 30, 2000:

        =====================================================================

                                Outstanding Options       Exercisable Options
                          ------------------------------- -------------------

                                      Weighted
                                       Average   Weighted            Weighted
                                     Remaining    Average             Average
                                   Contractual   Exercise            Exercise
        Exercise Price     Number         Life      Price  Number       Price
        ----------------- ------- ------------ ---------- ------- -----------

        Cdn$8.25           12,000        0.08   Cdn$ 8.25  12,000  Cdn$ 8.25
        Cdn$4.25           70,000        5.68   Cdn$ 4.25  70,000  Cdn$ 4.25
        ================= ======= ============ ========== ======= ===========

 JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000



9.     CONTINGENT LIABILITIES AND COMMITMENTS

      a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at November 30, 2000 and 1999 and August 31, 2000, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 7).

       b) At November 30, 2000, the Company had an un-utilized line-of-credit of approximately $4,500,000.



10.    SUPPLEMENTAL DISCLOSURES WITH RESPECT TO STATEMENTS OF CASH FLOWS

       ================================== =============== ================

                                            November 30,    November 30,
                                                     2000             1999
       ---------------------------------- --------------- ----------------

       Cash paid during the period for:
            Interest                      $        9,849  $           93
            Income taxes                              -          109,000
       ================================== =============== ================

       Significant non-cash transaction for the three month period ended November 30, 2000:

       There were no significant non-cash transactions for the three month period ended November 30, 2000.

       Significant non-cash transaction for the three month period ended November 30, 1999:

         The Company cancelled 82,000 treasury shares repurchased at a price of $429,284 which had an original cost of $136,940. The difference between the original cost and purchase price of $292,344 was applied against retained earnings as a premium relating to the cancellation of share capital.



11.   SEGMENTED INFORMATION

       The Company's operations are classified into three principle industry segments: (sales of) building materials and (sales of) industrial tools and (sales of) processed agricultural seeds.

       Sales of building materials consists of wholesale sales of lumber and building materials in the United States and retail sales of building materials in Tonga. Sales of industrial tools consists of distribution of pneumatic air tools and industrial clamps in the United States. Sales of seeds consists of distribution of processed agricultural seeds in the United States.

       In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segment's pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000



11.    SEGMENTED INFORMATION (cont'd.....)

       Following is a summary of segmented information for the three month periods ended November 30, 2000 and 1999:

       ================================== ================ ================

                                             November 30,     November 30,
                                                     2000             1999
       ---------------------------------- ---------------- ----------------

       Sales to unaffiliated customers:
           Building Materials:
              United States               $    3,283,140   $    3,829,398
              South Pacific                           -            46,904
           Industrial tools                      251,303          273,414
           Seeds                                 185,357               -
                                          --------------   --------------

                                          $    3,719,800   $    4,149,716
                                          ==============   ==============
       Income from operations:
           Building Materials:
              United States               $       88,684   $      116,961
              South Pacific                      (10,125)         (35,198)
           Industrial tools                       24,627           41,619
           Seeds                                  29,346               -
           General corporate                     (18,417)         (12,291)
                                          --------------   --------------

                                          $      114,115   $      111,091
                                          ==============   ==============
       Identifiable assets:
           Building Materials:
              United States               $    6,939,423   $    5,764,017
              South Pacific                      237,783          421,517
           Industrial tools                      105,489          131,672
           Seeds                                 331,384               -
           General corporate                     116,362          111,778
                                          --------------   --------------

                                          $    7,730,441   $    6,428,984
                                          ==============   ==============
       Depreciation and amortization:
           Building Materials:
              United States               $       30,617   $       28,869
              South Pacific                           -             1,230
           Industrial tools                          244              275
           Seeds                                   8,092               -
                                          --------------   --------------

                                          $       38,953   $       30,374
                                          ==============   ==============
       Capital expenditures:
           Building Materials:
              United States               $       54,774   $       12,625
              South Pacific                           -                -
           Seeds                               1,530,762               -
                                          --------------   --------------

                                          $    1,585,536   $       12,625
                                          ==============   ==============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
NOVEMBER 30, 2000



12.    CONCENTRATIONS OF CREDIT RISK

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


13.    SUBSEQUENT EVENT

       Subsequent to November 30, 2000, stock options to acquire 12,000 common shares at CDN$8.25 per share, expired unexercised.