Form 10-Q
period 2001-02-28
JEWETT CAMERON TRADING CO LTD
filed 2001-04-06
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

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

                                 Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2001. Common Stock, no par value 1,075,162 Shares.

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

Company operations were up during the second quarter of Fiscal 2001, ended February 28, 2001, as sales increased over the first quarter of Fiscal 2001. Gross sales increased $1,559,795 during the second quarter of Fiscal 2001 as compared to the second quarter of Fiscal 2000. During the second quarter of Fiscal 2001, the Company experienced an increase in net income of $5,909 as compared to the second quarter of Fiscal 2000. Management continues to believe that the buying patterns in the area of building materials have shifted and that sales which previously occurred in the Company's second fiscal quarter of operations will now occur in the third and, in some instances, the fourth fiscal quarters. The overall result was net income of $47,496 for the second quarter of Fiscal 2001 and net income for the first six months of Fiscal 2001 of $131,459.

RESULTS OF OPERATIONS:

The Company's operations are classified into three principle industry segments:
(sales of) building materials and (sales of) industrial tools and (sales of) processed agricultural seeds.

Sales of building materials consists of wholesale sales of lumber and building materials in the United States. Sales of industrial tools consists of distribution of pneumatic air tools and industrial clamps in the United States. Sales of seeds consists of distribution of processed agricultural seeds in the United States.


Three Months Ended February 28, 2001 and February 29, 2000:

For the second quarter of the current fiscal year, ending February 28, 2001, sales increased 52.2% to $4,545,515 compared to $2,985,720 for the same quarter of the previous year.

General and administrative expenses for the Company were $742,631 for the second quarter up from $482,942 for the second quarter of last year. The primary reasons for the increase of $259,689 are increases of $26,114 in depreciation and amortization; $7,416 in travel, entertainment and advertising; $162,942 in wages and employee benefits; $13,832 in office and miscellaneous related expenses; $21,387 in insurance; $3,900 in professional fees; $6,011 in telephone; $2,338 in repairs and maintenance; and, $15,150 in warehouse expenses and supplies.

Net income for the quarter was $47,496 which represents a 14% increase over the second quarter of last year when net income was $41,587. The increase in net income was due primarily to an increase in sales of $1,559,795 over the same period last year.

Earnings per share (fully diluted) were $0.05 for the second quarter of Fiscal 2001 compared to $0.04 for the second quarter of fiscal 2000, an increase of 25%.


Six Months Ended February 28, 2001 and February 29, 2000:

Sales in the first six months of Fiscal 2001 increased 15.8% to $8,265,315 compared to $7,135,436 for the same period last year.

Sales for Jewett-Cameron Lumber were $6,885,023 for the six-month period, up 5% compared to sales of $6,558,181 for the same period of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $453,636 for the six-month period compared to $532,883 for the same period of last year, down 15%

Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were nil for the six-month period compared to $44,372 for the same period of last year. The Company is currently winding down its operations in the Kingdom of Tonga.

Sales for Jewett-Cameron Seed Company were $926,656. The Company entered the seed distribution business during the three month period ended November 30, 2000. During that period the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. for total proceeds of $1,530,762. On October 31, 2000, the Company incorporated Jewett- Cameron Seed Co. under the laws of Oregon. This subsidiary operates as a processor and distributor of agricultural seed products and the six month period ended February 28, 2001 is the first reporting period for the Company's seed sales.

General and administrative expenses for the Company were $1,380,142 for the six-month period, up from $1,023,142 for the same period of last year. The primary reasons for the increase of $356,912 are increases of $34,693 in depreciation and amortization; $4,322 in travel, entertainment and advertising; $245,132 in wages and employee benefits; $11,137 in office and miscellaneous related expenses; $27,824 in insurance; $5,040 in telephone; and, $45,933 in warehouse expenses and supplies. A decrease did occur in the categories of professional fees of $22,970 and repairs and maintenance of $3,131.

Net income for the first six months of Fiscal 2001 was $131,459 which represents a 12% increase over the first six months of last year when net income was $117,760. The increase in net income was due primarily to an increase in sales of $1,129,879 as compared to the same period last year.

Earnings per share (fully diluted) were $0.13 for the first six months of Fiscal 2001 compared to $0.11 for the same period of fiscal 2000. This is an increase of 18%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2001 the Company had working capital of $3,114,934 which represented a decrease of $981,952 as compared to the working capital position of $4,096,886 on February 29, 2000. The decrease in working capital was due to a decrease in inventory of $355,274; an increase in bank indebtedness of $963,847; and, an increase in accounts payable and accrued liabilities of $904,387. At the end of the second quarter of Fiscal 2001 cash and cash equivalents; accounts receivable and prepaid expenses increased $1,241,556 as compared to the end of the second quarter of Fiscal 2000.

Accounts Receivable and Inventory represented 96% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.5 million of which there was an outstanding balance as of February 28, 2001 of $3,171,724. As of the end of Fiscal 2000 (August 31st) the Company had no outstanding balance and at the end of the second quarter of Fiscal 2000, the Company had an outstanding balance of $2,207,877.

Based on the Company's current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

IMPACT OF THE YEAR 2000 ISSUE:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company including those related to customers, suppliers, or other third parties, have been fully resolved.

 ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS:

The Company did not have any derivative financial instruments as of February 28, 2001. However, the Company is exposed to interest rate risk.

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

                           Part II - OTHER INFORMATION

Item 1.          Legal Proceedings - None
Item 2.          Changes in Securities - None
Item 3.          Default Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders: The Company conducted an Annual Meeting on January 12, 2001. The matters voted upon, together with the results of voting were as follows:
                 1. The following persons were elected to fill the vacancies on the Board of Directors to serve until the year 2002 Annual Meeting of the Shareholders and until their successors shall be duly elected:

                 Director:                                Shares    Shares
                                                          Voted in  Voted
                                                          Favor     Against
                 Donald M. Boone                          420,813      0
                 Jeffrey Lowe                             420,813      0
                 James Schjelderup                        420,813      0
                 Stephanie Rink                           420,813      0

                 2. To appoint Davidson and Company as    420,813      0
                 auditors and to authorize the Directors
                 to fix the remuneration.
Item 5.          Other Information - None
Item 6.          Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         Jewett-Cameron Trading Company Ltd.
                                         (Registrant)

Dated: April 4, 2001                     /s/ Donald M. Boone
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

                                FEBRUARY 28, 2001

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

============================================================================== =============== =============== ===============

                                                                                 February 28,    February 29,      August 31,
                                                                                         2001            2000            2000
------------------------------------------------------------------------------ --------------- --------------- ---------------
ASSETS

Current
    Cash and cash equivalents                                                  $     191,137   $      95,914   $     208,277
    Accounts receivable                                                            2,602,797       1,502,843       2,541,387
    Inventory                                                                      4,713,862       5,069,136       2,622,575
    Prepaid expenses                                                                 146,928         100,549          24,247
                                                                               -------------   -------------   -------------

    Total current assets                                                           7,654,724       6,768,442       5,396,486

Capital assets (Note 3)                                                            2,844,635       1,433,575       1,343,929
Deferred income taxes (Note 5)                                                       122,200         217,200         122,200
Deposits                                                                              74,745          74,345          74,745
                                                                               -------------   -------------   -------------

                                                                               $  10,696,304   $   8,493,562   $   6,937,360
============================================================================== =============== =============== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
    Bank indebtedness (Note 6)                                                 $   3,171,724   $   2,207,877   $          -
    Accounts payable and accrued liabilities                                       1,368,066         463,679         787,128
                                                                               -------------   -------------   -------------

    Total current liabilities                                                      4,539,790       2,671,556         787,128
                                                                               -------------   -------------   -------------

Shareholders' equity
    Capital stock
       Authorized
              20,000,000  common shares, without par value
              10,000,000  common shares, without par value
       Issued
               1,074,162  common  shares  (February  29,  2000  -  1,075,162;
                          August 31, 2000 - 1,074,162)
                                                                                   1,795,157       1,795,157       1,795,157
    Additional paid-in capital                                                       582,247         582,247         582,247
    Retained earnings                                                              4,236,929       3,614,550       4,105,470
                                                                               -------------   -------------   -------------

                                                                                   6,614,333       5,991,954       6,482,874
    Less:  Treasury stock - 94,000 common shares (February 29, 2000 -
                           32,800;  August 31, 2000 - 65,500)                       (457,819)       (169,948)       (332,642)
                                                                               -------------   -------------   -------------

                                                                                   6,156,514       5,822,006       6,150,232
                                                                               -------------   -------------   -------------

                                                                               $  10,696,304   $   8,493,562   $   6,937,360
============================================================================== =============== =============== ===============

Contingent liabilities and commitments (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

=============================================================== =============== ============== =============== ===============

                                                                 Three month    Three month    Six month       Six month
                                                                 period ended   period ended   period ended    period ended
                                                                 February 28,   February 29,   February 28,    February 29,
                                                                      2001           2000           2001            2000
--------------------------------------------------------------- --------------- -------------- --------------- ---------------

SALES                                                           $   4,545,515   $   2,985,720  $   8,265,315   $   7,135,436

COST OF SALES                                                       3,694,590       2,364,563      6,659,476       5,862,303
                                                                -------------   -------------  -------------   -------------

GROSS PROFIT                                                          850,925         621,157      1,605,839       1,273,133


GENERAL AND ADMINISTRATIVE
EXPENSES - Schedule                                                   742,631         482,942      1,380,054       1,023,142

Foreign exchange loss                                                  30,507          28,607         33,883          29,292
                                                                -------------   -------------  -------------   -------------

Income from operations                                                 77,787         109,608        191,902         220,699
                                                                -------------   -------------  -------------   -------------


OTHER ITEMS
    Loss on disposal of capital assets                                     -          (41,582)            -          (41,582)
    Interest and other income                                             723           6,262          5,420          16,437
    Interest expense                                                  (43,014)        (17,701)       (52,863)        (17,794)
                                                                -------------   -------------  -------------   -------------

                                                                      (42,291)        (53,021)       (47,443)        (42,939)
                                                                -------------   -------------  -------------   -------------


Income before income taxes                                             35,496          56,587        144,459         177,760


Income taxes                                                           12,000         (15,000)       (13,000)        (60,000)
                                                                -------------   -------------  -------------   -------------


Net income for the period                                       $      47,496   $      41,587  $     131,459   $     117,760
=============================================================== =============== ============== =============== ===============


Basic earnings per share                                        $         0.05  $         0.04 $         0.13  $         0.11
=============================================================== =============== ============== =============== ===============


Diluted earnings per share                                      $         0.05  $         0.04 $         0.13  $         0.11
=============================================================== =============== ============== =============== ===============






The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

=============================================================== =============== ============== =============== ===============

                                                                 Three month    Three month    Six month       Six month
                                                                 period ended   period ended   period ended    period ended
                                                                 February 28,   February 29,   February 28,    February 29,
                                                                      2001           2000           2001            2000
--------------------------------------------------------------- --------------- -------------- --------------- ---------------


Bad debt (recovery)                                             $     (39,993)  $     (40,000) $     (33,313)  $     (40,000)


Consulting                                                                592              -           1,245              -


Depreciation and amortization                                          55,056          28,942         94,009          59,316


Insurance                                                              33,352          11,965         52,262          24,438


Office and miscellaneous                                               70,109          56,277        119,869         108,732


Professional fees                                                      43,480          39,580         54,749          77,719


Repairs and maintenance                                                11,032           8,694         20,230          23,361


Telephone and utilities                                                25,281          19,270         45,932          40,892


Travel, entertainment and advertising                                  46,408          38,992         81,069          76,747


Warehouse expenses and supplies                                        38,326          23,176         87,647          41,714


Wages and employee benefits                                           458,988         296,046        856,355         610,223
                                                                -------------   -------------  -------------   -------------


                                                                $     742,631   $     482,942  $   1,380,054   $   1,023,142
=============================================================== =============== ============== =============== ===============








The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

============================================================================================== ============== ===============

                                                                                                   Six month       Six month
                                                                                                period ended    period ended
                                                                                                February 28,    February 29,
                                                                                                        2001            2000
---------------------------------------------------------------------------------------------- -------------- ---------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                 $     131,459  $     117,760
    Items not involving an outlay of cash:
       Depreciation and amortization                                                                  94,009         59,316
       Loss on disposal of capital assets                                                                 -          41,582

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                                                    (61,410)       989,469
       Increase in inventory                                                                      (2,091,287)    (2,402,301)
       Increase in prepaid expenses                                                                 (122,681)       (72,006)
       Increase in bank indebtedness                                                               3,171,724      2,119,994
       Increase (decrease) in accounts payable and accrued liabilities                               580,938       (678,610)
                                                                                               -------------  -------------

    Net cash provided by operating activities                                                      1,702,752        175,204
                                                                                               -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Treasury shares acquired                                                                        (125,177)      (279,833)
                                                                                               -------------  -------------

    Net cash used in financing activities                                                           (125,177)      (279,833)
                                                                                               -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                                    (1,594,715)       (23,406)
                                                                                               -------------  -------------

    Net cash used in investing activities                                                         (1,594,715)       (23,406)
                                                                                               -------------  -------------


Increase (decrease) in cash and cash equivalents                                                     (17,140)      (128,035)


Cash and cash equivalents, beginning of period                                                       208,277        223,949
                                                                                               -------------  -------------


Cash and cash equivalents, end of period                                                       $     191,137  $      95,914
============================================================================================== ============== ===============

Supplemental disclosure with respect to cash flows (Note 11)





The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

=================================== ========================= ========================== =========== ============ ============


                                          Common Stock             Treasury Shares
                                                                                          Additional
                                        Number                    Number                  Paid-In    Retained
                                      of Shares       Amount    of Shares        Amount     Capital     Earnings        Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------


Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the year                      -            -            -            -            -       608,679      608,679
Shares cancelled                        (83,000)    (136,940)          -            -            -            -      (136,940)
Treasury shares acquired                     -            -        86,600      442,526           -            -      (442,526)
Treasury shares cancelled                    -            -       (83,000)    (429,283)          -            -       429,283
Premium relating to cancellation
    of share capital                         -            -            -            -            -      (292,343)    (292,343)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 2000              1,074,162  $ 1,795,157       65,500  $   332,642   $  582,247  $ 4,105,470  $ 6,150,232
                                    ============ ============ ============ ============= =========== ============ ============

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the period                    -            -            -            -            -       117,760      117,760
Shares cancelled                        (82,000)    (136,940)          -            -            -            -      (136,940)
Treasury shares acquired                     -            -        52,900      279,833           -            -      (279,833)
Treasury shares cancelled                    -            -       (82,000)    (429,284)          -            -       429,284
Premium relating to cancellation
    of share capital                         -            -            -            -            -      (292,344)    (292,344)
                                    -----------  -----------  -----------  -----------   ----------  -----------  ------------

Balance, February 29, 2000            1,075,162  $ 1,795,157       32,800  $   169,948   $  582,247  $ 3,614,550  $ 5,822,006
                                    ============ ============ ============ ============= =========== ============ ============

Balance August 31, 2000               1,075,162  $ 1,795,157       65,500  $   332,642   $  582,247  $ 4,105,470  $ 6,150,232

Net income for the period                    -            -            -            -            -       131,459      131,459
Treasury shares acquired                     -            -        28,500      125,177           -            -      (125,177)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, February 28, 2001            1,075,162  $ 1,795,157       94,000  $   457,819   $  582,247  $ 4,236,929  $ 6,156,514
=================================== ============ ============ ============ ============= =========== ============ ============















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001




1.      BUSINESS COMBINATION AND ACQUISITION

        The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

        During the three month period ended November 30, 2000, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsborough) for total proceeds of $1,530,762.

        The cost of the acquisition was allocated as follows:

           Land                                      $     456,713
           Buildings                                       782,781
           Warehouse equipment                             285,768
           Office equipment                                  5,500
                                                     -------------

                                                     $   1,530,762
                                                     =============

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


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Generally accepted accounting principles

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2000. The results of operations for the period ended February 28, 2001 are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001




2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


        Revenue recognition

        The Company recognizes revenue from the sales of building supply products, tools and processed agricultural seeds, when the products are shipped and the ultimate collection is reasonably assured.


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001




2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

        Financial instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, deposits, bank indebtedness and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

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

        The earnings per share data for the periods ended February 28, 2001 and February 29, 2000 is summarized as follows:

        ================================================= =============== ================ ================ ===============

                                                             Three Month      Three Month        Six Month       Six Month
                                                            Period Ended     Period Ended     Period Ended    Period Ended
                                                            February 28,     February 29,     February 28,    February 29,
                                                                    2001             2000             2001            2000
        ------------------------------------------------- --------------- ---------------- ---------------- ---------------
        Net income                                        $       47,496  $        41,587  $       131,459  $      117,760
                                                          ==============  ===============  ===============  ==============

        Basic earnings per share weighted
            average number of shares outstanding               1,000,050        1,055,255        1,000,050       1,055,255
        Effect of dilutive securities
            Stock options                                         31,592           28,880           31,592          28,880
                                                          --------------  ---------------  ---------------  --------------

        Diluted earnings per share weighted
            average number of shares outstanding               1,031,642        1,084,135        1,031,642       1,084,135
        ================================================= =============== ================ ================ ===============

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001




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


3.      CAPITAL ASSETS

        ====================================================================== =============== =============== ===============

                                                                                 February 28,    February 29,      August 31,
                                                                                         2001            2000            2000
        ---------------------------------------------------------------------- --------------- --------------- ---------------
        Office equipment                                                       $     195,093   $     181,703   $     185,422
        Warehouse equipment                                                          553,160         210,551         221,568
        Automotive equipment                                                              -           43,871              -
        Building                                                                   2,309,754       1,378,802       1,288,340
        Land                                                                         607,713         372,562         375,593
                                                                               -------------   -------------   -------------

                                                                                   3,665,720       2,187,489       2,070,923

        Accumulated depreciation                                                    (821,085)       (753,914)       (726,994)
                                                                               -------------   -------------   -------------

        Net book value                                                         $   2,844,635   $   1,433,575   $   1,343,929
        ====================================================================== =============== =============== ===============

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


4.      TRADEMARKS

        ====================================================================== =============== =============== ===============

                                                                                 February 28,    February 29,      August 31,
                                                                                         2001            2000            2000
        ---------------------------------------------------------------------- --------------- --------------- ---------------
        Trademarks                                                             $          -    $     283,914   $          -
        Accumulated amortization                                                          -         (118,474)             -
        Write-down of trademarks                                                          -         (165,440)             -
                                                                               -------------   -------------   ------------

        Net book value                                                         $          -    $          -    $          -
        ====================================================================== =============== =============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001




5.      DEFERRED INCOME TAXES

        Deferred income taxes of $122,200 (February 29, 2000 - $217,200; August 31, 2000 - $122,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.


6.      BANK INDEBTEDNESS

        ====================================================================== =============== =============== ===============

                                                                                 February 28,    February 29,      August 31,
                                                                                         2001            2000            2000
        ---------------------------------------------------------------------- --------------- --------------- ---------------
        Demand loan                                                            $   3,171,724   $   2,207,877   $          -
        ====================================================================== =============== =============== ===============

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

        At February 28, 2001, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

        ===================== ============ ============ ============== ================ ====================================

                                   Number                    Exercise
                                of Shares                       Price                   Expiry Date
        --------------------- ------------ ------------ -------------- ---------------- ------------------------------------
                                   70,000                   Cdn$ 4.25                   August 6, 2006
        ===================== ============ ============ ============== ================ ====================================

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001




9.     STOCK BASED COMPENSATION EXPENSE

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

        No new stock options were granted during the fiscal period ended February 28, 2001.


        Following is a summary of the status of the plan during 2001, 2000 and 1999:

       ======================================================================================= ============== ===============

                                                                                                                    Weighted
                                                                                                                     Average
                                                                                                      Number        Exercise
                                                                                                   of Shares           Price
       --------------------------------------------------------------------------------------- -------------- ---------------
       Outstanding at August 31, 1999                                                                 82,000      Cdn$  4.84

           Granted                                                                                        -
           Forfeited                                                                                      -
           Exercised                                                                                      -
                                                                                               ------------

       Outstanding at February 29, 2000 and August 31, 2000                                           82,000      Cdn$  4.84

           Granted                                                                                        -
           Forfeited                                                                                 (12,000)     Cdn$  4.84
           Exercised                                                                                      -
                                                                                               ------------

       Outstanding at February 28, 2001                                                               82,000      Cdn$  4.25
       ======================================================================================= ============== ===============

        Following is a summary of the status of options outstanding at February
        28, 2001:

        ======================================== ============================================ == ==============================

                                                             Outstanding Options                      Exercisable Options
                                                                                                 ------------------------------
                                                 -------------- -------------- --------------    -------------- ---------------

                                                                     Weighted
                                                                      Average       Weighted                          Weighted
                                                                    Remaining        Average                           Average
                                                                  Contractual       Exercise                          Exercise
        Exercise Price                                  Number           Life          Price            Number           Price
        ---------------------------------------- -------------- -------------- -------------- -- -------------- ---------------
        Cdn$4.25                                        70,000          4.26       Cdn$ 4.25            70,000      Cdn$ 4.25
        ======================================== ============== ============== ============== == ============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001



10.    CONTINGENT LIABILITIES AND COMMITMENTS

      a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at February 28, 2001, February 29, 2000 and August 31, 2000, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 7).

       b) At February 28, 2001, the Company had an un-utilized line-of-credit of approximately $4,500,000.



11.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ===================================================================== =============== ===============

                                                                                 February 28,    February 29,
                                                                                         2001            2000
         --------------------------------------------------------------------- --------------- ---------------
         Cash paid during the period for:
             Interest                                                          $      52,863   $      16,437
             Income taxes                                                                 -          441,157
         ===================================================================== =============== ===============

        Significant non-cash transactions for the six month period ended February 28, 2001:

            There were no significant non-cash transactions for the six month period ended February 28, 2001.

        Significant non-cash transactions for the six month period ended February 29, 2000:

            The Company cancelled 82,000 treasury shares repurchased at a price of $429,284 which had an original cost $136,940. The difference between the original cost and purchase price of $292,344 was applied against retained earnings as a premium relating to the cancellation of share capital.



12.      SEGMENTED INFORMATION

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001



12.      SEGMENTED INFORMATION (cont'd.....)

         Following is a summary of segmented information for the six month periods ended February 28, 2001:

         =================================================================== =============== ================

                                                                               February 28,     February 29,
                                                                                       2001             2000
         ------------------------------------------------------------------- --------------- ----------------
         Sales to unaffiliated customers:
             Building Materials:
                United States                                                $    6,885,023  $    6,558,181
                South Pacific                                                            -           44,372
             Industrial tools                                                       453,636         532,883
             Seeds                                                                  926,656              -
                                                                             --------------  -------------

                                                                             $    8,265,315  $    7,135,436
                                                                             =============== ================

         Income from operations:
             Building Materials:
                United States                                                $      213,110  $      267,437
                South Pacific                                                       (40,435)        (73,336)
             Industrial tools                                                        36,804          80,338
             Seeds                                                                   37,885              -
             General corporate                                                      (55,462)        (53,740)
                                                                             --------------  --------------

                                                                             $      191,902  $      220,699
                                                                             =============== ================

         Identifiable assets:
             Building Materials:
                United States                                                $    9,687,104  $    7,907,480
                South Pacific                                                       207,474         334,884
             Industrial tools                                                       117,608         146,479
             Seeds                                                                  566,059              -
             General corporate                                                      118,059         104,719
                                                                             --------------  --------------

                                                                             $   10,696,304  $    8,493,562
                                                                             =============== ================

         Depreciation and amortization:
             Building Materials:
                United States                                                $       77,337  $       57,657
                South Pacific                                                            -            1,110
             Industrial tools                                                           488             549
             Seeds                                                                   16,184              -
                                                                             --------------  -------------

                                                                             $       94,009  $       59,316
                                                                             =============== ================

         Capital expenditures:
             Building Materials:
                United States                                                $       63,953  $       23,406
                South Pacific                                                            -               -
             Seeds                                                                1,530,762              -
                                                                             --------------  -------------

                                                                             $    1,594,715  $       23,406
         =================================================================== =============== ================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2001



13.    CONCENTRATIONS OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. As of February 28, 2001 and August 31, 2000, substantially all of the Company's cash, including amounts representing outstanding cheques, are deposited with U.S. Bank and U.S. Bancorp Securities. During the normal course of business, the Company extends credit to customers conducting business in the home improvement industry.