Form 10-Q
period 2001-05-31
JEWETT CAMERON TRADING CO LTD
filed 2001-07-13
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2001. Common Stock, no par value 1,074,162 Shares.

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

Company operations were up during the third quarter of Fiscal 2001, ended May 31, 2001, as sales increased over the second quarter of Fiscal 2001, ended February 28, 2001. Gross sales decreased $2,726,941 during the third quarter of Fiscal 2001 as compared to the third quarter of Fiscal 2000. During the third quarter of Fiscal 2001, the Company experienced an increase in net income of $32,416 as compared to the third quarter of Fiscal 2000. The overall result was net income of $286,109 for the third quarter of Fiscal 2001 and net income for the first nine months of Fiscal 2001 of $417,568. These were increases of $32,416 and $46,115 respectively.

RESULTS OF OPERATIONS:


THREE MONTHS ENDED May 31, 2001 and 2000:

For the third quarter of the current fiscal year, ending May 31, 2001, sales decreased 26% to $7,572,756 compared to $10,299,697 for the same quarter of the previous year. The primary reason for the decrease in sales was the significant overall drop in lumber prices.

General and administrative expenses for the Company were $865,425 for the third quarter up from $655,001 for the third quarter of the previous year. The primary reasons for the increase of $200,424 are increases of $35,394 in depreciation and amortization; $14,778 in travel, entertainment and advertising; $182,868 in wages and employee benefits; $20,168 in insurance; $9,392 in telephone and utilities; and, $22,415 in warehouse expenses and supplies. Decreases; however, did occur in the categories of professional fees of $11,392 and repairs and maintenance of $5,583. The increase in corporate activity resulting from the addition of Jewett-Cameron Seed Company accounted for the rise in overall corporate expenses.

Net income for the quarter was $286,109. This represents an increase of 12% over the third quarter of last year when net income was $253,693. The increase in net income was due primarily to a decrease in the cost of sales of $2,661,781 and a decrease in income tax expense of $249,000 over the prior like period.

Earnings per share (fully diluted) were $0.28 for the third quarter of Fiscal 2001 compared to $0.23 for the third quarter of fiscal 2000 an increase of 20%.

NINE MONTHS ENDED May 31, 2001:

Sales for the first nine months of Fiscal 2001 decreased 9% to $15,838,071 compared to $17,435,133 in the same period last year.

Sales for Jewett-Cameron Lumber were $13,958,483 for the nine months ended May 31, 2001, down 15% compared to sales of $16,581,802 for the same period of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $716,219 for the nine months ended May 31, 2001 compared to $807,729 for the same period of last year, a decrease of $91,510.

Sales for Jewett-Cameron South Pacific in the Kingdom of Tonga were nil for the nine months ended May 31, 2001 compared to $45,602 for the same period of last year. The Company has almost completed winding down its operations in the Kingdom of Tonga.

Sales for Jewett-Cameron Seed Company were $1,163,369 for the nine months ended May 31, 2001. The Company entered the seed distribution business during the three months period ended November 30, 2000. During that period the Company acquired all of the assets, including land, buildings and equipment, of Agrobiotech Inc. for total proceeds of $1,530,762. On October 31, 2000, the Company incorporated Jewett-Cameron Seed Co. under the laws of Oregon. This subsidiary operates as a processor and distributor of agricultural seed products and the nine month period ended May 31, 2001 is the first nine month reporting period for the Company's seed sales.

General and administrative expenses for the Company were $2,245,479 for the nine month period up from $1,688,143 for the same period of last year. The primary reasons for the increase of $557,336 are increases of $70,087 in depreciation and amortization; $47,992 in insurance; $10,858 in office and miscellaneous; $14,432 in telephone and utilities; $19,100 in travel, entertainment and advertising; $68,348 in warehouse expenses and supplies; and, $429,000 in wages and employee benefits. All of these expense categories increased because of the addition of the Company's wholly owned subsidiary, Jewett-Cameron Seed Company. The expense categories of professional fees and repairs and maintenance decreased from the prior like nine month period by $43,076.

Net income for the first nine months of Fiscal 2001 was $417,568 which represents a 12% increase over the first nine months of last year when net income was $371,453. The increase in net income was due primarily to a decrease in income tax expense of $296,000.

Earnings per share (fully diluted) were $0.40 for the first nine months of Fiscal 2001 compared to $0.35 for the same period of fiscal 2000. Basic earnings per share were $0.42 for the first nine months of Fiscal 2001 compared to $0.36 for the same period of fiscal 2000, an increase of 16%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2001 the Company had working capital of $3,421,809 which represented a decrease of $867,985 as compared to the working capital of $4,289,794 as of May 31, 2000. The decrease in working capital was due to a decrease in cash and cash equivalents of $54,161 and an increase in bank indebtedness of $2,483,517. These factors were offset by increases in accounts receivable of $1,238,189; $393,768 in inventory; and, $72,306 in prepaid expenses. The increase in bank indebtedness, which accounted for the decrease in working capital, was a result of increased activity by the Company's wholly owned subsidiary, Jewett-Cameron Seed Company.

Accounts Receivable and Inventory represented 96% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include bank credit lines from the United States National Bank of Oregon and Key Bank. The total line of credit available from the United States National Bank of Oregon is $5 million of which there was an outstanding balance as of May 31, 2001 of $2,483,517. The total line of credit available from Key Bank is $1 million of which there was no outstanding balance. As of the end of Fiscal 2000 (August 31st) the Company had no outstanding balances at either financial institution and at the end of the third quarter of Fiscal 2000, the Company also had no outstanding balances at either institution.

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

 ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS:

The Company does not have any derivative financial instruments as of May 31, 2001. However, the Company is exposed to interest rate risk.

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

                           Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings - None
         Item 2.   Changes in Securities - None
         Item 3.   Default Upon Senior Securities - None
         Item 4.   Submission of Matters to a Vote of Securities Holders - None
         Item 5.   Other Information - None
         Item 6    Reports on Form 8-K - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Jewett-Cameron Trading Company Ltd.
                                                         (Registrant)


Dated: July 12, 2000                   /s/ DONALD M. BOONE
       ---------------                 -------------------
                                       Donald M. Boone, President/CEO/Director

                       JEWETT-CAMERON TRADING COMPANY LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                      (Unaudited - Prepared by Management)


                                  MAY 31, 2001

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

===============================================================================================

                                                                     May 31,        August 31,
                                                                      2001            2000
---------------------------------------------------------------- -------------   --------------


ASSETS


Current
    Cash and cash equivalents                                    $     154,116   $     208,277
    Accounts receivable                                              3,779,576       2,541,387
    Inventory                                                        3,016,343       2,622,575
    Prepaid expenses                                                    96,553          24,247
                                                                 -------------   -------------

    Total current assets                                             7,046,588       5,396,486

Capital assets (Note 3)                                              2,812,528       1,343,929

Deferred income taxes (Note 4)                                         122,200         122,200

Deposits                                                                74,745          74,745
                                                                 -------------   -------------

                                                                 $  10,056,061   $   6,937,360
================================================================ =============   =============

Continued.....
























The accompanying notes are an integral part of these consolidated financial statements.





JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

==============================================================================================



Cont'd.....

LIABILITIES AND STOCKHOLDERS' EQUITY


Current
    Bank indebtedness (Note 5)                                   $   2,483,517   $          -
    Accounts payable and accrued liabilities                         1,141,262         787,128
                                                                 -------------   -------------

    Total current liabilities                                        3,624,779         787,128
                                                                 -------------   -------------


Stockholders' equity
    Capital stock
       Authorized
          20,000,000  common shares, without par value
          10,000,000  preferred shares, without par value

       Issued
          1,074,162  common shares (August 31, 2000 - 1,074,162)     1,795,157       1,795,157

    Additional paid-in capital                                         582,247         582,247
    Retained earnings                                                4,523,038       4,105,470
                                                                 -------------   -------------

                                                                     6,900,442       6,482,874
    Less:  Treasury stock - 96,000 common shares
                           (August 31, 2000 - 65,500)                 (469,160)       (332,642)
                                                                 -------------   -------------

                                                                     6,431,282       6,150,232

                                                                 $  10,056,061   $   6,937,360
================================================================ =============   =============

Contingent liabilities and commitments (Note 9)














The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

=========================================================== ================ =============== ================ ================

                                                                Three Month      Three Month      Nine Month       Nine Month
                                                               Period Ended     Period Ended    Period Ended     Period Ended
                                                                    May 31,          May 31,         May 31,          May 31,
                                                                       2001            2000             2001             2000
----------------------------------------------------------- ---------------- --------------- ---------------- ----------------

SALES                                                       $     7,572,756  $   10,299,697  $    15,838,071  $    17,435,133

COST OF SALES                                                     6,393,014       9,054,795       13,052,490       14,917,098
                                                            ---------------  --------------  ---------------  ---------------

GROSS PROFIT                                                      1,179,742       1,244,902        2,785,581        2,518,035

GENERAL AND ADMINISTRATIVE
EXPENSES - Schedule                                                 865,425         665,001        2,245,479        1,688,143

Foreign exchange gain (loss)                                         11,764         (10,760)         (22,119)         (40,052)
                                                            ---------------  --------------  ---------------  ---------------

Income from operations                                              326,081         569,141          517,983          789,840
                                                            ---------------  --------------  ---------------  ---------------


OTHER ITEMS
    Loss on disposal of capital assets                                   -          (11,528)              -           (53,110)
    Interest and other income                                        14,154             789           19,574           17,226
    Interest expense                                                (54,126)        (55,709)        (106,989)         (73,503)
                                                            ---------------  --------------  ---------------  ---------------

                                                                    (39,972)        (66,448)         (87,415)        (109,387)
                                                            ---------------  --------------  ---------------  ---------------


Income before income taxes                                          286,109         502,693          430,568          680,453


Income tax (expense) recovery                                            -         (249,000)         (13,000)        (309,000)
                                                            ---------------  --------------  ---------------  ---------------


Net income for the period                                   $       286,109  $      253,693  $       417,568  $       371,453
=========================================================== ================ =============== ================ ================


Basic earnings per share                                    $         0.29   $         0.24  $         0.42   $         0.36
=========================================================== ================ =============== ================ ================


Diluted earnings per share                                  $         0.28   $         0.23  $         0.40   $         0.35
=========================================================== ================ =============== ================ ================







The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

======================================= ================ =============== ================ ================

                                            Three Month      Three Month      Nine Month       Nine Month
                                           Period Ended     Period Ended    Period Ended     Period Ended
                                                May 31,          May 31,         May 31,          May 31,
                                                   2001            2000             2001             2000
--------------------------------------- ---------------- --------------- ---------------- ----------------


Bad debt (recovery)                     $       (28,266) $       39,558  $       (61,579) $          (442)

Consulting                                          487              -             1,732               -

Depreciation and amortization                    66,361          30,967          160,370           90,283

Insurance                                        35,731          15,563           87,993           40,001

Office and miscellaneous                         59,653          59,932          179,522          168,664

Professional fees                                17,371          28,763           72,120          106,482

Repairs and maintenance                           8,257          13,840           28,487           37,201

Telephone and utilities                          30,185          20,793           76,117           61,685

Travel, entertainment and advertising            49,235          34,457          130,304          111,204

Warehouse expenses and supplies                  60,866          38,451          148,513           80,165

Wages and employee benefits                     565,545         382,677        1,421,900          992,900
                                        ---------------  --------------  ---------------  ---------------

                                        $       865,425  $      665,001  $     2,245,479  $     1,688,143
======================================= ================ =============== ================ ================



















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

=========================================================== ================ =============== ================ ================

                                                                Three Month      Three Month      Nine Month       Nine Month
                                                               Period Ended     Period Ended    Period Ended     Period Ended
                                                                    May 31,          May 31,         May 31,          May 31,
                                                                       2001            2000             2001             2000
----------------------------------------------------------- ---------------- --------------- ---------------- ----------------



CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $       286,109  $      253,693  $       417,568  $       371,453
 Items not involving an outlay of cash:
    Depreciation and amortization                                    66,361          30,967          160,370           90,283
    Loss on disposal of capital assets                                   -           11,528               -            53,110

 Changes in non-cash working capital items:
    Increase in accounts receivable                              (1,176,779)     (1,532,610)      (1,238,189)        (543,141)
    (Increase) decrease in inventory                              1,697,519       1,270,741         (393,768)      (1,131,560)
    (Increase) decrease in prepaid expenses                          50,375          37,077          (72,306)         (34,929)
    Increase (decrease) in bank indebtedness                       (688,207)       (207,826)       2,483,517        1,912,168
    Increase (decrease) in accounts payable
      and accrued liabilities                                      (226,804)        532,588          354,134         (146,022)
                                                            ---------------  --------------  ---------------  ---------------

 Net cash provided by operating activities                            8,574         396,158        1,711,326          571,362
                                                            ---------------  --------------  ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Treasury shares acquired                                           (11,341)        (93,967)        (136,518)        (373,800)
 Purchase of capital assets                                         (34,254)         (8,913)      (1,628,969)         (32,319)
 Deposits                                                                -             (400)              -              (400)
                                                            ---------------  --------------  ---------------  ---------------

 Net cash used in investing activities                              (45,595)       (103,280)      (1,765,487)        (406,519)
                                                            ---------------  --------------  ---------------  ---------------


Change in cash and cash equivalents                                 (37,021)        292,878          (54,161)         164,843


Cash and cash equivalents, beginning of period                      191,137          95,914          208,277          223,949
                                                            ---------------  --------------  ---------------  ---------------


Cash and cash equivalents, end of period                    $       154,116  $      388,792  $       154,116  $       388,792
=========================================================== ================ =============== ================ ================

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

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

=================================== ========================= ========================== =========== ============ ============


                                          Common Stock             Treasury Shares
                                    ------------------------- --------------------------  Additional
                                        Number                    Number                   Paid-In     Retained
                                      of Shares       Amount    of Shares        Amount    Capital     Earnings       Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------

Balance, August 31, 1999              1,157,162  $ 1,932,097       61,900  $   319,399   $  582,247  $ 3,789,134  $ 5,984,079

Net income for the year                      -            -            -            -            -       608,679      608,679
Shares cancelled                        (83,000)    (136,940)          -            -            -            -      (136,940)
Treasury shares acquired                     -            -        86,600      442,526           -            -      (442,526)
Treasury shares cancelled                    -            -       (83,000)    (429,283)          -            -       429,283
Premium relating to cancellation
    of share capital                         -            -            -            -            -      (292,343)    (292,343)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------


Balance, August 31, 2000              1,074,162    1,795,157       65,500      332,642      582,247    4,105,470    6,150,232

Net income for the period                    -            -            -            -            -       417,568      417,568
Treasury shares acquired                     -            -        30,500      136,518           -            -      (136,518)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------


Balance, May 31, 2001                 1,074,162  $ 1,795,157       96,000  $   469,160   $  582,247  $ 4,523,038  $ 6,431,282
=================================== ============ ============ ============ ============= =========== ============ ============


























The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



1.       BUSINESS COMBINATION AND ACQUISITION

         The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

         During the period, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsborough) for total proceeds of $1,530,762.

         The cost of the acquisition was allocated as follows:

                Land                                $       456,713
                Buildings                                   782,781
                Warehouse equipment                         285,768
                Office equipment                              5,500
                                                    ---------------

                                                    $     1,530,762
                                                    ===============

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Generally accepted accounting principles

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2000. The results of operations for the period ended May 31, 2001 are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



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


         Capital assets and depreciation

         Capital assets are recorded at cost and the Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

          Office equipment                             5-7 years
          Warehouse equipment                          2-10 years
          Buildings                                    5- 30 years


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



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


         The earnings per share data for the periods ended May 31 is summarized as follows:

         ================================================ =============== ================ ================ ===============

                                                             Three Month      Three Month       Nine Month      Nine Month
                                                            Period Ended     Period Ended     Period Ended    Period Ended
                                                                 May 31,          May 31,          May 31,         May 31,
                                                                    2001             2000             2001            2000
         ------------------------------------------------ --------------- ---------------- ---------------- ---------------
         Net income                                       $      286,109  $       253,693  $       417,568  $      371,453
                                                          ==============  ===============  ===============  ==============

         Basic earnings per share weighted
             average number of shares outstanding                998,506        1,042,362          998,506       1,042,362
         Effect of dilutive securities
             Stock options                                        33,673           28,880           33,673          28,880
                                                          --------------  ---------------  ---------------  --------------

         Diluted earnings per share weighted
             average number of shares outstanding              1,032,179        1,071,242        1,032,179       1,071,242
         ================================================ =============== ================ ================ ===============


         Employee stock option plan

         The Company accounts for its employee stock option plan using the intrinsic value method.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


         Accounting for derivative instruments and hedging activities

         In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 which is a significant amendment to SFAS 133. The adoption by the Company of these standards is not expected to have a material impact on its financial statements.


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



3.       CAPITAL ASSETS

         ====================================== =============== ===============

                                                       May 31,      August 31,
                                                          2001            2000
         -------------------------------------- --------------- ---------------

         Office equipment                       $     198,736   $     185,422
         Warehouse equipment                          583,451         221,568
         Buildings                                  2,310,074       1,288,340
         Land                                         607,713         375,593
                                                -------------   -------------

                                                    3,699,974       2,070,923
         Accumulated depreciation                    (887,446)       (726,994)
                                                -------------   -------------

         Net book value                         $   2,812,528   $   1,343,929
         ====================================== =============== ===============


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



4.       DEFERRED INCOME TAXES

         Deferred income taxes of $122,200 (August 31, 2000 - $122,200) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

5.       BANK INDEBTEDNESS

         ====================================== =============== ===============

                                                       May 31,      August 31,
                                                          2001            2000
         -------------------------------------- --------------- ---------------

         Demand loan                            $   2,483,517   $          -
         ====================================== =============== ===============

         The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the libor rate plus 225 basis points.

6.       STOCK OPTIONS

         Stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSE") and the Ontario Securities Commission.

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

         At May 31, 2001, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

         ============  ==============  ================

             Number        Exercise
           of Shares        Price      Expiry Date
         ------------  --------------  ----------------

              70,000       Cdn$ 4.25   August 6, 2006
         ============  ==============  ================

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



8.       STOCK BASED COMPENSATION EXPENSE

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. No stock based compensation has resulted from the use of this standard.

         No new stock options were granted during the fiscal periods ended May 31, 2001 and 2000.


         Following is a summary of the status of the plan during 2001 and 2000:

         =======================================================================

                                                                       Weighted
                                                                        Average
                                                             Number    Exercise
                                                          of Shares       Price
         ------------------------------------------------ ---------- -----------

         Outstanding at August 31, 1999                      82,000  Cdn$  4.34

             Granted                                             -
             Forfeited                                           -
             Exercised                                           -
                                                          --------

         Outstanding at May 31, 2000 and August 31, 2000     82,000  Cdn$  4.34

             Granted                                             -
             Forfeited                                      (12,000) Cdn$  4.34
             Exercised                                           -
                                                          --------

         Outstanding at May 31, 2001                         70,000  Cdn$  4.25
         ================================================ ========== ===========


         Following is a summary of the status of options outstanding at May 31, 2001:

         =======================================================================

                       Outstanding Options            Exercisable Options
                  -------------------------------    ---------------------

                              Weighted
                               Average  Weighted                 Weighted
                             Remaining   Average                  Average
                           Contractual  Exercise                 Exercise
Exercise Price     Number         Life     Price      Number        Price
----------------- -------- ------------ ---------    -------- ------------

Cdn$4.25           70,000        5.25   Cdn$ 4.25     70,000   Cdn$ 4.25
================= ======== ============ =========    ======== ============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



9.       CONTINGENT LIABILITIES AND COMMITMENTS

         a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at May 31, 2001, 129,200 of these shares were earned by the employees under this plan but remain in the trust (Note 7).

         b) At May 31, 2001, the Company had an un-utilized line-of-credit of approximately $3,500,000.




10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

         ======================================= =============== ===============

                                                        May 31,         May 31,
                                                           2001            2000
         --------------------------------------- --------------- ---------------

         Cash paid during the period for:
             Interest                            $     106,989   $      77,503
             Income taxes                                   -          577,857
         ======================================= =============== ===============

         There were no significant non-cash transactions for the nine month period ended May 31, 2001.

         Significant non-cash transactions for the nine month period ended May 31, 2000:

             The Company cancelled 83,000 treasury shares repurchased at a price of $429,283 which had an original cost $136,940. The difference between the original cost and purchase price of $292,343 was applied against retained earnings as a premium relating to the cancellation of share capital.




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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



11.      SEGMENTED INFORMATION (cont'd.....)

         Following is a summary of segmented information for the nine month periods ended May 31, 2001 and 2000:

         =====================================================================

                                                       May 31,          May 31,
                                                          2001             2000
         -------------------------------------- --------------- ----------------
         Sales to unaffiliated customers:
             Building Materials:
                United States                   $   13,958,483  $   16,581,802
                South Pacific                               -           45,602
             Industrial tools                          716,219         807,729
             Seeds                                   1,163,369              -
                                                --------------  -------------

                                                $   15,838,071  $   17,435,133
                                                =============== ================
         Income from operations:
             Building Materials:
                United States                   $      602,530  $      878,108
                South Pacific                          (31,247)       (133,369)
             Industrial tools                           60,405         121,301
             Seeds                                     (32,538)             -
             General corporate                         (81,167)        (76,200)
                                                --------------  --------------

                                                $      517,983  $      789,840
                                                =============== ================
         Identifiable assets:
             Building Materials:
                United States                   $    9,468,694  $    8,584,550
                South Pacific                               -          250,280
             Industrial tools                          119,922         126,919
             Seeds                                     348,330              -
             General corporate                         119,115         115,651
                                                --------------  --------------

                                                $   10,056,061  $    9,077,400
                                                =============== ================
         Depreciation and amortization:
             Building Materials:
                United States                   $      132,112  $       87,743
                South Pacific                               -            1,716
             Industrial tools                              650             824
             Seeds                                      27,608              -
                                                --------------  -------------

                                                $      160,370  $       90,283
                                                =============== ================
         Capital expenditures:
             Building Materials:
                United States                   $       69,453  $       32,319
                South Pacific                               -               -
             Seeds                                   1,559,516              -
                                                --------------  -------------

                                                $    1,628,969  $       32,319
         ====================================== =============== ================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)
MAY 31, 2001



12.      CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. As of May 31, 2001 and August 31, 2000, substantially all of the Company's cash, including amounts representing outstanding cheques, are deposited with U.S. Bank and U.S. Bancorp Securities. During the normal course of business, the Company extends credit to customers conducting business in the home improvement and wholesale seed industries.