Form 10-K
period 2001-08-31
JEWETT CAMERON TRADING CO LTD
filed 2001-11-28
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [not applicable]

                         Commission File Number: 0-19954

                       JEWETT-CAMERON TRADING COMPANY LTD.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


   British Columbia, Canada                            Not Applicable
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since May 16, 1992 and (2) has been subject to the above filing requirements for the
past 90 days.                                                   Yes xxx   No ___
                                                                   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB                                        [xx]

State the issuer's revenues for its most recent fiscal year:         $22,112,954
                                                                     -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the
past 60 days;                                          11/12/01: US$3,078,391.50
                                                                 ---------------

State the  number of  shares  outstanding  of each of the  issuer's  classes  of
common  equity,  as of the  latest practicable date; 11/12/01:         1,074,162
                                                                       ---------

                                  Page 1 of 27
                          Index to Exhibits on Page 26

                       Jewett-Cameron Trading Company Ltd.
                                    Form 10-K
                                TABLE OF CONTENTS

                                                             Page
                                     PART I

Item 1.  Description of Business..............................  3
Item 2.  Description of Property.............................  11
Item 3.  Legal Proceedings...................................  11
Item 4.  Submission of Matters to a Vote of Security Holders.  11


                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters........................   11
Item 6.  Selected Financial Data.............................  14
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation..................  14
Item 8.  Financial Statements and Supplemental Data..........  17
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.............  18


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.  18
Item 11.  Executive Compensation.............................  20
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management....................................  23
Item 13.  Certain Relationships and Related Transactions.....  24
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K............................  25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Company's wholly-owned subsidiary, Jewett-Cameron Seed Company ("JCSC") was incorporated in Oregon, USA in October 2000. This company was formed after the Company acquired certain assets of a company called Agrobiotech Inc. The assets acquired by the Company were located at 31345 N.W. Beach Road in Hillsboro, Oregon. The assets purchased by the Company consisted of thirteen plus acres of land; 105,000 square feet of buildings; rolling stock; and, equipment. This facility was utilized for seed and grain processing, storage and brokerage. JCSC now operates as a seed and grain processing, storage and brokerage business.

Financial Information About Business Segments

                                     United States Dollars
                                 Fiscal Years Ended August 31st
                                2001          2000          1999
                         -----------   -----------   -----------
SALES:
Building Materials:
  United States          $19,369,153   $23,336,751   $27,707,986
  South Pacific                             45,602       316,757
Industrial Tools:            919,169     1,111,833     1,077,530
Seed processing & sales    1,824,632
                         -----------   -----------   -----------
                         $22,112,954   $24,494,186   $29,102,273

INCOME (LOSS) FROM OPERATIONS:
Building Materials:
  United States           $  843,278    $1,250,539    $1,314,062
  South Pacific              ( 2,285)     (190,610)     (138,126)
Industrial Tools:            (23,981)      150,123       116,902
General Corporate:          (107,547)     ( 87,549)     (111,654)
Seed processing & sales       35,984
                         -----------   -----------   -----------
                            $745,359    $1,222,503    $1,181,184

IDENTIFIABLE ASSETS:
Building Materials:
  United States           $6,739,910    $6,456,978    $6,521,677
  South Pacific                            247,907       464,719
Industrial Tools:            101,409       116,753       117,549
General Corporate:            19,707       115,722       110,306
Seed processing & sales      815,699
                         -----------   -----------   -----------
                          $7,676,725    $6,937,360    $7,214,251

Narrative Description of Business
---------------------------------
The following material describes the business of each of the operating subsidiaries. The holding company and the operating subsidiaries employ a total of 50 people.

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

During Fiscal 2001/2000/1999, sales to home improvement centers represented about 87.6%/95.3%/95.2% of revenue; with export, industrial tools and seed processing and sales representing 12.4%/4.7%/4.8%, respectively. The Fiscal 2001 increase in the percent related to export, industrial tools and seed processing and sales is a result of the revenues from the first year of operations from Jewett-Cameron Seed Company.

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

Major Customers:
                                   Fiscal Years Ended August 31st
                                        2001      2000      1999
                                   -----------------------------
Lowes Companies                           8%       15%       28%
Fred Meyer Inc.                          40%       36%       20%
The Home Depot, Inc.                     31%       21%       20%
Homebase, Inc.                            3%       13%

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

JCLC's home improvement center market area consists of stores in Alaska, northern California, Oregon, and Washington being served out of the North Plains, Oregon warehouse, and Utah, Colorado, Idaho, Wyoming, Montana, and northern Nevada served out of the Ogden, Utah warehouse. Its home improvement sales of US$19 million represents less than 1% of the lumber category sales by the major home improvement center chains in this primary service area.

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

The pneumatic air tools, manufactured and sold under the name MSI-PRO, are of a light industrial application toward a low end price. MSI-PRO exclusively markets the MSI-PRO line.

The industrial clamps are newer to the Company. The line is high-quality and moderately priced and covers a wide variety of potential customers.

The products have been manufactured for MSI-PRO by several suppliers in Taiwan and South Korea. All products are covered by more than one supplier.

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

Over the past several years, the market has become more competitive in Tonga. In addition, a number of contractors and individual homebuilders have begun importing their own building materials and, due to favorable customs treatment, this method of purchasing materials has become a major source of competition to the established building material dealers. JCSP did not maintain its competitive position, sales declined dramatically during Fiscal 1997, Fiscal 1998, and Fiscal 1999 and the operation become unprofitable.

Further, during Fiscal 1998, the Tongan currency was devalued substantially in relationship to the United States Dollar; this resulted in a large currency translation loss being reported during Fiscal 1998. Also, the Company elected to write down a substantial number of debts during Fiscal 1998.

In Fiscal 1999 the Company made the decision to wind down its operations in Tonga. The Company has wound down its operations in Tonga by closing operations during Fiscal 2000 and as of August 31, 2001, the Company had no remaining interest in Tonga.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's executive offices are located at 32275 NW Hillcrest, North Plains, Oregon 97133. The Company purchased the five acres of land for $350,000 in January 1995 and finished construction for $850,000 of the 40,000 sq.ft. facility (6,000 sq.ft. of office space, 10,000 sq.ft. of manufacturing space, and 24,000 sq.ft. of warehouse space) in October 1995.

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

In October 2000, the Company purchased all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762. The Company operates its wholly owned subsidiary, Jewett-Cameron Seed Company out of this facility.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

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

On 11/13/01, the shareholders' list for the Registrant's common shares showed 27 registered shareholders and 1,074,162 shares outstanding, including 22 registered holders in the United States holding 1,003,030 shares.

As of 11/13/01, the Registrant estimates that there are 190 "holders of record" of its common stock resident in the United States holding the above referenced 1,003,030 shares.

As of 11/13/01, the Registrant estimates there are over 350 total beneficial shareholders of its common stock.

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

Table No. 1 lists the volume of trading and high, low and closing sales prices on the NASDAQ Small Capital stock exchange for the Registrant's common shares for the last eight fiscal quarters. The price was US$6.75 on 11/13/01.

                                   Table No. 1
                       NASDAQ Small Capital Stock Exchange
                         Common Shares Trading Activity

  Fiscal                                      - Sales -
 Quarter                                     US Dollars
   Ended                    Volume      High     Low     Closing
--------                    -------    -----   -----     -------
 8/31/01                     27,400    $6.73   $6.01       $6.73
 5/31/01                     22,500     6.45    5.31        6.01
 2/28/01                     41,100     6.69    4.81        5.75
11/30/00                     64.200     5.12    4.50        4.81

 8/31/00                     39,200    $5.50   $4.50       $5.50
 5/31/00                     20,900     4.93    4.00        4.50
 2/29/00                    118,700     5.19    4.00        4.78
11/30/99                     63,284     5.50    4.88        5.48


The Registrant's common shares also trade on the Toronto Stock Exchange in Toronto, Ontario, Canada, having the trading symbol "JCT". The common stock commenced public trading on the Toronto Stock Exchange in February 1994, following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the Toronto Stock Exchange for the Registrant's common shares for the last eight fiscal quarters. The price was CDN$10.75 on 11/13/01.

                         Table No. 2
                   Toronto Stock Exchange
                 Common Shares Trading Activity

  Fiscal                                        - Sales -
 Quarter                                    Canadian Dollars
   Ended                    Volume      High     Low     Closing
--------                    -------    -----   -----     -------
 8/31/01                     10,020   $10.00   $9.26      $10.00
 5/31/01                      7,140     9.45    8.50        9.34
 2/28/01                     10,000     9.24    7.50        9.24
11/30/00                     22,381     8.10    7.50        7.50

 8/31/00                     17,000    $8.00   $6.45       $7.70
 5/31/00                     24,132     7.00    6.45        6.45
 2/29/00                     42,950     7.55    6.10        7.50
11/30/99                     32,970     8.10    7.35        7.55

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

ITEM NO. 6.  SELECTED FINANCIAL DATA
------------------------------------
The selected financial data in Table No. 3 for Fiscal 2001/2000/1999 ended August 31st was derived from the financial statements of the Company which were audited by Davidson & Company, independent Chartered Accountants, as indicated in their report which is included elsewhere in this Annual Report. The selected financial data for Fiscal 1998/1997 was derived from audited financial statements of the Company, not included herein.

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

                                   Table No. 3
                             Selected Financial Data
                        ($ in 000, expect per share data)

                             Year    Year      Year     Year    Year
                            Ended   Ended     Ended    Ended   Ended
                          8/31/01  8/31/00  8/31/99  8/31/98  8/31/97
                          -------------------------------------------
Revenue                   $22,113  $24,494  $29,102  $26,179  $28,848
Gross Profit               $4,287   $3,866   $4,288   $3,392   $3,374
Net Income                   $712     $609     $593     $102     $495
Earnings per Share:         $0.72    $0.60    $0.52    $0.09    $0.43
Fully Diluted EPS:          $0.70    $0.58    $0.51    $0.08    $0.41

Dividends Per Share         $0.00    $0.00    $0.00    $0.00    $0.00
Basic Avg Shares(000)         989    1,021    1,132    1,148    1,159
Diluted Avg Shares(000)     1,023    1,054    1,167    1,236    1,335

Working Capital             $3666    $4609    $4181    $3650    $4240
Long-Term Debt                 $0       $0       $0       $0     $580
Shareholders' Equity        $6694    $6150    $5984    $5717    $5682
Total Assets                $7677    $6937    $7214    $7220    $9441


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATION
         ----------------------------------
The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended 8/31/01, 8/31/00 and 8/31/99 should be read in conjunction with the financial statements of the Company and related notes included therein.

All references to common shares refer to the Company's Common Shares without Par Value unless otherwise indicated.

Results of Operations.
----------------------
Sales decreased 9.7% to $22,112,954 in Fiscal 2001, down from $24,494,186 in Fiscal 2000 and $29,102,273 in Fiscal 1999.

Gross profit increased 11% to $4,287,404 from $3,866,372 in Fiscal 2000 and $4,288,024 in Fiscal 1999.

General and Administrative Expenses increased 40.5% to $3,464,928 in Fiscal 2001 from $2,465,394 in Fiscal 2000 and $2,895,790 in Fiscal 1999. The significant increase in general and administrative expenses was due almost entirely to the addition of the new business, Jewett-Cameron Seed Company, a wholly-owned subsidiary of the Company. Specific increases in expenses attributable to Jewett-Cameron Seed Company were: warehouse expenses and supplies of $123,177; wages and employee benefits of $572,430; telephone and utilities of $28,911; office and miscellaneous of $63,478; insurance of $48,993; and, depreciation of $94,747.

Other Items were ($110,198) in Fiscal 2001 compared with ($66,824) in Fiscal 2000 and ($56,675) in Fiscal 1999. In all three years the bulk of the "other items" consisted of interest expense.

Net Income rose to $712,196 in Fiscal 2001 from $608,679 in Fiscal 2000 and $592,509 in Fiscal 1999.

Basic EPS was $0.72 in Fiscal 2001 versus $0.60 in Fiscal 2000 and $0.52 in Fiscal 1999.

Fully Diluted EPS were $0.70 in Fiscal 2001 versus $0.58 in Fiscal 2000 and $0.51 in Fiscal 1999.


Jewett-Cameron Lumber Company
-----------------------------
JCLC posted a 17% decrease in sales to $19.4 million in Fiscal 2001 as a result of continuing low prices in the lumber market and the discontinuing of northwest operations in the area of home improvement products by Homebase, Inc. which in the prior fiscal year (Fiscal 2000) accounted for 13% of the Company's sales.

JCLC's income from operations decreased 32% in Fiscal 2001 to $843,278 compared with $1,250,539 in Fiscal 2000 and $1,314,062 in Fiscal 1999. The causes of the decrease are a combination of lower lumber prices and the discontinuing of northwest operations in the area of home improvement products by Homebase, Inc.

MSI-PRO Co.
-----------
The Fiscal 1997 renaming of the industrial tools under the "MSI-PRO" label has continued to provide a better product identity and a more efficient use of marketing dollars. Sales decreased in Fiscal 2001 to $919,169 following a marginal increase in Fiscal

2000 when the Company decided to focus upon more profitable products.

Jewett-Cameron South Pacific
----------------------------
The Company completed the winding down of its operations in Tonga during Fiscal 2001 and as of fiscal year end, August 31, Jewett-Cameron South Pacific was no longer in existence.

Jewett-Cameron Seed Company
---------------------------
Fiscal 2001 was the first year of operations for Jewett-Cameron Seed Company which was incorporated as a wholly owned subsidiary of the Company in October 2000. At the end of Fiscal 2001, sales from Jewett-Cameron Seed Company were $1,824,632 and income from operations was $35,894. Management had previously forecast a loss of approximately $300,000 for Jewett-Cameron Seed Company for its first year of operations; however, because of an effective marketing campaign and efficient operations the projected loss was not realized.

Liquidity and Capital Resources
-------------------------------

Cash flows from Fiscal 2001 Operating Activities totaled $1,607,011, including the $712,196 Net Income. Material adjust-ments included $220,070 of amortization/depreciation; a gain of($85,100) in deferred income taxes; a $676,396 decrease in accounts receivable; a $222,548 decrease in inventory; an increase in prepaid expenses of ($36,862); and, a decrease of ($102,237) in accounts payable and accrued liabilities.

Cash Flows from Fiscal 2001 Investing Activities totaled ($1,622,072), consisting almost exclusively of the purchase of the capital assets from Agro Biotech in the early part of the fiscal year.

Cash Flows from 2001 Financing Activities included an increase in bank indebtedness of $297,960 and Treasury shares acquired in the amount of($168,554).

Cash Flows from Fiscal 2000 Operating Activities totaled ($560,034), including the $608,679 Net Income. Material adjustments included depreciation and amortization of $125,323; a foreign exchange loss of $55,357; deferred income taxes of $95,000; a loss on the disposal of capital assets of $73,118; an increase in accounts receivable of ($90,838); a decrease in inventory of $44,260; a decrease in prepaid expenses of $4,296; and a decrease of ($355,161) in accounts payable and accrued liabilities.

Cash Flows from Fiscal 2000 Investing Activities totaled ($45,297). This consisted of two items: ($400) in deposits and ($44,897) used in the purchase of capital assets.

Cash Flows from Fiscal 2000 Financing Activities totaled ($530,409) including: a decrease in bank indebtedness of ($87,883) and, ($442,526) used to acquire treasury shares.

Working capital was $3,665,898 at 8/31/01 compared with $4,609,358 at 8/31/00.
Major working capital changes during Fiscal 2001 were an increase in cash of $114,345; a decrease in accounts receivable of $676,396; a decrease in inventory of $222,548; and an increase in current liabilities of 195,723 consisting primarily of bank indebtedness..

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

Audited Financial Statements:
-----------------------------
Fiscal 2001 Ended August 31st
-----------------------------

Independent Auditor's Report, dated 10/19/01

Consolidated Balance Sheets at 8/31/01 and 8/31/00

Consolidated Statements of Operations for the fiscal years ended 8/31/01, 8/31/00 and 8/31/99

Schedule of Consolidated General and Administrative Expenses for the fiscal years ended 8/31/01, 8/31/00 and 8/31/99

Consolidated Statements of Cash Flows for the fiscal years ended 8/31/01, 8/31/00 and 8/31/99

Consolidated Statements of Changes in Shareholders' Equity for the fiscal year ended 8/31/01

Notes to The Consolidated Financial Statements

Independent Auditor's Report dated October 19, 2001

Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------
Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
Table No. 4 lists as of 11/14/01 the names of the Directors of the Registrant. The Directors have served in their respective capacities since their election at the 1/12/01 Annual Meeting of Shareholders and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Registrant.

                                   Table No. 4
                                    Directors

                                               Year First Elected
Name                                    Age          or Appointed
---------------------------             ---    ------------------
Donald M. Boone (3)                      61             July 1987
Jeffery J. Lowe (1)(2)                   44         February 1995
James R. Schjelderup (1)(2)              47             July 1987
Stephanie Rink (1)(2)                    43             July 2000

(1)  Member of Audit Committee.
(2)  Resident of Canada.
(3)  Resident of Oregon, USA.

Table No. 5 lists, as of 11/14/01, the names of the Executive Officers and certain significant employees of the Registrant. The Executive Officers serve at the pleasure of the Board of Directors. All Executive Officers are residents/citizens of the United States and spend full-time on the affairs of the Registrant.

                                   Table No. 5
                               Executive Officers

Name               Position                        Board Approval
-----------------  -------------------             --------------
Donald M. Boone    President/Treasurer                       1987
Michael C. Nasser  Corporate Secretary                       1987

Business Experience
-------------------
Donald M. Boone has over thirty-seven years in sales and corporate management, including twenty-seven years affiliated with companies in the forest products industry.

Jeffery J. Lowe has been a corporate, commercial and securities attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada since 1983.

Michael C. Nasser has over thirty-two years experience in sales and corporate management, including twenty-eight years affiliated with companies in the forest products industry.

James R. Schjelderup has many years experience in computers and corporate management. He has been an independent computer consultant in the Vancouver, British Columbia, Canada area since 1988.

Stephanie Rink has over sixteen years experience in consulting to the management of businesses in the field of personal growth. She has been an independent consultant in the Vancouver, British Columbia, Canada area since 1985 and she travels throughout North America and Europe presenting seminars in personal growth and personal development.

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

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2002 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per Executive Officer.

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

Cash Compensation
-----------------
Table No. 6 details compensation paid during Fiscal 2001 Ended 8/31/01 to the Chief Executive Officer and the only other Executive Officer, to the extent he was compensated in excess of $100,000. Aggregate compensation to all Directors and Executive Officers during Fiscal 2000 was $209,750.

                                   Table No. 6
                           Summary Compensation Table

Name and                               Annual Compensation
                                --------------------------------         All
Principal              Fiscal                       Other Annual         Other
Position                 Year     Salary   Bonus    Compensation  Compensation
--------------------   ------   --------   -------  ------------  ------------
Donald M. Boone, CEO     2001    $36,000   $30,000            $0            $0
                         2000    $36,000         0             0             0
                         1999    $36,000   $30,000             0             0
                         1998    $36,000         0             0             0

Michael C. Nasser        2001   $143,750   $     0            $0            $0
Corporate Secretary      2000   $120,000    45,728             0             0
                         1999    120,000    78,675             0             0
                         1998    120,000    39,750             0             0


Employee Stock Ownership Plan
-----------------------------
The Company sponsors an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company accounts for its ESOP in accordance with SOP-93-6 (Employers' Accounting for Employee Stock Ownership Plans). Th Company records compensation expense equal to the market price of the shares acquired on the open market. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP compensation expense was $82,530, $79,141 and $90,170 for 2001, 2000 and 1999, respectively. The ESOP shares allocated as of August 31, 2001 were 131,000 and as of August 31, 2000, the ESOP shares allocated were 118,000.

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

The names and titles of the Directors and Executive Officers of the Registrant to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 7 as of 11/14/01, as well as the number of options granted to Directors and all employees as a group.

                                   Table No. 7
                            Stock Options Outstanding

                           Number of Shares of   CDN$
                                        Common   Exer. Expiration
Name                                     Stock   Price       Date
------------------------------------ ---------   ----- ----------
Donald M. Boone                         35,000   $4.25  8/06/2006
Michael C. Nasser                       35,000    4.25  8/06/2006
Jeffrey Lowe                             4,000    8.25 12/31/2001
James Schjelderup                        4,000    8.25 12/31/2001
Total Officers/Directors (4 persons)    78,000
Total Employees/consultants                  0
Total Officers/Directors/Employees      78,000

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

Table No. 8 lists as of 11/14/01 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

                                   Table No. 8
                Shareholdings of Directors and Executive Officers

Title                                 Amount and Nature   Percent
 of                                       of Beneficial        of
Class   Name of Beneficial Owner (1)          Ownership   Class #
------------------------------------  -----------------   -------
Common  Donald M. Boone (2)                     299,190     26.9%
Common  Michael C. Nasser (3)                   157,304     14.2%
        Total                                   456,494     41.1%

(1) Addresses: c/o Jewett-Cameron Trading Company Ltd.
                   32275 NW Hillcrest, North Plains, Oregon  97133

(2) 35,000 represent currently exercisable stock options.
(3) 35,000 represent currently exercisable stock options.

# Based on 1,074,162 shares outstanding as of 11/14/01 and currently exercisable stock option owned by each beneficial stockholder.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
--------------------------------------------------
          AND REPORTS ON FORM 8-K
          -----------------------

(A) Financial Statements and Schedules:
---------------------------------------
    Independent Auditor's Report, dated 10/19/01

    Consolidated Balance Sheets at 8/31/01 and 8/31/00

    Consolidated Statements of Operations
    for the fiscal years ended 8/31/01, 8/31/00 and 8/31/99

    Schedule of Consolidated General and Administrative Expenses for the fiscal years ended 8/31/01, 8/31/00 and 8/31/99

    Consolidated Statements of Cash Flows
     for the fiscal years ended 8/31/01, 8/31/00 and 8/31/99

    Consolidated Statements of Changes in Shareholders' Equity for the fiscal year ended 8/31/01

    Notes to The Consolidated Financial Statements

    Independent Auditors' Report, dated 10/19/01

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

Date: November 17, 2001

By: /s/ Donald M. Boone
    --------------------------------------------------
    Donald M. Boone, President/CFO/Controller/Director




Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: November 17, 2001

By: /s/ Donald M. Boone
    --------------------------------------------------
    Donald M. Boone, President/CFO/Controller/Director



Date: November 17, 2001

By: /s/ Michael C. Nasser
    --------------------------------------
    Michael C. Nasser, Corporate Secretary

                       JEWETT-CAMERON TRADING COMPANY LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)


                                 AUGUST 31, 2001

                          INDEPENDENT AUDITORS' REPORT





To the Stockholders and Directors of
Jewett-Cameron Trading Company Ltd.


We have audited the consolidated balance sheets of Jewett-Cameron Trading Company Ltd. as at August 31, 2001 and 2000 and the consolidated statements of operations, general and administrative expenses, stockholders' equity and cash flows for the years ended August 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at August 31, 2001 and 2000 and the results of its operations and cash flows for the years ended August 31, 2001, 2000 and 1999, expressed in U.S. dollars, in accordance with generally accepted accounting principles in the United States. As required by the Company Act of British Columbia we report that, in our opinion, these principles have been applied on a consistent basis.




/s/DAVIDSON & COMPANY

DAVIDSON & COMPANY

Vancouver, Canada                                          Chartered Accountants

October 19, 2001

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS AT AUGUST 31

=====================================================================================================

                                                                                2001           2000
----------------------------------------------------------------------- -------------- --------------
ASSETS

Current
    Cash and cash equivalents                                           $    322,622   $    208,277
    Accounts receivable, net of allowance of $315,000 (2000 - $250,000)    1,864,991      2,541,387
    Inventory (Note 4)                                                     2,400,027      2,622,575
    Prepaid expenses                                                          61,109         24,247
                                                                        ------------   ------------

    Total current assets                                                   4,648,749      5,396,486

Capital assets (Note 5)                                                    2,820,676      1,343,929
Deferred income taxes (Note 6)                                               207,300        122,200
Deposits                                                                          -          74,745
                                                                        ------------   ------------

Total assets                                                            $  7,676,725   $  6,937,360
======================================================================= ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness (Note 7)                                          $    297,960   $         -
    Accounts payable and accrued liabilities                                 684,891        787,128
                                                                        ------------   ------------

    Total current liabilities                                                982,851        787,128
                                                                        ------------   ------------

Stockholders' equity
    Capital stock (Note 8)
       Authorized
            20,000,000  Common shares, without par value
            10,000,000  Preferred shares, without par value
       Issued
              1,074,162 Common shares (2000 - 1,074,162)                   1,795,157      1,795,157
    Additional paid-in capital                                               582,247        582,247
    Retained earnings                                                      4,817,666      4,105,470
                                                                        ------------   ------------

                                                                           7,195,070      6,482,874
    Less:  Treasury stock - 97,000 common shares (2000 - 65,500)            (501,196)      (332,642)
                                                                        ------------   ------------

    Total stockholders' equity                                             6,693,874      6,150,232
                                                                        ------------   ------------

Total liabilities and stockholders' equity                              $  7,676,725   $  6,937,360
======================================================================= ============   ============

Contingent liabilities and commitments (Note 11)


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

=================================================================================================

                                                            2001            2000             1999
-------------------------------------------------- ------------- --------------- ----------------


SALES                                              $ 22,112,954  $ 24,494,186    $  29,102,273

COST OF SALES                                        17,880,550    20,627,814       24,814,249
                                                   ------------  ------------    -------------

GROSS PROFIT                                          4,232,404     3,866,372        4,288,024
                                                   ------------  ------------    -------------

OPERATING COSTS
    General and administrative expenses - Schedule    3,464,928     2,465,394        2,895,790
    Foreign exchange loss                                22,117        55,357              532
    Loss on disposal of capital assets                       -             -            45,078
    Write-down of trademarks                                 -             -           165,440
    Write-down of capital assets                             -         73,118               -
    Litigation settlement                                    -        150,000               -
                                                   ------------  ------------    ------------

                                                      3,487,045     2,743,869        3,106,840
                                                   ------------  ------------    -------------

Income from operations                                  745,359     1,122,503        1,181,184
                                                   ------------  ------------    -------------

OTHER ITEMS
    Interest and other income                            14,002        28,640           37,026
    Interest expense                                   (124,200)      (95,464)         (93,701)
                                                   ------------  ------------    -------------

                                                       (110,198)      (66,824)         (56,675)
                                                   ------------  ------------    -------------

Income before income taxes                              635,161     1,055,679        1,124,509
                                                   ------------  ------------    -------------

Income taxes (Note 6)
    Current                                               8,065       352,000           546,00
    Deferred                                            (85,100)       95,000          (14,000)
                                                   ------------  ------------    -------------

                                                        (77,035)      447,000          532,000
                                                   ------------  ------------    -------------

Net income for the year                            $    712,196  $    608,679    $     592,509
================================================== ============  ============    =============


Basic earnings per share                           $       0.72  $       0.60    $        0.52
================================================== ============  ============    =============


Diluted earnings per share                         $       0.70  $       0.58    $        0.51
================================================== ============  ============    =============






The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
SCHEDULE OF CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

==============================================================================

                                               2001         2000         1999
--------------------------------------- ------------ ------------ ------------



Bad debt expense                        $    68,698  $    15,542  $   196,923
Depreciation and amortization               220,070      125,323      170,435
Insurance                                   122,620       73,627       55,398
Office and miscellaneous                    253,914      190,436      242,558
Professional fees                            98,020      116,278      161,500
Rent                                          5,804           -            -
Repairs and maintenance                      43,599       53,341       36,937
Telephone and utilities                     107,069       78,158       90,320
Travel, entertainment and advertising       189,297      152,459      167,929
Wages and employee benefits               2,129,468    1,557,038    1,689,362
Warehouse expenses and supplies             226,369      103,192       84,428
                                        -----------  -----------  -----------

                                        $ 3,464,928  $ 2,465,394  $ 2,895,790
======================================= ============ ============ ============
































The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

============================================================================ ================ =============== ================

                                                                                        2001            2000             1999
---------------------------------------------------------------------------- ---------------- --------------- ----------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Net income for the year                                                  $      712,196   $      608,679  $      592,509
    Items not involving an outlay of cash:
       Depreciation and amortization                                                220,070          125,323         170,435
       Foreign exchange (gain) loss                                                      -            55,357              -
       Deferred income taxes                                                        (85,100)          95,000         (14,000)
       Loss on disposal of capital assets                                                -            73,118          45,078
       Write-down of trademarks                                                          -                -          165,440

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                                   676,396          (90,838)       (486,042)
       Decrease in inventory                                                        222,548           44,260         381,968
       (Increase) decrease in prepaid expenses                                      (36,862)           4,296          17,210
       Increase (decrease) in accounts payable and accrued liabilities             (102,237)        (355,161)        406,026
                                                                             --------------   --------------  --------------

    Net cash provided by operating activities                                     1,607,011          560,034         599,186
                                                                             --------------   --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in bank indebtedness                                        297,960          (87,883)       (679,438)
    Capital stock issued                                                                 -                -           11,044
    Treasury shares acquired                                                       (168,554)        (442,526)       (336,123)
                                                                             --------------   --------------  --------------

    Net cash provided by (used in) financing activities                             129,406         (530,409)       (325,079)
                                                                             --------------   --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deposits                                                                         74,745             (400)             -
    Purchase of capital assets                                                   (1,696,817)         (44,897)       (112,411)
    Proceeds on disposal of capital assets                                               -                -            9,324
                                                                             --------------   --------------  --------------

    Net cash used in investing activities                                        (1,622,072)         (45,297)       (103,087)
                                                                             --------------   --------------  --------------


Change in cash and cash equivalents                                                 114,345          (15,672)        171,020


Cash and cash equivalents, beginning of year                                        208,277          223,949          52,929
                                                                             --------------   --------------  --------------


Cash and cash equivalents, end of year                                       $      322,622   $      208,277  $      223,949
============================================================================ ================ =============== ================


Supplemental disclosures with respect to cash flows (Note 14)



The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
YEAR ENDED AUGUST 31

==============================================================================================================================


                                          Common Stock             Treasury Shares
                                    ------------------------- --------------------------  Additional
                                        Number                    Number                   Paid-In     Retained
                                      of Shares       Amount    of Shares        Amount    Capital     Earnings       Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------


Balance, August 31, 1998              1,176,762  $ 1,960,368       20,600  $   117,630   $  582,247  $ 3,291,664  $ 5,716,649

Net income for the year                    -            -            -            -            -         592,509      592,509
Stock options exercised                   4,000       11,044         -            -            -            -          11,044
Shares cancelled                        (23,600)     (39,315)        -            -            -            -         (39,315)
Treasury shares acquired                   -            -          64,900      336,123         -            -        (336,123)
Treasury shares cancelled                  -            -         (23,600)    (134,354)        -            -         134,354
Premium relating to cancellation
    of share capital                         -            -            -            -            -       (95,039)     (95,039)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 1999              1,157,162    1,932,097       61,900      319,399      582,247    3,789,134    5,984,079

Net income for the year                      -            -            -            -            -       608,679      608,679
Shares cancelled                        (83,000)    (136,940)          -            -            -            -      (136,940)
Treasury shares acquired                     -            -        86,600      442,526           -            -      (442,526)
Treasury shares cancelled                    -            -       (83,000)    (429,283)          -            -       429,283
Premium relating to cancellation
    of share capital                         -            -            -            -            -      (292,343)    (292,343)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 2000              1,074,162    1,795,157       65,500      332,642      582,247    4,105,470    6,150,232

Net income for the year                      -            -            -            -            -       712,196      712,196
Treasury shares acquired                     -            -        31,500      168,554           -            -      (168,554)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 2001              1,074,162  $ 1,795,157       97,000  $   501,196   $  582,247  $ 4,817,666  $ 6,693,874
=================================== ============ ============ ============ ============= =========== ============ ============



















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



1.       NATURE OF OPERATIONS

         The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

         The Company through its subsidiaries operates out of facilities located in North Plains, Oregon and Ogden, Utah. The Company operates as a wholesaler of lumber and building materials to home improvement centres located primarily in the Pacific and Rocky Mountain regions of the United States, as an importer and distributor of pneumatic air tools and industrial clamps throughout the United States, and as a processor and distributor of agricultural seeds in the United States.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Generally accepted accounting principles

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, which are not materially different from generally accepted accounting principles utilized in Canada.

         Principles of consolidation

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Jewett-Cameron Lumber Corporation, Jewett-Cameron Seed Co. and MSI-PRO Co., all of which are incorporated under the laws of Oregon, U.S.A. and Jewett-Cameron South Pacific Ltd., which is incorporated under the laws of Tonga.

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

         Revenue recognition

         The Company recognizes revenue from the sales of building supply products and tools, when the products are shipped and the ultimate collection is reasonably assured. Revenue from the Company's seed operations is generated by the provision of seed processing, handling and storage services provided to seed growers, and by the sales of seed products. Revenue from the provision of these services and products is recognized when the services have been performed and products sold and collection of the amounts is reasonably assured.

         Currency

         These financial statements are expressed in U.S. dollars as the Company's operations are based predominately in the United States. Any amounts expressed in Canadian dollars are indicated as such.

         Cash and cash equivalents

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         Inventory

         Inventory is recorded at the lower of cost, based on the average cost method and net realizable value.

         Capital assets and depreciation

         Capital assets are recorded at cost and the Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

             Office equipment                      5-7 years
             Warehouse equipment                   2-10 years
             Buildings                             5-30 years

         Foreign exchange

         The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency translations are also included in current results of operations.

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

         The earnings per share data for the years ended August 31 is summarized as follows:

         ==================================================== =============== =============== ===============

                                                                        2001            2000            1999
         ---------------------------------------------------- --------------- --------------- ---------------
         Net income                                           $     712,196   $     608,679   $     592,509
         ==================================================== =============== =============== ===============

         Basic earnings per share weighted average number
             of shares outstanding                                  988,681       1,020,726       1,131,627
         Effect of dilutive securities
             Stock options                                           34,740          33,344          34,948
                                                              -------------   -------------   -------------

         Diluted earnings per share weighted average number
             of shares outstanding                                1,023,421       1,054,070       1,166,575
         ==================================================== =============== =============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Earnings per share (cont'd...)

         Options to purchase 35,260, 48,656, 47,052, shares were outstanding at August 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common share, and therefore the effect would be anti-dilutive.


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


         Financial instruments

         The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:


         Bank indebtedness

         The carry amount approximates fair value due to the short-term nature of the obligation.


         Cash and short-term investments

         The carrying amount approximates fair value because of the short maturity of those instruments.


         Accounts receivable

         The carrying value of accounts receivable approximates fair value due to the short-term nature and historical collectability.


         Accounts payable

         The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         Financial instruments (cont'd...)

         The estimated fair values of the Company's financial instruments are as follows:

         ============================== =============================== == ===============================

                                                     2001                               2000
                                        -------------------------------    -------------------------------

                                              Carrying            Fair           Carrying            Fair
                                                Amount           Value             Amount           Value
         ------------------------------ --------------- --------------- -- --------------- ---------------
         Bank indebtness                $      297,960  $      297,960     $           -   $           -
         Cash and cash equivalents             322,622         322,622            208,277         208,277
         Accounts receivable                 1,864,991       1,864,991          2,541,387       2,541,387
         Accounts payable                      684,891         684,891            787,128         787,128
         ============================== =============== =============== == =============== ===============

         Comparative figures

         Certain comparative figures have been reclassified to conform with the presentation adopted for the current year.

         Accounting for derivative instruments and hedging activities

         Effective August 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on the Company's consolidated financial statements.

         Recent accounting pronouncements

         Effective June 1, 2001, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance related to revenue recognition.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company will adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Recent accounting pronouncements (cont'd...)

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.



3.       BUSINESS COMBINATION AND ACQUISITION


         During the period, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762.

         The cost of the acquisition was allocated as follows:

         Land                     $       456,713
         Buildings                        782,781
         Warehouse equipment              285,768
         Office equipment                   5,500
                                  ---------------

                                  $     1,530,762

         Following the acquisition, the Company incorporated Jewett-Cameron Seed Co. under the laws of Oregon, U.S.A. This subsidiary operates as a processor and distributor of agricultural seed products.



         4.       INVENTORY



         =================================================== ================

                                                        2001             2000
         ------------------------------------ --------------- ---------------

          Home improvement products           $    1,936,706  $     2,241,313
          Air tools and industrial clamps            280,449          381,262
          Seeds                                      182,872               -
                                              --------------  --------------

                                              $    2,400,027  $     2,622,575
         ==================================== =============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



5.        CAPITAL  ASSETS


          =================================== ============== ==============

                                                       2001           2000
          ----------------------------------- -------------- --------------

          Office equipment                    $     199,348  $     185,422
          Warehouse equipment                       651,581        221,568
          Buildings                               2,072,155      1,288,340
          Land                                      845,632        375,593
                                              -------------  -------------

                                                  3,768,716      2,070,923
          Accumulated depreciation                 (948,040)      (726,994)
                                              -------------  -------------

          Net book value                      $   2,820,676  $   1,343,929
          =================================== ============== ==============


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



6.       INCOME TAXES


         A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory US federal income tax rate to income before income taxes is as follows:

         =================================================== ============== =============== ==============

                                                                       2001            2000           1999
         --------------------------------------------------- -------------- --------------- --------------
         Computed tax at the federal statutory rate of 34%   $     215,955  $     358,931   $     382,333
         State taxes, net of federal benefit                         1,541         34,980          51,590
         Write-down of assets not deductible                            -              -            5,179
         Depreciation                                               (7,612)        17,125          (6,123)
         Operating loss carryforwards                             (314,976)       (50,514)             -
         Losses of subsidiary                                       36,133         82,444          93,017
         Inventory reserve                                          10,244             -               -
         Bad debt reserve                                          (26,329)            -               -
         Other                                                       8,009          4,034           6,004
                                                             -------------  -------------   -------------

         Provision (benefit) for income taxes                $     (77,035) $     447,000   $     532,000
         =================================================== ============== =============== ==============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



6.       INCOME TAXES (cont'd...)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

         =================================================== ============== =============== ===============

                                                                      2001           2000            1999
         --------------------------------------------------- -------------- --------------- ---------------
         Deferred tax assets:
             Allowance for doubtful accounts                 $     152,404  $      87,159   $     172,848
             Difference between book and tax depreciation           54,896         35,041          44,352
             Net operating loss carryforwards                      246,476        210,128         200,534
                                                             -------------  -------------   -------------

         Total deferred tax assets                                 453,776        332,328         417,734
         Valuation allowance                                      (246,476)      (210,128)       (200,534)
                                                             -------------  -------------   -------------

         Net deferred tax assets                             $     207,300  $     122,200   $     217,200
         =================================================== ============== =============== ===============

         The Company has provided a full allowance on the deferred tax asset relating to its Canadian net operating loss carryforwards due to the uncertainty of these being realized.

         At August 31, 2001, the Company has available unused net operating losses that may be applied against future taxable income and that expire as follows:

         2002                                                $          -
         2003                                                      241,031
         2004                                                       42,208
         2005                                                       76,801
         2006                                                       27,908
         2007                                                       52,108
         2008                                                      104,043
                                                             -------------

                                                             $     544,099



7.       BANK INDEBTEDNESS

         ====================================== ============== ===============

                                                         2001           2000
         -------------------------------------- -------------- ---------------

         Demand loan                            $     297,960  $          -
         ====================================== ============== ===============

         The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the libor rate plus 225 basis points.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



8.       CAPITAL STOCK


         Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.



         Treasury stock

         Treasury stock is recorded at cost. During fiscal 2001 and 2000, the Company repurchased 31,500 and 86,600 shares, respectively, at an aggregate cost of $168,554 and $442,526, respectively.

         During fiscal 2000, the Company cancelled 83,000 common shares (1999 - 23,600) with an average cost of $429,283 (1999 - $134,354). The premium paid to acquire these shares over their per share book value in the amount of $292,343 (1999 - $,95,039) was recorded as a decrease to retained earnings.



         Stock Options

         The Company has a stock option plan under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSE"), the Ontario Securities Commission and the British Columbia Securities Commission. The Company has no formal written stock option plan.

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

         Proceeds received by the Company from exercise of stock options are credited to capital stock.

         At August 31, 2001, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

         ================  =============  =================

          Number Exercise
               of Shares          Price   Expiry Date
         ----------------  -------------  -----------------

                  70,000     Cdn$  4.25   August 6, 2006
                   8,000     Cdn$  8.25   December 31, 2001
         ================  =============  =================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



9.       EMPLOYEE STOCK OWNERSHIP PLAN

         The Company sponsors an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company accounts for its ESOP in accordance with SOP-93-6 (Employers' Accounting for Employee Stock Ownership Plans). The Company records compensation expense equal to the market price of the shares acquired on the open market. Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP compensation expense was $82,530, $79,141 and $90,170, for 2001, 2000 and 1999, respectively. The ESOP shares as of August 31 were as follows:

         ======================================== ============== ==============

                                                            2001           2000
         ---------------------------------------- -------------- --------------

         Allocated shares                               131,000        118,000
         ======================================== ============== ==============




10.      STOCK BASED COMPENSATION EXPENSE

         No new stock options were granted during the fiscal year ended August 31, 2001 and 2000.

         Following is a summary of the status of the plan during 2001, 2000 and 1999:

         ======================================== ============== ===============

                                                                       Weighted
                                                                        Average
                                                         Number        Exercise
                                                      of Shares           Price
         ---------------------------------------- -------------- ---------------

         Outstanding at August 31, 1998                  74,000      Cdn$  4.25

             Granted                                     20,000      Cdn$  8.25
             Forfeited                                       -
             Exercised                                   (4,000)     Cdn$  4.25
                                                  -------------

         Outstanding at August 31, 1999 and 2000         90,000      Cdn$  5.14

             Granted                                         -
             Forfeited                                       -
             Exercised                                       -
             Expired                                    (12,000)     Cdn$  8.25
                                                  -------------

         Outstanding at August 31, 2001                  78,000       Cdn$ 4.66
         ======================================== ============== ===============

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



10.      STOCK BASED COMPENSATION EXPENSE (cont'd...)


         Following is a summary of the status of options outstanding at August 31, 2001:


         =============== =======================================================

                             Outstanding Options      Exercisable Options
                         ---------------------------- -------------------

                                   Weighted
                                    Average  Weighted            Weighted
                                  Remaining   Average             Average
                                Contractual  Exercise            Exercise
         Exercise Price  Number        Life     Price    Number     Price
         --------------- ------ ----------- ---------    ------ ---------

         Cdn$4.25        70,000             Cdn$ 4.25    70,000 Cdn$ 4.25
         Cdn$8.25         8,000             Cdn$ 8.25     8,000 Cdn$ 8.25
         =============== ====== =========== =========    ====== =========


         The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:


         =========================== ========== =========== ===========

                                          2001       2000        1999
         --------------------------- ---------- ----------- -----------

         Net income
             As reported             $ 712,196  $ 608,679   $ 592,509
                                     ========== =========== ===========

             Pro forma               $ 712,196  $ 608,679   $ 486,600
                                     ========== =========== ===========

         Basic earnings per share
             As reported             $    0.72  $    0.60   $    0.52
                                     ========== =========== ===========

             Pro forma               $    0.72  $    0.60   $    0.43
                                     ========== =========== ===========

         Diluted earnings per share

             As reported             $    0.70  $    0.58   $    0.51
                                     ========== =========== ===========

             Pro forma               $    0.70  $    0.58   $    0.42
         =========================== ========== =========== ===========

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



10.      STOCK BASED COMPENSATION EXPENSE (cont'd...)

         The weighted average estimated fair value of stock options granted during 2001, 2000 and 1999 were $Nil, $Nil, and Cdn$0.09 per share, respectively. These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 1999:

         ============================= =========== ============ ============

                                             2001         2000         1999
         ----------------------------- ----------- ------------ ------------

         Risk-free interest rate               -            -          5.13%
         Expected life of the options          -            -        2 years
         Expected volatility                   -            -         39.85%
         Expected dividend yield               -            -           -
         ============================= =========== ============ ============

         The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, so the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

11.      CONTINGENT LIABILITIES AND COMMITMENTS

         a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at August 31, 2001 and 2000, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 9).

         b) At August 31, 2001 and 2000, the Company had an un-utilized line-of-credit of approximately $4,700,000 and $4,500,000, respectively.

12.      SEGMENTED INFORMATION

         The Company has three principal operating segments: the sales of lumber and building materials to home improvements centres in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and the processing and sales of agricultural seeds in the United States. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company's reportable segments.

         In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segment's pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



12.      SEGMENTED INFORMATION (cont'd...)

         Following is a summary of segmented information for 2001, 2000 and 1999:

         ================================================= =============== ================

                                                     2001            2000             1999
         -------------------------------- ---------------- --------------- ----------------
         Sales to unaffiliated customers:
             Building materials:
                United States             $   19,369,153   $   23,336,751  $   27,707,986
                South Pacific                         -            45,602         316,757
             Industrial tools                    919,169        1,111,833       1,077,530
             Seed processing and sales         1,824,632               -               -
                                          --------------   --------------  -------------

                                          $   22,112,954   $   24,494,186  $   29,102,273
                                          ================ =============== ================

         Income from operations:
             Building materials:
                United States             $      843,278   $    1,250,539  $    1,314,062
                South Pacific                     (2,285)        (190,610)       (138,126)
             Industrial tools                    (23,981)         150,123         116,902
             Seed processing and sales            35,894               -               -
             General corporate                  (107,547)         (87,549)       (111,654)
                                          --------------   --------------  --------------

                                          $      745,359   $    1,122,503  $    1,181,184
                                          ================ =============== ================

         Identifiable assets:
             Building materials:
                United States             $    6,739,910   $    6,456,978  $    6,521,677
                South Pacific                         -           247,907         464,719
             Industrial tools                    101,409          116,753         117,549
             Seed processing and sales           815,699               -               -
             General corporate                    19,707          115,722         110,306
                                          --------------   --------------  --------------

                                          $    7,676,725   $    6,937,360  $    7,214,251
                                          ================ =============== ================

         Depreciation and amortization:
             Building materials:
                United States             $      220,070   $      123,150  $      152,591
                South Pacific                         -             2,173          16,250
             Industrial tools                         -                -            1,594
             Seed processing and sales                -                -               -
                                          --------------   --------------  -------------

                                          $      220,070   $      125,323  $      170,435
                                          ================ =============== ================

                                  - continued -


JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



12.      SEGMENTED INFORMATION (cont'd...)

         ================================ ================ =============== ================

                                                     2001            2000             1999
         -------------------------------- ---------------- --------------- ----------------

         Continued...

         Capital expenditures:
             Building materials:
                United States               $       60,296   $       44,897  $      112,411
                South Pacific                           -                -               -
             Seed processing and sales           1,636,521               -               -
                                            --------------   --------------  -------------

                                            $    1,696,817   $       44,897  $      112,411
                                            ================ =============== ================

         Interest expense:
             Building materials
                United States               $      124,200   $       95,464  $       93,701
                South Pacific                           -                -               -
             Industrial tools                           -                -               -
             Seed processing and sales                  -                -               -
                                            --------------   --------------  -------------

                                            $      124,200   $       95,464  $       93,701
         ================================== ================ =============== ================

         During 2001, the Company made sales to the following customers of the building material segments which were in excess of 10% of total sales for the year: Fred Meyer Inc. - $8,934,216, The Home Depot, Inc. - $6,739,543.

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


13.      CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2001, two customers totalling $419,817 and $1,056,600 and at August 31, 2000 three customers totalling $347,676, $505,087 and $1,335,367, respectively, accounted for accounts receivable greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
AUGUST 31, 2001



14.      SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

         =============================== ============= ============ ============

                                                2001          2000         1999
         ------------------------------- ------------- ------------ ------------

         Cash paid during the year for:
             Interest                    $   124,200   $    95,464  $    93,701
             Income taxes                         -        423,457      433,157
         =============================== ============= ============ ============

         There were no significant non-cash transactions in 2001.

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


15.      SUBSEQUENT EVENT

         Subsequent to year end, the Company granted options to directors of the Company enabling them to acquire 12,000 shares of the Company at a price of Cdn$7.50 per share, expiring on December 31, 2003.

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





                                                           /s/DAVIDSON & COMPANY

                                                              DAVIDSON & COMPANY

Vancouver, Canada                                          Chartered Accountants

October  19, 2001
                          A Member of SC INTERNATIONAL

                        Suite 1200, Stock Exchange Tower,
                             609 Granville Street,
         P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AUGUST 31, 2001

==================================== ============ ============ ============= =========== =============

                                                    Additions    Deductions
                                      Balance at   Charged to   Credited to   eductions
                                       Beginning    Costs and     Costs and        from    Balance at
                                         of Year     Expenses      Expenses    Reserves   End of Year
------------------------------------ ------------ ------------ ------------- ----------- -------------
1999

    Allowance deducted from related
     balance sheet account:
       Accounts receivable           $   420,000  $    48,000  $         -   $       -   $    468,000

    Deferred tax valuation account       187,645       12,889            -           -        200,534
                                     ============ ============ ============= =========== =============


2000

    Allowance deducted from related
     balance sheet account:
       Accounts receivable           $   468,000  $    57,306  $     45,000  $  230,306  $    250,000

    Deferred tax valuation account       200,534        9,594            -           -        210,128
                                     ============ ============ ============= =========== =============


2001

    Allowance deducted from related
     balance sheet account:
       Accounts receivable           $   250,000  $   135,000  $         -   $   70,000  $    315,000

    Deferred tax valuation account       210,128       36,348            -           -        246,476
==================================== ============ ============ ============= =========== =============