Form 10-Q
period 2001-11-30
JEWETT CAMERON TRADING CO LTD
filed 2002-01-14
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

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

Yes  X   No ___
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2001. Common Stock, no par value 1,074,162 Shares.

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

Gross sales increased $386,302 during the first quarter of Fiscal 2002 as compared to the first quarter of Fiscal 2001. During the first quarter of Fiscal 2002, the Company experienced an increase in net income of $9,529.

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

For the first quarter of the current fiscal year, ending November 30, 2001, sales increased 10.4% to $4,106,102 compared to $3,719,800 for the same quarter of the previous year.

Sales for Jewett-Cameron Lumber were $3,133,563 million for the quarter, down 4.6% compared to sales of $3,283,140 million for the first quarter of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $191,027 for the first quarter compared to $251,303 for the first quarter of last year, down 24%.

Sales for Jewett Cameron Seed Company were $781,512 for the first quarter compared to $185,357 for the first quarter of last year, an increase of 322%.

General and administrative expenses for the Company were $851,662 for the first quarter up from $637,423 for the first quarter of last year. The primary reasons for the increase of $214,239 are increases of $28,854 in depreciation and amortization; $7,980 in insurance; $148,855 in wages and employee benefits; $21,146 in warehouse expenses and supplies; $8,001 in travel, entertainment and advertising; $6,888 in telephone and utilities; and, $6,184 in office and miscellaneous. Decreases did occur, however, in the categories of repairs and maintenance ($949); professional fees ($3,039); and, bad debts experienced a recovery of ($3,001).

Net income for the quarter was $93,492 which represents an 11% increase over the first quarter of last year when net income was $83,963. The increase in net income was due to higher sales resulting from the first full quarter of operations of the Company's wholly owned subsidiary, Jewett-Cameron Seed Company; a $3,119 decrease in foreign exchange loss; and, an $8,811 decrease in interest expense.

Earnings per share was $0.10 for the first quarter of Fiscal 2002 compared to $0.08 for the first quarter of fiscal 2001.

Liquidity and Capital Resources

As of November 30, 2001 the Company had working capital of $3,729,507 which represented an increase of $668,917 as compared to the working capital position of $3,060,590 as of November 30, 2000. The increase in working capital was due primarily to a decrease in accounts payable and current liabilities of $59,887 and a decrease in bank indebtedness of $909,298. Current liabilities at November 30, 2002 consisted of $613,209 in accounts payable and accrued liabilities. In the prior year accounts payable and accrued liabilities were $673,096 and bank indebtedness was $909,298.

Accounts Receivable and Inventory represented 91.2% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.5 million of which there was no outstanding balance on November 30, 2001 and an outstanding balance as of November 30, 2000 of $909,298. As of the end of Fiscal 2001 (August 31st) the Company had an outstanding balance of $297,960.

Based on the Company's current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

Item 3 - Quantitative and Qualitative Disclosures about Market Risks:

The Company does not have any derivative financial instruments as of November 30, 2001. However, the Company is exposed to interest rate risk.

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

Foreign Currency Risk

Management does not expect foreign currency exchange rates to significantly impact the Company in the future as all of the Company's business operations are in the United States.

                           Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings - None
         Item 2.  Changes in Securities - None
         Item 3.  Default Upon Senior Securities - None
         Item 4.  Submission of Matters to a Vote of Securities Holders - None
         Item 5.  Other Information - None
         Item 6a  Exhibits: N/A
         Item 6b. Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Jewett-Cameron Trading Company Ltd.
                                         (Registrant)


Dated: January 10, 2001                  /s/ Donald M. Boone
       ----------------                  -------------------
                                         Donald M. Boone, President/CEO/Director

                       JEWETT-CAMERON TRADING COMPANY LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                      (Unaudited - Prepared by Management)


                                NOVEMBER 30, 2001

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Prepared by Management)

================================================================================ ================ ================

                                                                                   November 30,       August 31,
                                                                                           2001             2001
-------------------------------------------------------------------------------- ---------------- ----------------
ASSETS

Current
    Cash and cash equivalents                                                    $      250,250   $      322,622
    Accounts receivable                                                               1,537,505        1,864,991
    Inventory (Note 4)                                                                2,424,355        2,400,027
    Prepaid expenses                                                                    130,606           61,109
                                                                                 --------------   --------------

    Total current assets                                                              4,342,716        4,648,749

Capital assets (Note 5)                                                               2,767,335        2,820,676
Deferred income taxes (Note 6)                                                          207,300          207,300
                                                                                 --------------   --------------

Total assets                                                                     $    7,317,351   $    7,676,725
================================================================================ ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Bank indebtedness (Note 7)                                                   $           -    $      297,960
    Accounts payable and accrued liabilities                                            613,209          684,891
                                                                                 --------------   --------------

    Total current liabilities                                                           613,209          982,851
                                                                                 --------------   --------------

Stockholders' equity
    Capital stock (Note 8)
       Authorized
            20,000,000 Common shares, without par value
            10,000,000 Preferred shares, without par value
       Issued
             1,074,162 Common shares (August 31, 2001 - 1,074,162)                    1,795,157        1,795,157
    Additional paid-in capital                                                          602,587          582,247
    Retained earnings                                                                 4,911,158        4,817,666
                                                                                 --------------   --------------

                                                                                      7,308,902        7,195,070
    Less:  Treasury stock - 112,100 common shares (August 31, 2001 - 97,000)           (604,760)        (501,196)
                                                                                 --------------   --------------

    Total stockholders' equity                                                        6,704,142        6,693,874
                                                                                 --------------   --------------

Total liabilities and stockholders' equity                                       $    7,317,351   $    7,676,725
================================================================================ ================ ================

Contingent liabilities and commitments (Note 11)


The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Prepared by Management)

===================================================================================

                                                         Three Month    Three Month
                                                        Period Ended   Period Ended
                                                        November 30,   November 30,
                                                                2001           2000
----------------------------------------------------- -------------- --------------


SALES                                                 $   4,106,102  $   3,719,800

COST OF SALES                                             3,095,898      2,964,886
                                                      -------------  -------------

GROSS PROFIT                                              1,010,204        754,914
                                                      -------------  -------------


OPERATING COSTS
    General and administrative expenses - Schedule          851,662        637,423
    Foreign exchange loss                                       257          3,376
                                                      -------------  -------------

                                                            851,919        640,799
                                                      -------------  -------------


Income from operations                                      158,285        114,115
                                                      -------------  -------------


OTHER ITEMS
    Interest and other income                                 1,245          4,697
    Interest expense                                         (1,038)        (9,849)
                                                      -------------  -------------

                                                                207         (5,152)
                                                      -------------  -------------


Income before income taxes                                  158,492        108,963


Income taxes                                                 65,000         25,000
                                                      -------------  -------------


Net income for the period                             $      93,492  $      83,963
===================================================== ============== ================


Basic earnings per share                              $        0.10  $        0.08
===================================================== ============== ================


Diluted earnings per share                            $        0.09  $        0.08
===================================================== ============== ================




The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
SCHEDULE OF CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. Dollars)
(Prepared by Management)

=========================================================================

                                             Three Month      Three Month
                                            Period Ended     Period Ended
                                            November 30,     November 30,
                                                    2001             2000
--------------------------------------- ---------------- ----------------



Bad debt (recovery)                     $        (3,001) $         6,680
Depreciation and amortization                    67,807           38,953
Insurance                                        26,890           18,910
Office and miscellaneous                         56,597           50,413
Professional fees                                 8,230           11,269
Repairs and maintenance                           8,249            9,198
Telephone and utilities                          27,539           20,651
Travel, entertainment and advertising            42,662           34,661
Wages and employee benefits                     546,222          397,367
Warehouse expenses and supplies                  70,467           49,321
                                        ---------------  ---------------

                                        $       851,662  $       637,423
======================================= ================ ================





























The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Prepared by Management)

============================================================= ================ ================

                                                                   Three Month      Three Month
                                                                  Period Ended     Period Ended
                                                                  November 30,     November 30,
                                                                          2001             2000
------------------------------------------------------------- ---------------- ----------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income for the period                                 $       93,492   $       83,963
    Items not involving an outlay of cash:
       Depreciation and amortization                                  67,807           38,953
       Foreign exchange (gain) loss                                      257            3,376
       Stock based compensation                                       20,340               -

    Changes in non-cash working capital items:
       Decrease in accounts receivable                               327,229        1,540,440
       Increase in inventory                                         (24,328)        (684,288)
       Increase in prepaid expenses                                  (69,497)         (75,742)
       Decrease in accounts payable and accrued liabilities          (71,682)        (114,032)
                                                              --------------   --------------

    Net cash provided by operating activities                        343,618          792,670
                                                              --------------   --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in bank indebtedness                        (297,960)         909,298
    Treasury shares acquired                                        (103,564)         (86,148)
                                                              --------------   --------------

    Net cash provided by (used in) financing activities             (401,524)         823,150
                                                              --------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                       (14,466)      (1,585,536)
                                                              --------------   --------------

    Net cash used in investing activities                            (14,466)      (1,585,536)
                                                              --------------   --------------


Change in cash and cash equivalents                                  (72,372)          30,284


Cash and cash equivalents, beginning of period                       322,622          208,277
                                                              --------------   --------------


Cash and cash equivalents, end of period                      $      250,250   $      238,561
============================================================= ================ ================

Supplemental disclosures with respect to cash flows (Note 14)



The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Prepared by Management)

=================================== ========================= ========================== =========== ============ ============


                                          Common Stock             Treasury Shares
                                          ------------             ---------------        Additional
                                        Number                    Number                    Paid-In    Retained
                                      of Shares       Amount    of Shares        Amount     Capital    Earnings        Total
----------------------------------- ------------ ------------ ------------ ------------- ----------- ------------ ------------


Balance, August 31, 2000              1,074,162  $ 1,795,157       65,500  $   332,642   $  582,247  $ 4,105,470  $ 6,150,232

  Net income for the year                    -            -            -            -            -       712,196      712,196
  Treasury shares acquired                   -            -        31,500      168,554           -            -      (168,554)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 2001              1,074,162    1,795,157       97,000      501,196      582,247    4,817,666    6,693,874

  Net income for the period                  -            -            -            -            -        93,492       93,492
  Treasury shares acquired                   -            -        15,100      103,564           -            -      (103,564)
  Stock based compensation for
     options issued to employees             -            -            -            -        20,340           -        20,340
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, November 30, 2001            1,074,162  $ 1,795,157      112,100  $   604,760   $  602,587  $ 4,911,158  $ 6,704,142
=================================== ============ ============ ============ ============= =========== ============ ============






























The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


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

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2001. The results of operations for the period ended November 30, 2001 are not necessarily indicative of the results to be expected for the year ending August 31, 2002.


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Earnings per share (cont'd...)

         The earnings per share data for the periods ended November 30 is summarized as follows:

========================================================================== ================ ================

                                                                               Three Month      Three Month
                                                                              Period Ended     Period Ended
                                                                              November 30,     November 30,
                                                                                      2001             2000
-------------------------------------------------------------------------- ---------------- ----------------
Net income                                                                 $        93,492  $        83,963
========================================================================== ================ ================

Basic earnings per share weighted average number of shares outstanding             970,783        1,003,149
Effect of dilutive securities
    Stock options                                                                   46,892           29,680
                                                                           ---------------  ---------------

Diluted earnings per share weighted average number of shares outstanding         1,017,675        1,032,829
========================================================================== ================ ================

         Employee stock option plan

         Financial Accounting Standards Board statement No. 123 (Accounting for Stock-Based Compensation) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and to provide additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS-123.

         In accordance with APB-25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

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

         Financial instruments

         The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         Financial instruments (cont'd...)

         Bank indebtedness

         The carrying amount approximates fair value due to the short-term nature of the obligation.

         Cash and short-term investments

         The carrying amount approximates fair value because of the short-term maturity of those instruments.

         Accounts receivable

         The carrying value of accounts receivable approximates fair value due to the short-term nature and historical collectability.

         Accounts payable

         The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations. The estimated fair values of the Company's financial instruments are as follows:

=============================== =============================== == ===============================

                                      November 30, 2001                   August 31, 2001
                                -------------------------------    -------------------------------

                                      Carrying            Fair           Carrying            Fair
                                        Amount           Value             Amount           Value
------------------------------- --------------- --------------- -- --------------- ---------------
Cash and cash equivalents       $      250,250  $      250,250     $      322,622  $      322,622
Accounts receivable                  1,537,505       1,537,505          1,864,991       1,864,991
Bank indebtedness                           -               -             297,960         297,960
Accounts payable                       613,209         613,209            684,891         684,891
=============================== =============== =============== == =============== ===============


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Income taxes

         Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


         Recent accounting pronouncements

         Effective June 1, 2001, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance related to revenue recognition.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

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


3.       BUSINESS COMBINATION AND ACQUISITION

         During the period ended November 30, 2000, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


3.       BUSINESS COMBINATION AND ACQUISITION (cont'd...)


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


4.       INVENTORY

         ==================================== ================ ================

                                                November 30,        August 31,
                                                        2001              2001
         ------------------------------------ ---------------- ----------------

          Home improvement products           $    1,728,480   $     1,936,706
          Air tools and industrial clamps            299,891           280,449
          Seeds                                      395,984           182,872
                                              --------------   ---------------

                                              $    2,424,355   $     2,400,027
         ==================================== ================ ================



5.       CAPITAL  ASSETS

         ==================================== ================ ================

                                                 November 30,       August 31,
                                                         2001             2001
         ------------------------------------ ---------------- ----------------

         Office equipment                     $       201,392  $       199,348
         Warehouse equipment                          659,282          651,581
         Buildings                                  2,077,121        2,072,155
         Land                                         845,631          845,632
                                              ---------------  ---------------

                                                    3,783,426        3,768,716

         Accumulated depreciation                  (1,016,091)        (948,040)
                                              ---------------  ---------------

         Net book value                       $     2,767,335  $     2,820,676
         ==================================== ================ ================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


5.       CAPITAL  ASSETS (cont'd...)

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


6.       DEFERRED INCOME TAXES

         Deferred income taxes of $207,300 (August 31, 2001 - $207,300) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.


7.       BANK INDEBTEDNESS

         ==================================== ================ ================

                                                 November 30,       August 31,
                                                         2001             2001
         ------------------------------------ ---------------- ----------------

         Demand loan                          $            -   $       297,960
         ==================================== ================ ================

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

         Treasury stock

         Treasury stock is recorded at cost. During the periods ended November 30, 2001 and 2000, the Company repurchased 15,100 and 21,000 shares, respectively, at an aggregate cost of $103,564 and $86,148, respectively.

         Stock options

         The Company has a stock option plan under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSE"), the Ontario Securities Commission and the British Columbia Securities Commission.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


8.       CAPITAL STOCK (cont'd...)


         Stock pptions (cont'd...)

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


         At November 30, 2001, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:


          ================  =============  ====================================

           Number Exercise
                of Shares          Price   Expiry Date
          ----------------  -------------  ------------------------------------

                   70,000     Cdn$  4.25   August 6, 2006
                    8,000     Cdn$  8.25   December 31, 2001
                                           (exercised Note 15)
                   12,000     Cdn$  7.50   December 31, 2003
          ================  =============  ====================================



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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


10.      STOCK BASED COMPENSATION EXPENSE

         Following is a summary of the status of the plan during 2001 and 2000:

         ============================================================== =========== ==========

                                                                                     Weighted
                                                                                      Average
                                                                            Number   Exercise
                                                                         of Shares      Price
         -------------------------------------------------------------- ----------- ----------
         Outstanding at August 31, 1999 and 2000 and November 30, 2000      90,000  Cdn$ 5.14
             Granted                                                            -
             Forfeited                                                          -
             Exercised                                                          -
             Expired                                                       (12,000) Cdn$ 8.25
                                                                        ----------

         Outstanding at August 31, 2001                                     78,000  Cdn$ 4.66
             Granted                                                        12,000  Cdn$ 7.50
             Forfeited                                                          -
             Exercised                                                          -
                                                                        ----------

         Outstanding at November 30, 2001                                   90,000  Cdn$ 5.04
         ============================================================== =========== ==========

         Following is a summary of the status of options outstanding at November 30, 2001:

         ======================================================================

                               Outstanding Options          Exercisable Options
                          -----------------------------     -------------------

                                    Weighted
                                     Average   Weighted             Weighted
                                   Remaining    Average              Average
                                 Contractual   Exercise             Exercise
         Exercise Price   Number        Life      Price     Number     Price
         ---------------- ------ ------------ ----------    ------ -----------

         Cdn$  4.25       70,000        4.75  Cdn$  4.25    70,000 Cdn$  4.25
         Cdn$  8.25        8,000        0.08  Cdn$  8.25     8,000 Cdn$  8.25
         Cdn$  7.50       12,000        2.08  Cdn$  7.50    12,000 Cdn$  7.50
         ================ ====== ============ ==========    ====== ===========

         The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. Stock based compensation recognized during the period ended November 30, 2001 was $20,340 (2000
         - $Nil). This amount was allocated to wages and employee benefits in the accompanying statement of operations. If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


10.      STOCK BASED COMPENSATION EXPENSE (cont'd...)


  =========================================== ================ ================

                                                 November 30,     November 30,
                                                         2001             2000
  ------------------------------------------- ---------------- ----------------

  Net income
    As reported                               $        93,492  $        83,963
                                              ================ ================

    Pro forma                                 $        83,520  $        83,963
                                              ================ ================

  Basic earnings per share
    As reported                               $          0.10  $          0.08
                                              ================ ================

    Pro forma                                 $          0.09  $          0.08
                                              ================ ================

  Diluted earnings per share
    As reported                               $          0.09  $          0.08
                                              ================ ================

    Pro forma                                 $          0.08  $          0.08
  =========================================== ================ ================


         The weighted average estimated fair value of stock options granted during the periods ended November 30, 2001 and 2000 were Cdn$2.67 and $Nil per share, respectively. These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

         ==================================================== ================

                                                November 30,     November 30,
                                                        2001             2000
         ---------------------------------------------------- ----------------

         Risk-free interest rate                      3.00%             -
         Expected life of the options               2 years             -
         Expected volatility                         41.62%             -
         Expected dividend yield                       -                -
         ==================================================== ================


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


11.      CONTINGENT LIABILITIES AND COMMITMENTS


         a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at November 30, 2001 and 2000, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 9).

         b) At November 30, 2001 and 2000, the Company had an un-utilized line-of-credit of approximately $4,700,000 and $4,500,000, respectively.


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


         Following is a summary of segmented information for the three month periods:

         =====================================================================

                                                 November 30,     November 30,
                                                         2001             2000
         ------------------------------------- --------------   --------------

         Sales to unaffiliated customers:
           Building materials:
              United States                    $    3,133,563   $    3,283,140
           Industrial tools                           191,027          251,303
           Seed processing services and sales         781,512          185,357
                                               --------------   --------------

                                               $    4,106,102   $    3,719,800
                                               ==============   ==============


                                  - continued -

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


12.      SEGMENTED INFORMATION (cont'd...)

         ======================================== ============== ==============

                                                  November 30,   November 30,
                                                          2001           2000
         ---------------------------------------- ------------   ------------

         Income from operations:
             Building materials                   $     33,868   $     78,559
             Industrial tools                           21,104         24,627
             Seed processing services and sales        133,018         29,346
             General corporate                         (29,705)       (18,417)
                                                  ------------   ------------

                                                  $    158,285   $    114,115
                                                  ============   ============

         Identifiable assets:
             Building materials                   $  6,218,756   $  7,177,206
             Industrial tools                           91,983        105,489
             Seed processing services and sales        987,626        331,384
             General corporate                          18,986        116,362
                                                  ------------   ------------

                                                  $  7,317,351   $  7,730,441
                                                  ============   ============

         Depreciation and amortization:
             Building materials                   $     67,807   $     30,617
             Industrial tools                               -             244
             Seed processing services and sales             -           8,092
                                                  ------------   ------------

                                                  $     67,807   $     38,953
                                                  ============   ============

         Capital expenditures:
             Building materials                   $      3,531   $     54,774
             Seed processing services and sales         10,935      1,530,762
                                                  ------------   ------------

                                                  $     14,466   $  1,585,536
                                                  ============   ============

         Interest expense:
             Building materials                   $      1,245   $      9,849
             Industrial tools                               -              -
             Seed processing services and sales             -              -
                                                  ------------   -----------

                                                  $      1,245   $      9,849
                                                  ============   ============

         For the three month periods ended November 30, 2001 and 2000 the Company made sales of $1,317,640 (2000 - $1,318,919) and $1,570,807
         (2000 - $1,189,912) to customers of the building material segments which were in excess of 10% of total sales for the quarter.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2001


13.      CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2001, two customers totalling $636,636 and $648,774 and at November 30, 2000, three customers totalling $535,775, $117,443 and $212,914, respectively, accounted for accounts receivable greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.


14.      SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

         ==================================== ================ ================

                                                 November 30,     November 30,
                                                        2001             2000
         ------------------------------------ ---------------- ----------------

         Cash paid during the period for:
             Interest                         $        1,038   $        9,849
             Income taxes                                 -                -
         ==================================== ================ ================

         There were no significant non-cash transactions for the three month periods ended November 30, 2001 and 2000.


15.      SUBSEQUENT EVENT

         Subsequent to November 30, 2001, 8,000 stock options were exercised for total proceeds of CDN$66,000..