Form 10-Q
period 2002-02-28
JEWETT CAMERON TRADING CO LTD
filed 2002-04-12
CIK 885307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

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

                 32275 NW Hillcrest, North Plains, Oregon 97133
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

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

                                 Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2002. Common Stock, no par value
                               1,082,162 Shares.

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

Company operations were down during the second quarter of Fiscal 2002, ended February 28, 2002, as sales decreased over the first quarter of Fiscal 2002. Gross sales decreased $1,130,634 during the second quarter of Fiscal 2002 as compared to the second quarter of Fiscal 2001. During the second quarter of Fiscal 2002, the Company experienced an increase in net income of $24,143 as compared to the second quarter of Fiscal 2001. As was the case last year, management believes that the buying patterns in the area of building materials have shifted and that sales which previously occurred in the Company's second fiscal quarter of operations will now occur in the third and, in some instances, the fourth fiscal quarters. The overall result was net income of $71,639 for the second quarter of Fiscal 2001 and net income for the first six months of Fiscal 2002 of $165,131.

RESULTS OF OPERATIONS:

Jewett Cameron's operations are classified into three principle industry segments: sales of building materials, sales of industrial tools and sales of processed agricultural seeds and grain. Sales of building materials consists of wholesale sales of lumber and building materials in the United States. Sales of industrial tools consists of distribution of pneumatic air tools and industrial clamps in the United States. Sales of seeds consists of distribution of processed agricultural seeds and grain in the United States. The Company's major distribution centers are located in North Plains, Oregon and Ogden, Utah.

Three Months Ended February 28, 2002 and February 28, 2001:

For the second quarter of the current fiscal year, ending February 28, 2002, sales decreased 24.9% to $3,414,881 compared to $4,545,515 for the same quarter of the previous year.

General and administrative expenses for the Company were $776,327 for the second quarter up from $742,631 for the second quarter of last year. With the exception of a recovery in bad debt recorded during the three month period ended February 28, 2001 in the amount of $39,993, general and administrative expenses decreased approximately

$7,000 for the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. Reductions were experienced in the categories of insurance; office and miscellaneous; professional fees; and, repairs and maintenance. Slight increases occurred in the categories of telephone and utilities; travel, entertainment and advertising; warehouse expenses and supplies; and, wages and employee benefits.

Net income for the quarter was $71,639 which represents a 51% increase over the second quarter of last year when net income was $47,496. The increase in net income was due primarily to a decrease in the cost of sales of $1,190,033 and an income tax recovery of $62,000 recorded during the second quarter of fiscal 2002.

Earnings per share (fully diluted) were $0.07 for the second quarter of Fiscal 2002 compared to $0.05 for the second quarter of fiscal 2001, an increase of 40%.

On February 25, 2002, the Company entered into an agreement with Greenwood Forest Products, Inc., of Portland, Oregon, to acquire the business and certain assets of Greenwood Forest Products on or about March 1, 2002. The assets being acquired consisted of approximately $7 million of inventory (at year end) which will be purchased in eight installments over the next two years for a price equal to the seller's cost plus 2%; furnishings, equipment and supplies are being purchased for $260 thousand, payable at closing; and, a license to use all of the intangible assets of the seller for a five year term, with an option to purchase for a nominal amount at the end of the term, is being acquired for $2 thousand, payable at closing. The initial acquisition price is being paid from working capital and working capital loans.

Six Months Ended February 28, 2002 and February 28, 2001:

Sales in the first six months of Fiscal 2002 decreased 9% to $7,520,983 compared to $8,265,315 for the same period last year.

Sales for Jewett-Cameron Lumber were $5,660,571 for the six-month period, down 18% compared to sales of $6,885,023 for the same period of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $363,338 for the six-month period compared to $453,636 for the same period of last year, down 20%

Sales for Jewett-Cameron Seed Company were $1,497,074 for the six-month period compared to $926,656 for the same period of last year, an increase of 62%.

General and administrative expenses for the Company were $1,627,989 for the six-month period, up from $1,380,054 for the same period of last year. The primary reasons for the increase of $247,935 are increases of $29,453 in depreciation and amortization; $11,890 in travel, entertainment and advertising; $154,209in wages and employee benefits; $5,279 in insurance; $11,807 in telephone; and, $30,044 in warehouse expenses and supplies. Decreases did occur in the categories of office and miscellaneous of $15,520; professional fees in the amount of $6,495; and, repairs and maintenance of $3,096.

Net income for the first six months of Fiscal 2002 was $165,131 which represents a 26% increase over the first six months of last year when net income was $131,459. The increase in net income was due primarily to a decrease in the cost of sales of $1,059,021.

Earnings per share (fully diluted) were $0.16 for the first six months of Fiscal 2002 compared to $0.13 for the same period of fiscal 2001. This is an increase of 23%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2002 the Company had working capital of $3,869,991 which represented an increase of $755,057 as compared to the working capital position of $3,114,934 on February 28, 2001. The increase in working capital was due to an increase in cash and cash equivalents of $50,438. ; an increase in inventory of $1,050,522; and an increase in prepaid expenses of $134,848.

Accounts Receivable and Inventory represented 89% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.5 million of which there was an outstanding balance as of February 28, 2002 of $941,276. As of the end of Fiscal 2001 (August 31st) the Company had an outstanding balance of $297,960.

Based on the Company's current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company did not have any derivative financial instruments as of February 28, 2002. However, the Company is exposed to interest rate risk.

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

FOREIGN CURRENCY RISK

N/A

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings - None
Item 2. Changes in Securities - None
Item 3. Default Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders:
        The Company conducted an Annual Meeting on January 18, 2002. The matters voted upon, together with the results of voting were as follows:
        1. The following persons were elected to fill the vacancies on the Board of Directors to serve until the year 2003 Annual Meeting of the Shareholders and until their successors shall be duly elected:

        Director:                                   Shares Voted    Shares Voted
                                                        in Favor         Against
        Donald M. Boone                                  305,744              0
        Jeffrey Lowe                                     305,744              0
        James Schjelderup                                305,744              0
        Stephanie Rink                                   305,744              0

        2. To appoint Davidson and Company
        as auditors and to authorize the Directors       305,744              0
        to fix the remuneration.
        3.To approve issuance of share purchase          305,544            200
        options to Directors
Item 5. Other Information - None
Item 6. a) Exhibits - Asset Purchase Agreement, dated February 25,
           2002, By and Between Greenwood Forest Products, Inc. and Jewett-Cameron Lumber Corporation
Item 6.(b) Reports on Form 8-K - Current Report dated February 25,
           2002 Reporting Acquisition of Assets

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         Jewett-Cameron Trading Company Ltd.
                                                    (Registrant)


Dated: April 10, 2002                    /s/ Donald M. Boone
       --------------------              -------------------
                                         Donald M. Boone, President/CEO/Director

                       JEWETT-CAMERON TRADING COMPANY LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                      (Unaudited - Prepared by Management)

                                FEBRUARY 28, 2002

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

================================================================================
                                                   February 28,      August 31,
                                                       2002            2001
--------------------------------------------------------------------------------

ASSETS


Current
    Cash and cash equivalents                   $      373,060  $      322,622
    Accounts receivable                              1,261,689       1,864,991
    Inventory (Note 4)                               3,450,549       2,400,027
    Prepaid expenses                                   195,957          61,109
                                                 --------------  --------------

    Total current assets                             5,281,255       4,648,749

Capital assets (Note 5)                              2,726,555       2,820,676

Deferred income taxes (Note 6)                         184,300         207,300
                                                 --------------  --------------

Total assets                                    $    8,192,110  $    7,676,725
================================================================================


                                  - Continued -







              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

===========================================================================================================================

                                                                                               February 28,      August 31,
                                                                                                     2002            2001
---------------------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY


Current
    Bank indebtedness (Note 7)                                                                 $      941,276  $      297,960
    Accounts payable and accrued liabilities                                                          469,988         684,891
                                                                                               --------------  --------------

    Total current liabilities                                                                       1,411,264         982,851
                                                                                               --------------  --------------

Stockholders' equity
    Capital stock (Note 8)
       Authorized
          20,000,000  common shares, without par value
          10,000,000  preferred shares, without par value

       Issued
          1,082,162  common shares (August 31, 2001 - 1,074,162)                                    1,836,259       1,795,157

    Additional paid-in capital                                                                        602,587         582,247
    Retained earnings                                                                               4,982,797       4,817,666
                                                                                               --------------  --------------

                                                                                                    7,421,643       7,195,070
    Less:  Treasury stock - 117,000 common shares (August 31, 2001 -
                           97,000)                                                                   (640,797)       (501,196)
                                                                                               --------------  --------------

                                                                                                    6,780,846       6,693,874
                                                                                               --------------  --------------
Total liabilities and stockholders' equity                                                     $    8,192,110  $    7,676,725
==============================================================================================================================

Contingent liabilities and commitments (Note 11)





              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

==============================================================================================================================

                                                                   Three month    Three month       Six month       Six month
                                                                  period ended   period ended    period ended    period ended
                                                                  February 28,   February 28,    February 28,    February 28,
                                                                          2002           2001            2002            2001
------------------------------------------------------------------------------------------------------------------------------


Net Sales                                                       $    3,414,881  $    4,545,515 $    7,520,983  $    8,265,315

Cost of sales                                                        2,504,557       3,694,590      5,600,455       6,659,476
                                                                --------------  -------------- --------------  --------------

Gross profit                                                           910,324         850,925      1,920,528       1,605,839
                                                                --------------  -------------- --------------  --------------

Operating expenses
    General And Administrative - Schedule                              776,327         742,631      1,627,989       1,380,054
    Foreign exchange (gain) loss                                        (1,072)         30,507           (815)         33,883
                                                                --------------  -------------- --------------  --------------

                                                                       775,255         773,138      1,627,174       1,413,937
                                                                --------------  -------------- --------------  --------------

Income from operations                                                 135,069          77,787        293,354         191,902
                                                                --------------  -------------- --------------  --------------


Other items
    Interest and other income                                              821             723          2,066           5,420
    Interest expense                                                    (2,251)        (43,014)        (3,289)        (52,863)
                                                                --------------  -------------- --------------  --------------

                                                                        (1,430)        (42,291)        (1,223)        (47,443)
                                                                --------------  -------------- --------------  --------------


Income before income taxes                                             133,639          35,496        292,131         144,459


Income tax (expense) recovery                                          (62,000)         12,000       (127,000)        (13,000)
                                                                --------------  -------------- --------------  --------------


Net income for the period                                       $       71,639  $       47,496 $      165,131  $      131,459
==============================================================================================================================

Basic earnings per share                                        $         0.07  $         0.05 $         0.17  $         0.13
==============================================================================================================================

Diluted earnings per share                                      $         0.07  $         0.05 $         0.16  $         0.13
==============================================================================================================================

Weighted average number of
    common shares outstanding
    Basic                                                              964,419       1,000,050        967,601       1,000,050
    Diluted                                                          1,013,649       1,031,642      1,014,218       1,031,642
==============================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

==============================================================================================================================

                                                                   Three month    Three month       Six month       Six month
                                                                  period ended   period ended    period ended    period ended
                                                                  February 28,   February 28,    February 28,    February 28,
                                                                          2002           2001            2002            2001
------------------------------------------------------------------------------------------------------------------------------



Bad debt recovery                                                $          -   $     (39,993) $       (2,949)  $      (33,313)


Depreciation and amortization                                           55,655         55,056         123,462           94,009


Insurance                                                               30,651         33,352          57,541           52,262


Office and miscellaneous                                                49,049         70,701         105,594          121,114


Professional fees                                                       40,024         43,480          48,254           54,749


Repairs and maintenance                                                  8,885         11,032          17,134           20,230


Telephone and utilities                                                 30,200         25,281          57,739           45,932


Travel, entertainment and advertising                                   50,297         46,408          92,959           81,069


Warehouse expenses and supplies                                         47,224         38,326         117,691           87,647


Wages and employee benefits                                            464,342        458,988       1,010,564          856,355
                                                                  ------------   ------------    ------------    -------------


                                                                $      776,327  $      742,631 $    1,627,989  $    1,380,054
==============================================================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

=============================================================================================================================
                                                                   Three month    Three month       Six month       Six month
                                                                  period ended   period ended    period ended    period ended
                                                                  February 28,   February 28,    February 28,    February 28,
                                                                          2002           2001            2002            2001
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income for the period                                  $        71,639  $      47,496  $      165,131  $       131,459
    Items not involving an outlay of cash:
       Depreciation and amortization                                    55,655         55,056         123,462           94,009
       Deferred income taxes                                            23,000             -           23,000               -
       Stock based compensation                                             -              -           20,340               -

    Changes in non-cash working capital items:
       (Increase) decrease in accounts receivable                      275,816     (1,605,226)        603,302          (61,410)
       Increase in inventory                                       ( 1,026,194)    (1,406,999)     (1,050,522)      (2,091,287)
       Increase in prepaid expenses                                    (65,351)       (46,939)       (134,848)        (122,681)
       Increase in bank indebtedness                                   941,276      2,262,426         643,316        3,171,724
       Increase (decrease) in accounts payable
          and accrued liabilities                                     (143,221)       694,970        (214,903)         580,938
                                                                  ------------   ------------    ------------    -------------

    Net cash provided by operating activities                          132,620            784         178,278        1,702,752
                                                                  ------------   ------------    ------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Treasury shares acquired                                           (36,037)       (39,029)       (139,601)        (125,177)
    Issuance of capital stock for cash                                 41,102              -           41,102             -
                                                                  ------------   ------------    ------------    -------------

    Net cash provided by (used in) financing activities                  5,065        (39,029)        (98,499)        (125,177)
                                                                  ------------   ------------    ------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                         (14,875)        (9,179)        (29,341)      (1,594,715)
                                                                  ------------   ------------    ------------    -------------

    Net cash used in investing activities                              (14,875)        (9,179)        (29,341)      (1,594,715)
                                                                  ------------   ------------    ------------    -------------


Increase (decrease) in cash and cash equivalents                       122,810        (47,424)         50,438          (17,140)


Cash and cash equivalents, beginning of period                         250,250        238,561         322,622          208,277
                                                                  ------------   ------------    ------------    -------------


Cash and cash equivalents, end of period                        $      373,060 $      191,137  $      373,060  $       191,137
==============================================================================================================================

Supplemental disclosures with respect to cash flows (Note 14)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

==============================================================================================================================


                                            Common Stock             Treasury Shares
                                            ------------             ---------------
                                                                                         Additional
                                         Number                    Number                   Paid-In     Retained
                                      of Shares       Amount    of Shares       Amount      Capital     Earnings        Total
------------------------------------------------------------------------------------------------------------------------------


Balance, August 31, 2000              1,074,162  $ 1,795,157       65,500  $   332,642   $  582,247  $ 4,105,470  $ 6,150,232

  Net income for the year                    -            -            -            -            -       712,196      712,196
  Treasury shares acquired                   -            -        31,500      168,554           -            -      (168,554)
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, August 31, 2001              1,074,162    1,795,157       97,000      501,196      582,247    4,817,666    6,693,874

  Net income for the period                  -            -            -            -            -       165,131      165,131
  Treasury shares acquired                   -            -        20,000      139,601           -            -      (139,601)
  Stock based compensation for
     options issued to employees             -            -            -            -        20,340           -        20,340
  Share options exercised                 8,000       41,102           -            -            -            -        41,102
                                    -----------  -----------  -----------  -----------   ----------  -----------  -----------

Balance, February 28, 2002            1,082,162  $ 1,836,259      117,000  $   640,797   $  602,587  $ 4,982,797  $ 6,780,846
=================================== ============ ============ ============ ============= =========== ============ ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

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

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2001. The results of operations for the period ended February 28, 2002 are not necessarily indicative of the results to be expected for the year ending August 31, 2002.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Currency

         These financial statements are expressed in U.S. dollars as the Company's operations are based predominately in the United States. Any amounts expressed in Canadian dollars are indicated as such.


         Cash and cash equivalents

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.


         Inventory

         Inventory is recorded at the lower of cost, using the average cost method and net realizable value.


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         Earnings per share (cont'd...)

         The earnings per share data for the periods ended February 28 is summarized as follows:

         ================================================ ================ ================ ================ =================

                                                              Three Month      Three Month        Six Month         Six Month
                                                             Period Ended     Period Ended     Period Ended      Period Ended
                                                             February 28,     February 28,     February 28,      February 28,
                                                                     2002             2001             2002              2001
         ------------------------------------------------ ---------------- ---------------- ---------------- -----------------

         Net income                                       $        71,639  $        47,496  $       165,131  $       131,459
                                                          ===============  ===============  ===============  ===============

         Basic earnings per share weighted
             average number of shares outstanding                 964,419        1,000,050          967,601        1,000,050
         Effect of dilutive securities
             Stock options                                         49,230           31,592           46,617           31,592
                                                          ---------------  ---------------  ---------------  ---------------

         Diluted earnings per share weighted
             average number of shares outstanding               1,013,649        1,031,642        1,014,218        1,031,642
         ================================================ ================ ================ ================ =================

         Employee stock option plan

         Financial Accounting Standards Board statement No. 123 (Accounting for Stock-Based Compensation) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and to provide additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS 123.

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

         Financial instruments

         The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Financial instruments (cont'd...)

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

         Accounts payable

         The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations. The estimated fair values of the Company's financial instruments are as follows:

=====================================================================================================================

                                                         February 28, 2002                   August 31, 2001
                                                   -------------------------------    -------------------------------

                                                         Carrying            Fair           Carrying            Fair
                                                           Amount           Value             Amount           Value
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                          $      373,060  $      373,060     $      322,622  $      322,622
Accounts receivable                                     1,261,689       1,261,689          1,864,991       1,864,991
Bank indebtedness                                         941,276         941,276            297,960         297,960
Accounts payable and accrued liabilities                  469,988         469,988            684,891         684,891
====================================================================================================================


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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


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



3.       BUSINESS COMBINATION AND ACQUISITION

         During the year ended August 31, 2001, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


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


4.       INVENTORY

==============================================================================

                                                February 28,       August 31,
                                                        2002             2001
------------------------------------------------------------------------------

 Home improvement products                    $     2,789,826 $     1,936,706
 Air tools and industrial clamps                      310,112         280,449
 Seeds                                                350,611         182,872
                                              --------------- ---------------

                                              $     3,450,549 $     2,400,027
==============================================================================



5.       CAPITAL  ASSETS

==============================================================================

                                               February 28,       August 31,
                                                       2002             2001
------------------------------------------------------------------------------

Office equipment                             $       204,258  $       199,348
Warehouse equipment                                  659,282          651,581
Buildings                                          2,083,585        2,072,155
Land                                                 851,568          845,632
                                             ---------------  ----------------

                                                   3,798,693        3,768,716
Accumulated depreciation                          (1,072,138)        (948,040)
                                             ---------------  ----------------

Net book value                               $     2,726,555  $     2,820,676
==============================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


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

6.       DEFERRED INCOME TAXES

         Deferred income taxes of $184,300 (August 31, 2001 - $207,300) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

7.       BANK INDEBTEDNESS

==============================================================================

                                                February 28,       August 31,
                                                        2002             2001
------------------------------------------------------------------------------

Demand loan                                  $       941,276  $       297,960
==============================================================================

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

         Treasury stock

         Treasury stock is recorded at cost. During the periods ended February 28, 2002 and 2001, the Company repurchased 20,000 and 28,500 shares, respectively, at an aggregate cost of $139,601 and $125,177, respectively.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


10.      STOCK OPTIONS

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

         At February 28, 2002, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

         =======================================================================

                   Number             Exercise
                of Shares                Price         Expiry Date
         -----------------------------------------------------------------------

                   70,000           Cdn$  4.25         August 6, 2006
                   12,000           Cdn$  7.50         April 30, 2003
         =======================================================================

         Following is a summary of the status of the plan during 2002 and 2001:

         =====================================================================

                                                                     Weighted
                                                                      Average
                                                       Number        Exercise
                                                    of Shares           Price
         ---------------------------------------------------------------------

         Outstanding at August 31, 2000                 90,000      Cdn$ 5.14
             Granted                                        -              -
             Forfeited                                      -              -
             Exercised                                 (12,000)          8.25
                                                --------------

         Outstanding at August 31, 2001                 78,000           4.66
             Granted/repriced                           12,000           8.55
             Forfeited                                      -              -
             Exercised                                  (8,000)          8.25
                                                --------------

         Outstanding at February 28, 2002               82,000      Cdn$ 4.73
         =====================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


10.      STOCK  OPTIONS (cont'd...)

         Following is a summary of the status of options outstanding at February 28, 2002:

===================================================================================================

                                 Outstanding Options                      Exercisable Options
                        ----------------------------------------    -------------------------------

                                          Weighted
                                           Average      Weighted                           Weighted
                                         Remaining       Average                            Average
                                       Contractual      Exercise                           Exercise
Exercise Price               Number           Life         Price             Number           Price
----------------------------------------------------------------------------------------------------

Cdn$  4.25                   70,000          4.44   Cdn$     4.25            70,000  Cdn$     4.25
Cdn$  8.55                   12,000          1.17   Cdn$     7.50            12,000  Cdn$     8.55
====================================================================================================


         The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. Stock based compensation recognized during the period ended February 28, 2002 was $20,340 (2001
         - $Nil). This amount was allocated to wages and employee benefits in the accompanying statement of operations. If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:


======================================================================

                                        February 28,     February 28,
                                                2002             2001
----------------------------------------------------------------------

Net income
    As reported                      $       165,131  $       131,459
                                     ================ ================

    Pro forma                        $       155,159  $       131,459
                                     ================ ================

Basic earnings per share
    As reported                      $          0.17  $          0.13
                                     ================ ================

    Pro forma                        $          0.16  $          0.13
                                     ================ ================

Diluted earnings per share

    As reported                      $          0.16  $          0.13
                                     ================ ================


    Pro forma                        $          0.15  $          0.13
======================================================================

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


10.      STOCK  OPTIONS (cont'd...)

         The weighted average estimated fair value of stock options granted during the periods ended February 28, 2002 and 2001 were Cdn$3.98 and $Nil per share, respectively. These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

===========================================================================

                                                February 28,  February 28,
                                                        2002          2001
---------------------------------------------------------------------------

Risk-free interest rate                                  3%          -
Expected life of the options                        2 years          -
Expected volatility                                  41.62%          -
Expected dividend yield                                  -           -
===========================================================================

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


11.      CONTINGENT LIABILITIES AND COMMITMENTS

         a) The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at February 28, 2002 and 2001 and August 31, 2001, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 9).

         b) At  February  28,  2002 and 2001,  the  Company  had an  un-utilized
            line-of-credit   of   approximately   $3,700,000   and   $1,900,000,
            respectively.


12.      SEGMENTED INFORMATION

         The Company has three principal operating segments: the sales of lumber and building materials to home improvement centres in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and the processing and sales of agricultural seeds in the United States. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company's reportable segments.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


12.      SEGMENTED INFORMATION (cont'd...)


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


         Following is a summary of segmented information for the six month periods:

==========================================================================

                                            February 28,     February 28,
                                                    2002             2001
--------------------------------------------------------------------------

Sales to unaffiliated customers:
    Building materials                   $     5,660,571  $     6,885,023
    Industrial tools                             363,338          453,636
    Seed processing services and sales         1,497,074          926,656
                                         ---------------  ---------------

                                         $     7,520,983  $     8,265,315
                                         ================ ================

Income from operations:
    Building materials                   $        96,213  $       172,675
    Industrial tools                              41,346           36,804
    Seed processing services and sales           193,702           37,885
    General corporate                            (37,907)         (55,462)
                                         ---------------  ---------------

                                         $       293,354  $       191,902
                                         ================ ================

Identifiable assets:
    Building materials                   $     7,053,439  $     9,894,578
    Industrial tools                             112,299          117,608
    Seed processing services and sales         1,010,414          566,059
    General corporate                             15,958          118,059
                                         ---------------  ---------------

                                         $     8,192,110  $    10,696,304
                                         ================ ================


                                  - continued -

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


12.      SEGMENTED INFORMATION (cont'd...)


===============================================================================

                                                 February 28,     February 28,
                                                         2002             2001
-------------------------------------------------------------------------------

Cont'd...

Depreciation and amortization:
    Building materials                        $       123,462  $        93,460
    Industrial tools                                       -               549
    Seed processing services and sales                     -                -
                                              ---------------  --------------

                                              $       123,462  $        94,009
                                              ================ ===============

Capital expenditures:
    Building materials                        $         8,758  $        63,953
    Seed processing services and sales                 20,583        1,530,762
                                              ---------------  ---------------

                                              $        29,341  $     1,594,715
                                              ================ ===============

Interest expense:
    Building materials                        $         3,289  $        52,863
    Industrial tools                                       -                -
    Seed processing services and sales                     -                -
                                              ---------------  ---------------

                                              $         3,289  $        52,863
===============================================================================

         For the six month periods ended February 28, 2002 and 2001 the Company made sales of $3,317,473 (2001 - $2,189,199) and $1,544,073 (2001 -
         $3,118,008) to customers of the building material segments which were in excess of 10% of total sales for the six month periods.


13.      CONCENTRATIONS OF CREDIT RISK


         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 28, 2002, two customers totalling $573,340 and $143,928 and at February 28, 2001, four customers totalling $501,379, $1,372,537, $243,010 and $231,733, respectively, accounted for accounts receivable greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
FEBRUARY 28, 2002

================================================================================


14.      SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

==============================================================================

                                                February 28,     February 28,
                                                        2002             2001
------------------------------------------------------------------------------

Cash paid during the period for:
    Interest                                 $         2,251  $         3,289
    Income taxes                                          -                -
==============================================================================

         There were no significant non-cash transactions for the six month periods ended February 28, 2002 and 2001.


15.      SUBSEQUENT EVENT

         On March 1, 2002 the Company entered into an agreement with Greenwood Forest Products, Inc. ("Greenwood") to acquire certain assets of Greenwood. The assets being acquired consist of nearly $7 million of inventory, purchased in seven installments over the next two years for a price equal to the seller's cost plus 2%; furnishings, equipment and supplies for $260,000 payable at closing; and a license to use all of the intangible assets of the seller for a five year term, with an option to purchase the intangible assets for a nominal amount of $1,000, payable at closing.

         Greenwood is in the business of processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.