Form 10-Q
period 2002-05-31
JEWETT CAMERON TRADING CO LTD
filed 2002-07-12
CIK 885307

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

                                   FORM  10-Q

(Mark  One)(X)    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
       OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  May  31,  2002

                                      OR

(  )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _____________to_________________


                        Commission  file  number:  0-19954

                       JEWETT-CAMERON  TRADING  COMPANY,  LTD.
            (Exact  name of registrant as specified  in  its  charter)

        BRITISH  COLUMBIA                                 NONE
(State  or other jurisdiction of            (IRS Employer Identification Number)
 incorporation  or  organization)

               32275  N.W.  Hillcrest,  North Plains,  Oregon  97133
                   (Address  of  Principal  Executive Offices)

      Registrant's telephone  number,  including  area  code: (503) 647-0110

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since May 16, 1992 and (2) has been subject to the above filing
requirements  for  the  past 90 days.                      Yes _X_  No___

              APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
                 PROCEEDINGS  DURING  THE  PRECEDING  FIVE  YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes  ___  No  ___

                     APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2002. Common Stock, no par value, 1,082,162 Shares.

                      JEWETT-CAMERON TRADING COMPANY, LTD.
                                   FORM 10-Q

                   For the quarterly period ended May 31, 2002


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.











                      JEWETT-CAMERON TRADING COMPANY LTD.

                                   FORM 10-Q
                       CONSOLIDATED FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

                     (UNAUDITED - PREPARED BY MANAGEMENT)
                                 MAY 31, 2002

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)



                                                      May 31,        August 31,
                                                       2002             2001
                                                  ---------------  ---------------
ASSETS

CURRENT
  Cash and cash equivalents                       $      321,452   $      322,622
  Accounts receivable                                  6,809,091        1,864,991
  Inventory (Note 3)                                   3,604,586        2,400,027
  Prepaid expenses                                       161,511           61,109
                                                  ---------------  ---------------
  Total current assets                                10,896,640        4,648,749
                                                  ---------------  ---------------

CAPITAL ASSETS (Note 4)                                2,931,962        2,820,676

DEFERRED INCOME TAXES (Note 5)                           184,300          207,300

DEPOSITS                                                  14,400              -
                                                  ---------------  ---------------

         Total assets                             $   14,027,302   $    7,676,725
                                                  ===============  ===============

Continued


























The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

                                                      May 31,        August 31,
                                                       2002             2001
                                                  ---------------  ---------------
CONT'D

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Bank indebtedness (Note 6)                      $    2,964,652   $      297,960
  Accounts payable and accrued liabilities             3,983,714          684,891
                                                  ---------------  ---------------
  Total current liabilities                            6,948,366          982,851
                                                  ---------------  ---------------

STOCKHOLDERS' EQUITY

  Capital stock (Note 7)
    Authorized 20,000,000 common shares, without
    par value 10,000,000 preferred shares,
    without par value.  Issued 1,082,162 common
    shares (August 31, 2001 - 1,074,162)               1,836,259        1,795,157
  Additional paid-in capital                             602,587          582,247
  Retained earnings                                    5,309,224        4,817,666
                                                       7,748,070        7,195,070
  Less:  Treasury stock - 120,400 common shares
                (August 31, 2001 - 97,000)              (669,134)        (501,196)
                                                  ---------------  ---------------
                                                       7,078,936        6,693,874
                                                  ---------------  ---------------

Total liabilities and stockholders' equity        $   14,027,302   $    7,676,725
                                                  ===============  ===============

CONTINGENT LIABILITIES AND COMMITMENTS (Note 10)
















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

                               Three Month    Three Month    Nine Month     Nine Month
                               Period Ended   Period Ended   Period Ended   Period Ended
                               May 31,        May 31,        May 31,        May 31,
                               2002           2001           2002           2001
                               -------------  -------------  -------------  -------------
SALES                          $ 19,597,409   $  7,572,756   $ 27,118,392   $ 15,838,071
COST OF SALES                    16,937,851      6,393,014     22,538,306     13,052,490
                               -------------  -------------  -------------  -------------

GROSS PROFIT                      2,659,558      1,179,742      4,580,086      2,785,581
                               -------------  -------------  -------------  -------------

OPERATING EXPENSES
  General and administrative
    - Schedule                    2,180,886        853,661      3,808,059      2,267,598
INCOME FROM OPERATIONS              478,672        326,081        772,027        517,983
OTHER ITEMS
  Interest and other income             -           14,154            491         19,574
  Interest expense                  (18,645)       (54,126)       (20,360)      (106,989)
                               -------------  -------------  -------------  -------------
                                    (18,645)       (39,972)       (19,869)       (87,415)
                               -------------  -------------  -------------  -------------

INCOME BEFORE INCOME TAXES          460,027        286,109        752,158        430,568
INCOME TAX EXPENSE                 (133,600)           -         (260,600)       (13,000)
                               -------------  -------------  -------------  -------------
NET INCOME FOR THE PERIOD      $    326,427   $    286,109   $    491,558   $    417,568
                               =============  =============  =============  =============

BASIC EARNINGS PER SHARE       $       0.34   $       0.29   $       0.51   $       0.42
                               =============  =============  =============  =============

DILUTED EARNINGS PER SHARE     $       0.32   $       0.28   $       0.48   $       0.40
                               =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:

  Basic                             965,086        998,506        966,615        998,506
                               =============  =============  =============  =============

  Diluted                         1,017,920      1,032,179      1,016,478      1,032,179
                               =============  =============  =============  =============







The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

                               Three Month    Three Month    Nine Month     Nine Month
                               Period Ended   Period Ended   Period Ended   Period Ended
                               May 31,        May 31,        May 31,        May 31,
                               2002           2001           2002           2001
                               -------------  -------------  -------------  -------------
Bad debt recovery              $        -     $    (28,266)  $     (2,949)  $    (61,579)
Consulting                              -              487            -            1,732
Depreciation and amortization        78,807         66,361        202,269        160,370
Foreign exchange (gain) loss             28        (11,764)          (787)        22,119
Insurance                            92,221         35,731        149,761         87,993
Office and miscellaneous            142,604         59,653        248,198        179,522
Professional fees                    57,891         17,371        106,145         72,120
Rent                                 41,313            -           41,313            -
Repairs and maintenance              14,234          8,257         31,368         28,487
Telephone and utilities              43,424         30,185        101,163         76,117
Travel, entertainment and
  advertising                        72,566         49,235        165,525        130,304
Warehouse expenses and supplies      97,696         60,866        215,387        148,513
Wages and employee benefits       1,540,102        565,545      2,550,666      1,421,900
                               -------------  -------------  -------------  -------------
                               $  2,180,886   $    853,661   $  3,808,059   $  2,267,598
                               =============  =============  =============  =============




























The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(Unaudited - Prepared by Management)

                                                   Three Month    Three Month    Nine Month     Nine Month
                                                   Period Ended   Period Ended   Period Ended   Period Ended
                                                   May 31,        May 31,        May 31,        May 31,
                                                   2002           2001           2002           2001
                                                   -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $    326,427   $    286,109   $    491,558   $    417,568
 Items not involving an outlay of cash:
  Depreciation and amortization                          78,808         66,361        202,269        160,370
  Deferred income tax                                       -              -           23,000            -
  Stock-based compensation                                  -              -           20,340            -
 Changes in non-cash working capital items:
  Increase in accounts receivable                    (5,547,402)    (1,176,779)    (4,944,100)    (1,238,189)
  (Increase) decrease in inventory                     (154,037)     1,697,519     (1,204,559)      (393,768)
  (Increase) decrease in prepaid expenses                34,446         50,375       (100,402)       (72,306)
  Increase (decrease) in bank indebtedness            2,023,376       (688,207)     2,666,692      2,483,517
  Increase (decrease) in accounts payable
   and accrued liabilities                            3,513,726       (226,804)     3,298,823        354,134
                                                   -------------  -------------  -------------  -------------
 Net cash provided by operating activities              275,344          8,574        453,621      1,711,326
                                                   -------------  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of capital stock for cash                         -              -           41,102            -
 Treasury shares acquired                               (28,337)       (11,341)      (167,938)      (136,518)
                                                   -------------  -------------  -------------  -------------
 Net cash used in financing activities                  (28,337)       (11,341)      (126,836)      (136,518)
                                                   -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of capital assets                            (284,215)       (34,254)      (313,555)    (1,628,969)
 Deposits                                               (14,400)           -          (14,400)           -
                                                   -------------  -------------  -------------  -------------
 Net cash used in investing activities                 (298,615)       (34,254)      (327,955)    (1,628,969)
                                                   -------------  -------------  -------------  -------------

CHANGE IN CASH AND CASH EQUIVALENTS                    (51,608)        (37,021)        (1,170)       (54,161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          373,060        191,137        322,622        208,277
                                                   -------------  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    321,452   $    154,116   $    321,452   $    154,116
                                                   =============  =============  =============  =============

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 13)















The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

                              Common Stock                 Treasury Shares
                              --------------------------  -------------------------  Additional
                              Number                      Number                     Paid-In       Retained
                              of Shares     Amount        of Shares     Amount       Capital       Earnings      Total
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, AUGUST 31, 2000         1,074,162  $ 1,795,157        65,500   $   332,642   $   582,247   $ 4,105,470   $ 6,150,232

Net income for the period              -            -             -             -             -         712,196       712,196
Treasury shares acquired               -            -          31,500       168,554           -             -        (168,554)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, AUGUST 31, 2001         1,074,162    1,795,157        97,000       501,196       582,247     4,817,666     6,693,874

 Net income for the period             -            -             -             -             -         491,558       491,558
 Treasury shares acquired              -            -          23,400       167,938           -             -        (167,938)
 Stock based compensation for
   options issued to employees         -            -             -             -          20,340           -          20,340
 Share options exercised             8,000       41,102           -             -             -             -          41,102
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, MAY 31, 2002            1,082,162  $ 1,836,259       120,400   $   669,134   $   602,587   $ 5,309,224   $ 7,078,936
                              ============  ============  ============  ============  ============  ============  ============





































The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

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

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2001. The results of operations for the period ended May 31, 2002 are not necessarily indicative of the results to be expected for the year ending August 31, 2002.

     PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Jewett-Cameron Lumber Corporation, Jewett-Cameron Seed Co., Greenwood Products Inc. and MSI-PRO Co., all of which are incorporated under the laws of Oregon, U.S.A.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

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


     CAPITAL ASSETS AND DEPRECIATION

     Capital assets are recorded at cost and the company provides for Depreciation over the estimated life of each asset on a straight-line basis over the following periods:

                          Office equipment      5-7 years
                          Warehouse equipment   2-10 years
                          Buildings             5-30 years

     FOREIGN EXCHANGE

     The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency translations are also included in current results of operations.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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


     The earnings per share data for the periods ended May 31 is summarized as follows:

                                         Three Month   Three Month   Nine Month    Nine Month
                                         Period Ended  Period Ended  Period Ended  Period Ended
                                         May 31, 2002  May 31, 2001  May 31, 2002  May 31, 2001
                                         ------------  ------------  ------------  ------------
Net income                               $   326,427   $   286,109   $   491,558   $   417,568
Basic earnings per share weighted
  average number of shares outstanding       965,086       998,506       966,615       998,506
Effect of dilutive securities
  Stock options                               52,834        33,673        49,863        33,673
Diluted earnings per share weighted
  average number of shares outstanding     1,017,920     1,032,179     1,016,478     1,032,179

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

     ACCOUNTS PAYABLE

     The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

     The estimated fair values of the Company's financial instruments are as follows:

                                                May 31, 2002              August 31, 2001
                                         --------------------------  --------------------------
                                         Carrying      Fair          Carrying      Fair
                                         Amount        Value         Amount        Value
                                         ------------  ------------  ------------  ------------
Cash and cash equivalents                $   321,452   $   321,452   $   322,622   $   322,622
Accounts receivable                        6,809,091     6,809,091     1,864,991     1,864,991
Bank indebtedness                          2,964,652     2,964,652       297,960       297,960
Accounts payable and accrued liabilities   3,983,652     3,983,652       684,891       684,891

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     RECENT ACCOUNTING PRONOUNCEMENTS (con'd...)

     The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

3.   INVENTORY

                                                May 31,      August 31,
                                                 2002          2001
                                             ------------  ------------
     Home improvement products               $ 2,879,646   $ 1,936,706
     Air tools and industrial clamps             284,556       280,449
     Seeds                                       440,384       182,872
                                             ------------  ------------
                                             $ 3,604,586   $ 2,400,027
                                             ============  ============

4.   CAPITAL  ASSETS



                                                May 31,      August 31,
                                                 2002          2001
                                             ------------  ------------
     Office equipment                        $   486,767   $   199,348
     Warehouse equipment                         659,282       651,581
     Buildings                                 2,085,240     2,072,155
     Land                                        851,568       845,632
                                             ------------  ------------
                                                4,082,857    3,768,716
     Accumulated depreciation                  (1,150,895)    (948,040)
                                             ------------  ------------
     Net book value                          $  2,931,962  $ 2,820,676
                                             ============  ============

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

6.   BANK INDEBTEDNESS

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

     TREASURY STOCK

     Treasury stock is recorded at cost. During the periods ended May 31, 2002 and 2001, the Company repurchased 23,400 and 30,500 shares, respectively, at an aggregate cost of $167,938 and $136,518, respectively.

8.   EMPLOYEE STOCK OWNERSHIP PLAN

     The Company sponsors an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company accounts for its ESOP in accordance with SOP-93-6 (Employers' Accounting for Employee Stock Ownership Plans). The Company records compensation expense equal to the market price of the shares acquired on the open market. Any dividends on allocated ESOP shares will be recorded as a reduction of retained earnings.

9.   STOCK OPTIONS

     The Company has a stock option plan under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSX"), the Ontario Securities Commission and the British Columbia Securities Commission.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

9.   STOCK OPTIONS (cont'd...)

     Proceeds received by the Company from exercise of stock options are credited to capital stock.

     At May 31, 2002, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

                       Number        Exercise
                       of Shares     Price        Expiry Date
                       ------------  -----------  ---------------
                        70,000 Cdn$      4.25     August 6, 2006
                        12,000 Cdn$      7.50     April 30, 2003

     Following is a summary of the status of the plan during 2002 and 2001:

                                                             Weighted
                                                             Average
                                               Number        Exercise
                                               of Shares     Price
                                               ------------  ------------
     Outstanding at August 31, 2000                 90,000   Cdn$  5.14
       Granted                                         -            -
       Forfeited                                       -            -
       Exercised                                   (12,000)        8.25
                                               ------------  ------------
     Outstanding at August 31, 2001                 78,000         4.66

       Granted/repriced                             12,000         8.55
       Forfeited                                       -            -
       Exercised                                    (8,000)        8.25
                                               ------------  ------------
     Outstanding at May 31, 2002                    82,000   Cdn$  4.73
                                               ============  ============

     Following is a summary of the status of options outstanding at May 31, 2002:

                               Outstanding Options       Exercisable Options
                            -------------------------  -------------------------
                            Weighted
                            Average       Weighted                Weighted
                            Remaining     Average                 Average
                            Contractual   Exercise                Exercise
Exercise Price  Number      Life (Years)  Price        Number     Price
--------------  ----------  ------------  -----------  ----------  ------------
 Cdn$  4.25        70,000       4.19       Cdn$ 4.25      70,000    Cdn$ 4.25
 Cdn$  7.50        12,000       0.92       Cdn$ 7.50      12,000    Cdn$ 7.50

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

9.   STOCK OPTIONS (cont'd...)

     The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. Stock based compensation recognized during the period ended May 31, 2002 was $20,340 (2001 - $Nil). This amount was allocated to wages and employee benefits in the accompanying statement of operations. If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:


                                       May 31,       May 31,
                                        2002          2001
                                    ------------  ------------
     NET INCOME
       As reported                  $   491,558   $   417,568
       Pro forma                    $   481,586   $   417,568
     BASIC EARNINGS PER SHARE
       As reported                  $      0.51   $      0.42
       Pro forma                    $      0.50   $      0.42
     DILUTED EARNINGS PER SHARE
       As reported                  $      0.48   $      0.40
       Pro forma                    $      0.47   $      0.40

     The weighted average estimated fair value of stock options granted during the periods ended May 31, 2002 and 2001 were Cdn$3.98 and $Nil per share, respectively. These repriced amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:


                                       May 31,       May 31,
                                        2002          2001
                                    ------------  ------------
     Risk-free interest rate              3%             -
     Expected life of the options       2 years          -
     Expected volatility                41.62%           -
     Expected dividend yield               -             -

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

10.  CONTINGENT LIABILITIES AND COMMITMENTS


     a)The Company established an Employee Stock Ownership Plan, whereby the employees may earn up to 90,000 shares of the Company using a formula based on years of service. The establishment of the plan resulted in the Company forming a trust, which acquired from the Company 90,000 shares at a deemed price of Cdn$5.00 per share. As at May 31, 2002 and 2001 and August 31, 2001, 90,000 of these shares were earned by the employees under this plan but remain in the trust (Note 9).

     b)At May 31, 2002 and 2001, the Company had an un-utilized line-of-credit of approximately $1,700,000 and $2,000,000, respectively.

     c)On March 1, 2002 the Company entered into an agreement with Greenwood Forest Products, Inc. ("Greenwood") to acquire certain assets of Greenwood. The assets being acquired consist of nearly $7 million of inventory, purchased in seven installments over the next two years for a price equal to the seller's cost plus 2%; furnishings, equipment and supplies for $260,000 payable at closing (paid); and a license to use all of the intangible assets of the seller for a five year term, with an option to purchase the intangible assets for a nominal amount of $1,000, payable at closing (paid). To date, the Company has made the first instalment for the purchase of inventory in the amount of $729,098.

       Greenwood  is  in  the  business  of  processing  and  distribution   of
       industrial wood and other specialty building products, principally to original equipment manufacturers.

11.  SEGMENTED INFORMATION

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

11.  SEGMENTED INFORMATION (cont'd...)

     Following is a summary of segmented information for the nine month periods:

                                                   May 31,         May 31,
                                                    2002            2001
                                               --------------  --------------
     Sales to unaffiliated customers:
       Building materials                      $  24,631,092   $  13,958,483
       Industrial tools                              576,387         716,219
       Seed processing services and sales          1,910,913       1,163,369
                                               --------------  --------------
                                               $  27,118,392   $  15,838,071
                                               ==============  ==============
     Income from operations:
       Building materials                      $     586,352   $     571,283
       Industrial tools                               55,711          60,405
       Seed processing services and sales            173,847         (32,538)
       General corporate                             (43,883)        (81,167)
                                               --------------  --------------
                                               $      772,027  $     517,983
                                               ==============  ==============
     Identifiable assets:
       Building materials                      $  12,978,512   $   9,468,694
       Industrial tools                              123,613         119,922
       Seed processing services and sales            908,208         348,330
       General corporate                              16,969         119,115
                                               --------------  --------------
                                               $  14,027,302   $  10,056,061
                                               ==============  ==============
     Depreciation and amortization:
       Building materials                      $     202,269   $     132,112
       Industrial tools                                  -               650
       Seed processing services and sales                -            27,608
                                               --------------  --------------
                                               $     202,269   $     160,370
                                               ==============  ==============
     Capital expenditures:
       Building materials                      $     277,161   $      69,453
       Seed processing services and sales             36,394       1,559,516
                                               --------------  --------------
                                               $     313,555   $   1,628,969
                                               ==============  ==============
     Interest expense:
       Building materials                      $      20,360   $     106,989
       Industrial tools                                  -               -
       Seed processing services and sales                -               -
                                               --------------  --------------
                                               $      20,360   $     106,989
                                               ==============  ==============

     For the nine month periods ended May 31, 2002 and 2001 the Company made sales of $6,931,865 (2001 - $4,629,764) and $2,491,255 (2001 - $6,352,069)
     to customers of the building material segments which were in excess of 10% of total sales for the nine month periods.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
MAY 31, 2002

12.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2002, one customer totalling $701,180 accounted for accounts receivable greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

13.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                              May 31,       May 31,
                                               2002          2001
                                           ------------  ------------
     Cash paid during the period for:
       Interest                            $    20,360   $   106,989
       Income taxes                                -             -

     There were no significant non-cash transactions for the nine month periods ended May 31, 2002 and 2001.

                      JEWETT-CAMERON TRADING COMPANY, LTD.
                                   FORM 10-Q
                   For the quarterly period ended May 31, 2002

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

Company operations were up during the third quarter of Fiscal 2002, ended May 31, 2002, as sales increased over the second quarter of Fiscal 2002, ended February 28, 2002. Gross sales increased $12,024,653 during the third quarter of Fiscal 2002 as compared to the third quarter of Fiscal 2001. During the third quarter of Fiscal 2002, the Company experienced an increase in net income of $40,318 as compared to the third quarter of Fiscal 2001. The overall result was net income of $326,427 for the third quarter of Fiscal 2002 and net income for the first nine months of Fiscal 2002 of $491,558. These figures represent increases of $40,318 and $73,990 respectively.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED May 31, 2002 and 2001:

For the third quarter of the current fiscal year, ending May 31, 2002, sales increased 159% to $19,597,409 as compared to $7,572,756 for the same quarter of the previous year. The primary reason for the increase in sales was the contribution of Greenwood Products, Inc. - a newly organized Oregon corporation and wholly-owned subsidiary of Jewett Cameron Lumber Corporation. Greenwood Products, Inc. resulted from the purchase by Jewett-Cameron Lumber Corporation of the business and certain assets of Greenwood Forest Products, Inc. of Portland, Oregon.

General and administrative expenses for the Company were $2,180,886 for the third quarter, up from $853,661 for the third quarter of the previous year. The primary reasons for the increase of $1,327,225 in expenses was the increase in corporate activity brought about by the addition of Greenwood Products, Inc. and the increase in the activities of Jewett Cameron Seed Co., a wholly-owned subsidiary of the Company created during Fiscal 2001. Virtually all expense categories increased substantially during the third quarter of Fiscal 2002. Depreciation and amortization increased $12,446 over the prior like period; insurance increased $56,490 over the prior like period; office and miscellaneous increased $82,591 over the prior like period; professional fees increased $40,520 over the prior like period; rent increased $41,313 over the prior like period; repairs and maintenance increased $5,977 over the prior like period; telephone and utilities increased $13,239 over the prior like period; travel, entertainment and advertising increased $23,331 over the prior like period; Warehouse expenses and supplies increased $36,830 over the prior like period; and, wages and employee benefits increased $974,557 over the prior like period.

Net income for the quarter was $326,427. This represents an increase of 14% over the third quarter of last year when net income was $286,109. The increase in net income was due primarily to an increase in income from operations and a decrease in interest expense.

                      JEWETT-CAMERON TRADING COMPANY, LTD.
                                   FORM 10-Q

                   For the quarterly period ended May 31, 2002

Earnings per share (fully diluted) were $0.32 for the third quarter of Fiscal 2002 compared to $0.28 for the third quarter of fiscal 2001 an increase of 14%.

NINE  MONTHS  ENDED  May  31,  2002:

Sales for the first nine months of Fiscal 2002 increased 71% to $27,118,392 compared to $15,838,071 in the same period last year.

Sales for Jewett-Cameron Lumber were $24,631,092 for the nine months ended May 31, 2002, up 76% compared to sales of $13,958,483 for the same period of last year.

Sales for MSI-PRO (pneumatic tools and industrial clamps) were $576,387 for the nine months ended May 31, 2002 compared to $716,219 for the same period of last year, a decrease of $139,832.

Sales for Jewett-Cameron Seed Company were $1,910,913 for the nine months ended May 31, 2002 compared to $1,163,369 for the same period last year resulting in an increase of 64%.

General and administrative expenses for the Company were $3,808,059 for the nine month period up from $2,267,598 for the same period of last year. The primary reason for the increase of $1,540,461is the addition of the operations of the Company's newest wholly-owned subsidiary, Greenwood Products, Inc. As was the case during the three months ended May 31, 2002 as compared to the three months ended May 31, 2001, all expense categories increased with the exception of foreign exchange (gain) loss because of the increased business activity brought about by the operations of Greenwood Products, Inc. Depreciation increased by $41,899; insurance increased by $61,768; office and miscellaneous increased by $68,676; professional fees increased by $$34,025; rent increased by $41,313; repairs and maintenance increased by $2,881; telephone and utilities increased by $25,046; travel, entertainment and advertising increased by $35,221; warehouse expense and supplies increased by $66,874; and, wages and employee benefits increased by $1,128,166.

Net income for the first nine months of Fiscal 2002 was $491,558 which represents an 18% increase over the first nine months of last year when net income was $417,568. The increase in net income was due primarily to higher sales and lower interest expenses.

Earnings per share (fully diluted) were $0.48 for the first nine months of Fiscal 2002 compared to $0.40 for the same period of Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2002 the Company had working capital of $3,948,274 which represented an increase of $526,465 as compared to the working capital of $3,421,809 as of May 31, 2001. The increase in working capital was due to a decrease in cash and cash equivalents of $167,336; an increase in accounts receivable of $3,029,515; an increase in inventory of $588,243; and, an increase in prepaid expenses of $64,958. The expansion in business brought about by the addition of Greenwood Products also resulted in an increase in bank indebtedness of $481,135 and an increase in accounts payable and accrued liabilities of $2,842,452.

Accounts Receivable and Inventory represented 96% of current assets and both continue to turn over at acceptable rates.

                      JEWETT-CAMERON TRADING COMPANY, LTD.
                                   FORM 10-Q
                   For the quarterly period ended May 31, 2002

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.5 million of which there was an outstanding balance as of May 31, 2002 of $2,964,652. As of the end of Fiscal 2001 (August 31st) the Company had an outstanding balance of $297,960.

Based on the Company's current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISKS:

The Company does not have any derivative financial instruments as of May 31, 2002. However, the Company is exposed to interest rate risk.

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


                                Jewett-Cameron Trading Company Ltd.
                                          (Registrant)


Dated: July 10, 2002            /s/ Donald M. Boone
                                ---------------------------------------
                                Donald M. Boone, President/CEO/Director