Form 10-K
period 2002-08-31
JEWETT CAMERON TRADING CO LTD
filed 2002-11-26
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2002

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

(Address of principal executive office)

Registrant’s telephone number, including area code: 503-647-0110

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements.                           Yes xxx    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB                                        [xx]

State the issuer’s revenues for its most recent fiscal year:         $43,625,125

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days;                                                  11/12/01: US$5,242,868.68

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date; 11/12/01:                   1,015,890

Index to Exhibits on Page 26

Jewett-Cameron Trading Company Ltd.

Form 10-K

TABLE OF CONTENTS

                                                             Page

PART I

Item 4.  Submission of Matters to a Vote of Security Holders.  13

PART II

Item 5.  Market for Registrant’s Common Equity and

         Related Stockholder Matters........................   13

Item 6.  Selected Financial Data.............................  15

Item 7.  Management’s Discussion and Analysis of Financial

         Condition and Results of Operation..................  16

Item 8.  Financial Statements and Supplemental Data..........  19

Item 9.  Changes in and Disagreements with Accountants

          on Accounting and Financial Disclosure.............  20

PART III

Item 10.  Directors and Executive Officers of the Registrant.  20

Item 11.  Executive Compensation.............................  22

Item 12.  Security Ownership of Certain Beneficial Owners

           and Management....................................  25

Item 13.  Certain Relationships and Related Transactions.....  26

Item 14.  Exhibits, Financial Statement Schedules

          and Reports on Form 8-K............................  26

Financial information                                          28

Signatures                                                     52

Certification                                                  53

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business

Jewett-Cameron Trading Company Ltd. (the "Company") was incorporated in British Columbia, Canada, on 7/8/87, as a holding company for Jewett-Cameron Lumber Company (“JCLC”).  The Company acquired all of the shares of JCLC through a stock-for-stock exchange and on 7/13/87, Jewett-Cameron Lumber Corporation became a wholly owned subsidiary of Jewett-Cameron Trading Company Ltd.

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

The Company’s wholly-owned subsidiary, Jewett-Cameron South Pacific Ltd. ("JCSP") was incorporated in the Kingdom of Tonga in July 1990.  The Company has closed its operations in Tonga.

The Company’s wholly-owned subsidiary, Jewett-Cameron Seed Company (“JCSC”) was incorporated in Oregon, USA in October 2000. This company was formed after the Company acquired certain assets of a company called Agrobiotech Inc. The assets acquired by the Company were located at 31345 N.W. Beach Road in Hillsboro, Oregon. The assets purchased by the Company consisted of thirteen plus acres of land; 105,000 square feet of buildings; rolling stock; and, equipment.  This facility was utilized for seed and grain processing, storage and brokerage.  JCSC now operates as a seed and grain processing, storage and brokerage business.

The Company’s wholly-owned subsidiary, Greenwood Products, Inc. was incorporated in Oregon, USA in February 2002. This company was formed after Jewett-Cameron Lumber Company acquired the business and certain assets of Greenwood Forest Products, Inc., of Portland, Oregon. The assets acquired consisted of nearly $7 million of inventory (at year end) which is scheduled to be purchased in eight installments over a two year period beginning in February 2002 for a price equal to the seller’s cost plus 2%.

Associated furnishings, equipment and supplies were also purchased for $260 thousand. The Company also purchased a license to use all of the intangible assets of the seller for a five year term, with an option to purchase for a nominal amount at the end of the term, is being acquired for $1 thousand which was paid upon closing. The initial acquisition price was paid from the working capital of Jewett-Cameron Trading Company Ltd. and management expects to purchase the inventory utilizing capital provided by working capital and working capital loans. Greenwood Products, Inc. is continuing the business of Greenwood Forest Products, Inc. This business involves the processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

Financial Information About Business Segments

                                     United States Dollars

                                 Fiscal Years Ended August 31st

                                2002          2001          2000

SALES:

Building Materials:

  United States(1)         $40,233,397  $19,369,153   $23,336,751

  South Pacific                                           45,602

Industrial Tools:             776,545      919,169     1,111,833

Seed processing & sales     2,615,183_   1,824,632_  ____________

                          $43,625,125  $22,112,954   $24,494,186

INCOME (LOSS) FROM OPERATIONS:

Building Materials:

  United States           $1,503,433    $  843,278    $1,250,539

  South Pacific                           (2,285)     (190,610)

Industrial Tools:             89,043       (23,981)      150,123

General Corporate:           (49,986)     (107,547)     (87,549)

Seed processing & sales      249,526     ___35,894     _________

                          $1,742,016    $  745,359    $1,122,503

IDENTIFIABLE ASSETS:

Building Materials:

  United States          $12,960,069    $6,739,910    $6,456,978

  South Pacific                                          247,907

Industrial Tools:            121,458       101,409       116,753

General Corporate:            16,604        19,707       115,722

Seed processing & sales    1,303,549     __815,699     _________

                         $14,401,680    $7,676,725    $6,937,360

(1)$14,671,878 is attributable to home improvement products and $25,561,159 is attributable to Greenwood Products, Inc.

Narrative Description of Business

The following material describes the business of each of the operating subsidiaries.  The holding company and the operating subsidiaries employ a total of 70 people.

Jewett-Cameron Lumber Corporation

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

During Fiscal 2002/2001/2000, sales of Greenwood Products, Inc. combined with sales to home improvement centers represented about 92.2%/87.6%/95.3% of revenue; with export, industrial tools and seed processing and sales representing 7.8%/12.4%/4.7%, respectively.  The Fiscal 2002 decrease in the percent related to export, industrial tools and seed processing and sales is a result of the increased revenues from the first partial year of operations which include the Company’s wholly-owned subsidiary, Greenwood Products, Inc.

JCLC concentrates a portion of its sales efforts on the home improvement industry, an industry that has not been subject to major business cycles.  Traditionally, the new home construction portion of the lumber industry is highly sensitive to the US economy and interest rates and generally suffers during periods of economic decline and high interest rates, due to the reduction in housing starts.  JCLC has concentrated on building a customer base in the residential repair and remodeling segment of the industry (a growing market fueled by professional remodelers and do-it-yourself homeowners), making it less susceptible to swings in housing starts.

The products JCLC sells are not unique and with few exceptions are available from multiple suppliers; however, the service provided by JCLC is unique in that it includes bar coding of all products; shrink wrapping of all individual orders; and, just in time delivery to most customers. Export sales are primarily timbers.

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

* Garden Timbers - Treated, untreated, or stained including

                   cherrytone garden ties, bender board, stakes,

                   and lath.

*  Gates

*  Arbors

*  Pine shelving and furring.

*  Fire retardant dimension lumber and plywood.

*  Dimension lumber.

*  Plywoods and oriented strand board.

*  Dowels

*  Kennels

*  Greenhouses

*  Portable storage buildings

*  Outdoor seating

A company-owned distribution center and headquarters office facility in North Plains, Oregon was completed in November 1995.  This complex includes 40,000 square feet under roof of warehouse, office, and manufacturing space on five paved acres.  This facility gives JCLC the capacity to provide a broad range of products and services to its customer base from Northern California to Alaska.

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

Historically, JCLC receives commitments from a number of large home improvement chains in the late fall/early winter to supply product at a fixed price for a specified period of time; i.e., for three months of firm pricing once the season begins.

Major Customers	Fiscal Years Ended August 31st

	2002	2001	2000
Lowes Companies	<5%	8%	15%
Fred Meyer Inc.	7%	40%	36%
The Home Depot Inc.	21%	31%	21%
HomeBase Inc.	<5%	3%	13%
U.S. Marine	7%	N/A	N/A

The home improvement business is seasonal, with most sales occurring between February and August.  Historically, the Company negotiates an agreement with each of its major home center customers in the fall of each year to include products to be carried and approximate volumes required for the coming home improvement season.  Deliveries for the new season normally begin in late February, depending on weather.

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

JCLC's home improvement center market area consists of stores in Alaska, northern California, Oregon, and Washington being served out of the North Plains, Oregon warehouse, and Utah, Colorado, Idaho, Wyoming, Montana, and northern Nevada served out of the Ogden, Utah warehouse.  Its home improvement sales of $15 million represents less than 1% of the lumber category sales by the major home improvement center chains in this primary service area.

The larger companies are often unwilling to compete with a JCLC or OREPAC in terms of product flexibility and service of individual retail stores.  OREPAC, like JCLC, serves the Pacific region; however, their product mix is different and they concentrate on building materials other than lumber and plywood.

During the spring of 1993, JCLC acquired a manufacturing plant to produce several lines of products for home improvement center customers.  The plant was moved to a larger facility in Portland in August 1993, and subsequently was moved to an existing building on the North Plains facility in March 1995.  The plant currently custom cuts cedar fencing products and pine boards.

MSI-PRO Co.

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

The pneumatic air tools, manufactured and sold under the name MSI-PRO, are of a light industrial application and are moderately priced.  MSI-PRO exclusively markets the MSI-PRO line.

The industrial clamps are somewhat newer to the Company.  The line is high-quality and moderately priced and covers a wide variety of potential customers.

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

The U.S. sales volume in industrial clamps is approximately US$400 million annually.  There are fewer competitive lines available and MSI-PRO expects to gain a larger share of the market in industrial clamps than in pneumatic air tools.

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

In Fiscal 1999 the Company made the decision to wind down its operations in Tonga. As of August 31, 2001, the company had no remaining interests in Tonga.

Business Risks

This annual report includes “forward–looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward-looking statements.  All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs.

•

Demand for company products may change;

•

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if any primary supplier increased the prices of products;

•

Fluctuations in quarterly and annual operating results may make it difficult to predict future performance;

•

Shareholders could experience significant dilution;

•

The Company could lose its significant customers;

•

The Company could experience delays in the delivery of its products;

•

A loss of the bank credit agreement could impact future liquidity;

•

The limited daily trading volume of the Company’s common stock could make it difficult for investors to purchase additional shares or sell currently held shares.

Demand for Company products may change:

In the past the Company has experienced decreasing annual sales in the areas of home improvement products and industrial tools. The reasons for this can be generally attributed to worldwide economic conditions, specifically those pertaining to lumber prices; demand for industrial tools; and, consumer interest rates. If economic conditions continue to worsen or if consumer preferences change, the Company could experience a significant decrease in profitability.

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials:

The Company’s manufacturing operation, which consists of cutting fencing material to specific sizes and shapes, depends upon obtaining adequate supplies of lumber on a timely basis. The results of operations could be adversely affected if adequate supplies of raw materials cannot be obtained in a timely manner or if the costs of lumber increased significantly.

Fluctuations in quarterly and annual operating results may make it difficult to predict future performance:

Quarterly and annual operating results could fluctuate in the future due to a variety of factors, some of which are beyond management’s control. As a result of quarterly fluctuations, it is important to realize quarter-to-quarter comparisons of operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

Shareholders could experience significant dilution:

The Company is authorized to issue up to 10,000,000 shares of preferred stock, without par value per share.  As of the date of this Annual Report, no shares of preferred stock have been issued.  The Company’s preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of Directors may fix and determine from time to time.  Any such preferences may operate to the detriment of the rights of the holders of the Common Stock and would cause dilution to these shareholders.

The Company could lose its significant customers:

The top ten customers of the Company represent 49% of its business.  The Company would experience a significantly adverse effect if  these customers were lost and could not be replaced.

The Company could experience delays in the delivery of its products:

The Company purchases its products from other vendors and a delay in shipment from these vendors to the Company could cause significant delays in delivery to the Company’s customers. This could result in a decrease in sales orders to the Company.

A loss of the bank credit agreement could impact future liquidity:

The Company currently maintains a line of credit with U.S. Bank in the amount of $5 million. A loss of this credit line could have a significantly adverse effect on the liquidity of the Company.

The limited daily trading volume of the Company’s common stock could make it difficult for investors to purchase additional shares or sell currently held shares in the open market:

The shares of the Company currently trade within the NASDAQ system in the United States and on the Toronto Stock Exchange in Canada. The average daily trading volume of the Company’s common stock is 500 shares within the NASDAQ system and significantly less on the Toronto Stock Exchange.  With this limited trading volume investors could find it difficult to purchase or sell the Company’s common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located at 32775 NW Hillcrest, North Plains, Oregon  97133.  The Company purchased the five acres of land for $350,000 in January 1995 and finished construction for $850,000 of the 40,000 sq.ft. facility (6,000 sq.ft. of office space, 10,000 sq.ft. of manufacturing space, and 24,000 sq.ft. of warehouse space) in October 1995.

The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base from northern California to Alaska.

In July 1994, the Company purchased a distribution complex at 9501 West 900 South, Ogden, Utah for $295,000.  This 30-acre, 28,500 sq.ft. facility is used to service the Company’s customer base in the Rocky Mountain region.

In October 2000, the Company purchased all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762. The Company operates its wholly owned subsidiary, Jewett-Cameron Seed Company out of this facility. This facility consists of thirteen plus acres of land, 105,000 square feet of buildings; rolling stock; and, equipment. It is currently used exclusively for seed processing, seed storage and seed brokerage. It is located at 31345 N.W. Beach Road in the town of Hillsboro, Oregon.

In February 2002, the Company purchased the business and certain assets of Greenwood Forest Products, Inc. Jewett-Cameron Lumber Company, a wholly-owned subsidiary of Jewett-Cameron Trading Company Ltd., operates its wholly owned subsidiary Greenwood Products, Inc. out of this facility which is located at 15895 S.W. 72nd Avenue, Suite 200 in Tigard, Oregon. The Company pays a monthly lease payment for this 8,000 square foot facility of $14,000. There are currently twenty-five people employed here.

ITEM 3.  LEGAL PROCEEDINGS

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY

         AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is issued in registered form.  Computershare Investor Services, Inc. (located in Vancouver, British Columbia, Canada) is the registrar and transfer agent for the common stock.

On 11/14/02, the shareholders' list for the Registrant's common shares showed 28 registered shareholders and 1,018,562 shares outstanding, including 22 registered holders in the United States holding 1,015,890 shares.

As of 11/14/02, the Registrant estimates that there are 40 “holders of record” of its common stock resident in the United States holding the above referenced 1,015,890 shares.

As of 11/14/02, the Registrant estimates there are over 350 total beneficial shareholders of its common stock.

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

Table No. 1 lists the volume of trading and high, low and closing sales prices on the NASDAQ Small Capital stock exchange for the Registrant's common shares for the last eight fiscal quarters.  The price was $8.26 on 11/14/02.

Table No. 1

NASDAQ Small Capital Stock Exchange

Common Shares Trading Activity

  Fiscal                                      - Sales -

 Quarter                                     US Dollars

   Ended                    Volume      High     Low     Closing_

 8/31/02                     227,500   $9.45   $8.36       $8.84

 5/31/02                     44,900    $9.49   $8.15       $8.28

 2/28/02                     46,800    $9.25   $6.91       $9.25

11/30/01                     49,600    $7.32   $6.30       $7.10

 8/31/01                     22,300    $6.36   $6.01       $6.73

 5/31/01                     22,500    $6.15   $5.31       $6.01

 2/28/01                     41,100    $6.69   $4.81       $5.75

11/30/00                     64,200    $5.12   $4.50       $4.81

The Registrant's common shares also trade on the Toronto Stock Exchange in Toronto, Ontario, Canada, having the trading symbol "JCT".  The common stock commenced public trading on the Toronto Stock Exchange in February 1994, following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the Toronto Stock Exchange for the Registrant's common shares for the last eight fiscal quarters.  The price was CDN$12.91 on 11/14/02.

                         Table No. 2

                   Toronto Stock Exchange

                 Common Shares Trading Activity

  Fiscal                                        - Sales -

 Quarter                                    Canadian Dollars

   Ended                     Volume      High    Low     Closing_

 8/31/02                       4,425   $14.15  $12.78      $13.50

 5/31/02                       7,000   $14.69  $12.42      $12.42

 2/28/02                      20,289   $14.50  $11.00      $14.50

11/30/01                      21,400   $11.38  $10.00      $11.38

 8/31/01                      10,020   $10.00   $9.26      $10.00

 5/31/01                       7,140     9.45    8.50        9.34

 2/28/01                      10,000     9.24    7.50        9.24

11/30/00                      22,381     8.10    7.50        7.50

There are no restrictions that limit the Registrant’s ability to pay dividends on its common stock.  The Registrant has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Registrant is to retain future earnings for use in its operations and expansion of its business.

If dividends were to be paid, Canadian law states that in the case of dividends paid to residents not of Canada, the Canadian tax is withheld by the Registrant, which remits only the net amount to the shareholder.  By virtue of Article X of the Tax Convention, the rate of tax on dividends paid to residents of the United States is generally limited to 15% of the gross dividend (or 10% in the case of certain corporate shareholders owning at least 10% of the Registrant’s voting shares).  In the absence of the treaty provisions, the rate of Canadian withholding tax imposed on non-residents is 25% of the gross dividend.  Stock dividends received by non-residents from the Registrant are taxable by Canada as ordinary dividends.

ITEM NO. 6.  SELECTED FINANCIAL DATA

The selected financial data in Table No. 3 for Fiscal 2002/2001/2000 ended August 31st was derived from the  financial statements of the Company which were audited by Davidson & Company, independent Chartered Accountants, as indicated in their report which is included elsewhere in this Annual Report.  The selected financial data for Fiscal 1999/1998 was derived from audited financial statements of the Company, not included herein.

The selected financial data was extracted from the more detailed financial statements and related notes included herein and   should be read in conjunction with such financial statements and with the information appearing under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Table No. 3

Selected Financial Data

($ in 000, expect per share data)

                             Year    Year      Year     Year    Year

                            Ended   Ended     Ended    Ended   Ended

                          8/31/02  8/31/01  8/31/00  8/31/99  8/31/98

Revenue                   $43,625  $22,113  $24,494  $29,102  $26,179

Gross Profit               $7,118   $4,232   $3,866   $4,288   $3,392

Net Income                   $837     $712     $609     $593     $102

Earnings per Share:         $0.84    $0.72    $0.60    $0.52    $0.09

Fully Diluted EPS:          $0.80    $0.70    $0.58    $0.51    $0.08

Dividends Per Share         $0.00    $0.00    $0.00    $0.00    $0.00

Basic Avg Shares(000)       1,002      989    1,021    1,132    1,148

Diluted Avg Shares(000)     1,052    1,023    1,054    1,167    1,236

Working Capital            $4,383   $3,666   $4,609   $4,181   $3,650

Long-Term Debt                  0        0        0        0      580

Shareholders’ Equity       $7,417   $6,694   $6,150   $5,984   $5,717

Total Assets              $14,402   $7,677   $6,937   $7,214   $7,220

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00 should be read in conjunction with the financial statements of the Company and related notes included therein.

All references to common shares refer to the Company's Common Shares without Par Value unless otherwise indicated.

Results of Operations.

Sales increased 97% to $43,625,125 during Fiscal 2002 as compared to Fiscal 2001 when sales were $22,112,954. (Sales for Fiscal 2000 were $24,494,186.) The significant increase in sales during Fiscal 2002 as compared to Fiscal 2001 was due primarily to the contribution of Greenwood Products, Inc. which is a wholly owned subsidiary of Jewett-Cameron Lumber Company. Jewett-Cameron Seed Company, a wholly owned subsidiary of the Registrant also contributed with an increase in sales of $790,551 or 43% during Fiscal 2002 as compared to Fiscal 2001.

Gross profit for Fiscal 2002 increased 68% to $7,118,361 from $4,232,404 in Fiscal 2001. (Gross profit for Fiscal 2000 was $3,866,372.)

As would be expected with the addition of Greenwood Products, Inc., which occurred in February of Fiscal 2002, general and administrative expenses increased by $2,289,300 during Fiscal 2002 as compared to Fiscal 2001. This represented an increase of 66% for Fiscal 2002 as compared to Fiscal 2001. Management believes that this increase is more than offset by the increase in sales of 97%; the increase in gross profit of 68%; and, the increase in net profit of 17.5% which occurred during Fiscal 2002 as compared to Fiscal 2001.

An increase in wages and employee benefits of $1,869,295, attributable primarily to staff associated with Greenwood Products, Inc., was the primary reason for the increase in general and administrative expenses. Other expense increases of significance were warehouse and supplies (up $145,174); travel, entertainment and advertising (up $45,643); telephone and utilities (up $33,170); rent (up $84,338); professional fees (up $71,382); office (up $58,770); and, depreciation and amortization (up $67,032).

Interest expense decreased from ($124,200) reported in Fiscal 2001 to ($53,587) reported in Fiscal 2002. The primary reason for the decrease in interest expense was the lower cost of borrowing resulting from the lowering of the prime rate by the Federal Reserve Board and the fact that management made a decision to reduce inventory levels. As would be expected, the category of “interest and other income” also decreased during Fiscal 2002 as compared to Fiscal 2001 declining from $14,002 reported in Fiscal 2001 to only $1,041 reported in Fiscal 2002.

Net Income rose to $837,024 in Fiscal 2002 from $712,196 in Fiscal 2001 and $608,679 in Fiscal 2000. The corresponding basic earnings per share were $0.84 for Fiscal 2002; $0.72 for Fiscal 2001; and, $0.60 in Fiscal 2000. Fully diluted earnings per share were $0.80 in Fiscal 2002; $0.70 in Fiscal 2001; and, $0.58 in Fiscal 2000.

Jewett-Cameron Lumber Company

JCLC posted a 108% increase in sales to $40.2 million in Fiscal 2002 as compared to Fiscal 2001 which had sales of $19,369,153. The increase was primarily the result of the contribution of JCLC’s wholly owned subsidiary, Greenwood Products, Inc.

JCLC’s income from operations increased 78% in Fiscal 2002 to $1,503,433 compared with $843,278 in Fiscal 2001 and $1,250,539 in Fiscal 2000.  The cause of the increase is again primarily attributable to the contribution of Greenwood Products, Inc.

MSI-PRO Co.

The Fiscal 1997 renaming of the industrial tools under the "MSI-PRO" label has continued to provide a better product identity and a more efficient use of marketing dollars.  Sales, however, have continued to decrease. Sales were $776,545 for Fiscal 2002; $919,169 for Fiscal 2001; and, $1,111,833 for Fiscal 2000. Management has hired a new sales manager in an effort to increase sales of the Company’s industrial tools.

Jewett-Cameron Seed Company

Fiscal 2002 was the second year of operations for Jewett-Cameron Seed Company that was incorporated as a wholly owned subsidiary of the Company in October 2000. At the end of Fiscal 2002, sales from Jewett-Cameron Seed Company were $2,615,183 and income from operations was $249,526. In the prior fiscal year, sales were $1,824,632 and income from operations was $35,894. Management attributes the increase in sales and income from operations to a marketing campaign, which includes regular communication with the growers of seed, and to an increased efficiency of operations enabled by improvements resulting from capital expenditures that began during Fiscal 2001.

Liquidity and Capital Resources

Cash flows from Fiscal 2002 Operating Activities totaled $2,058,077, including the $837,024 Net Income.  Material adjustments included $287,102 of amortization/depreciation;  deferred income taxes in the amount of $35,400; stock-based compensation in the amount of $20,340; an increase in accounts receivable in the amount of ($4,233,742); an increase in inventory in the amount of ($2,296,756); an increase in prepaid expenses in the amount of (($41,314); and, an increase in accounts payable and accrued liabilities in the amount of $3,333,869.

Cash Flows from Fiscal 2002 Investing Activities totaled ($328,276), consisting almost exclusively of assets associated with the purchase of the business and certain assets of Greenwood Forest Products, Inc. in February of 2002. (These assets were primarily in the category of office equipment and office supplies.)

Cash Flows from 2002 Financing Activities included an increase in bank indebtedness of $2,667,679; Treasury shares acquired in the amount of ($175,059); and the issuance of capital stock for cash in the amount of $41,102. (The capital stock issued for cash was the result of the exercise of stock options by Directors of the Company.)

Cash flows from Fiscal 2001 Operating Activities totaled $1,607,011, including the $712,196 Net Income.  Material adjustments included $220,070 of amortization/depreciation; a gain of($85,100) in deferred income taxes;  a $676,396 decrease in accounts receivable; a $222,548 decrease in inventory; an increase in prepaid expenses of ($36,862); and, a decrease of ($102,237) in accounts payable and accrued liabilities.

Cash Flows from Fiscal 2001 Investing Activities totaled ($1,622,072), consisting almost exclusively of the purchase of the capital assets from Agro Biotech in the early part of the fiscal year.

Cash Flows from 2001 Financing Activities included an increase in bank indebtedness of $297,960 and Treasury shares acquired in the amount of($168,554).

Working capital was $4,383,531 at 8/31/02 compared with $3,665,898 at 8/31/01.  Major working capital changes during Fiscal 2002 were an increase in cash of $147,369; an increase in accounts receivable of $4,233,742; an increase in inventory of $2,296,756; an increase in prepaid expenses of $41,314; and, an increase in current liabilities of $6,001,548 consisting of an increase in bank indebtedness in the amount of $2,667,679 and an increase in accounts payable and accrued liabilities in the amount of $3,333,869. The changes, both negative and positive, in these components of the balance sheet all resulted from the addition of the business of Greenwood Products, Inc.

The daily cash needs of the Company are met throughout the year through the bank line-of-credit of JCLC and from the daily operations associated with the normal course of business.  JCLC has a bank line-of-credit of $6.0 million, which along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements, schedules, and notes thereto as required under ITEM #8 are attached hereto and found immediately following the text of this Annual Report.  The audit report of Davidson & Company, independent Chartered Public Accountants, is included herein immediately preceding the financial statements.

Audited Financial Statements:

Fiscal 2002 Ended August 31st

Independent Auditor's Report, dated 10/11/02

Consolidated Balance Sheets at 8/31/02 and 8/31/01

Consolidated Statements of Operations for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00

Schedule of Consolidated General and Administrative Expenses

for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00

Consolidated Statements of Stockholders’ Equity for the fiscal year ended 8/31/02

Consolidated Statements of Cash Flows for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00

Notes to The Consolidated Financial Statements

Independent Auditor’s Report dated October 11, 2001

Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

         ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists as of 11/14/02 the names of the Directors of the Registrant.  The Directors have served in their respective capacities since their election at the 1/12/01 Annual Meeting of Shareholders and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Registrant.

Table No. 4

Directors

                                               Year First Elected

Name                                    Age          or Appointed

Donald M. Boone (1)(3)                   62             July 1987

Jeffery J. Lowe (1)(2)                   45         February 1995

James R. Schjelderup (1)(2)              48             July 1987

Stephanie Rink (1)(2)                    44             July 2000

(1)  Member of Audit Committee.

(2)  Resident of Canada.

(3)  Resident of Oregon, USA.

Table  No. 5 lists, as of 11/14/02, the names of the Executive Officers and certain significant employees of the Registrant.  The Executive Officers serve at the pleasure of the Board of Directors.  All Executive Officers are residents/citizens of the United States and spend full-time on the affairs of the Registrant.

Table No. 5

Executive Officers

Name               Position         __             Board Approval

Donald M. Boone    President/Treasurer                       1987

Michael C. Nasser  Corporate Secretary                       1987

Business Experience

Donald M. Boone has over thirty-eight years in sales and corporate management, including twenty-seven years affiliated with companies in the forest products industry.

Jeffery J. Lowe has been a corporate, commercial and securities attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada since 1983.

Michael C. Nasser has over thirty-three years experience in sales and corporate management, including twenty-eight years affiliated with companies in the forest products industry.

James R. Schjelderup has many years experience in computers and corporate management.  He has been an independent computer consultant in the Vancouver, British Columbia, Canada area since 1988.

Stephanie Rink has over seventeen years experience in consulting to the management of businesses in the field of personal growth.  She has been an independent consultant in the Vancouver, British Columbia, Canada area since 1985 and she travels throughout North America and Europe presenting seminars in personal growth and personal development.

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

The Company  grants  stock  options  to  Directors, Executive Officers and employees; refer to ITEM #11, "Executive Compensation, Stock Option Program".

The Company established an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Company; refer to ITEM #11, “Executive Compensation, Employee Stock Ownership Plan”.

Other than participation in the aforementioned stock option plan and/or ESOP, no funds were set aside or accrued by the Company during Fiscal 2002 to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2003 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per Executive Officer.

No Executive Officer/Director received other compensation in excess of the lesser of US$25,000 or 10% of such officer's cash compensation, and all Executive Officers/Directors as a group did not receive other compensation which exceeded US$25,000 times the number of persons in the group or 10% of the compensation.

Except for the aforementioned stock option plan and ESOP, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers.  However, Michael C. Nasser and Donald M. Boone receive a discretionary bonus.

The Company has no written employment agreements.

Cash Compensation

Table No. 6 details compensation paid during Fiscal 2002 Ended 8/31/02 to the Chief Executive Officer and the only other Executive Officer, to the extent he was compensated in excess of $100,000.  Aggregate compensation to all Directors and Executive Officers during Fiscal 2002 was $251,150.

Table No. 6

Summary Compensation Table

Name and                           _____Annual Compensation____           All

Principal               Fiscal                     Other Annual         Other

Position                  Year     Salary   Bonus  Compensation  Compensation

Donald M. Boone, CEO      2002    $36,000   $     0          $0            $0

                          2001    $36,000   $30,000           0             0

                          2000    $36,000                     0             0

                          1999    $36,000   $30,000           0             0

Michael C. Nasser         2002   $177,000   $38,150          $0            $0

Corporate Secretary       2001   $143,750         0           0             0

                          2000    120,000    55,728           0             0

                          1999    120,000    78,675           0             0

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with SOP-93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  Th Company records compensation expense equal to the market price of the shares acquired on the open market.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $155,051, $82,530 and $67,650 for 2002, 2001 and 2000, respectively.  The ESOP shares allocated as of August 31, 2002 were 147,667 and as of August 31, 2001, the ESOP shares allocated were 131,099.

Stock Option Program

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

The exercise price of all stock options granted under the stock option program must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant, and the maximum term of each stock option may not exceed ten years and are determined in accordance with Toronto Stock Exchange ("TSE") guidelines.

The names and titles of the Directors and Executive Officers of the Registrant to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 7 as of 11/14/02, as well as the number of options granted to Directors and all employees as a group.

Table No. 7

Stock Options Outstanding

                                   Number of Shares of     CDN$

                                                Common     Exer.    Expiration

Name                                             Stock     Price          Date

Donald M. Boone	35,000	$4.25	8/06/2006
Michael C. Nasser	35,000	$4.25	8/06/2006
Jeffrey Lowe	4,000	$7.50	4/30/2003
James Schjelderup	4,000	$7.50	4/30/2003
Stehpanie Rink	4,000	$7.50	4/30/2003
Total Officers/Directors (5 persons)	82,000
Total Employees/Consultants	0
Total Officers/Directors/Employees	82,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

The Registrant is a publicly-owned corporation, the shares of which are owned by United States residents, Canadian residents,  and residents of other jurisdictions.  The Registrant is not controlled directly or indirectly by another corporation or any foreign government.  There are no arrangements which may result in a change of control of the Registrant.

The Registrant is aware of two individuals as being the beneficial owner of more than ten percent (10%) of the common stock of the Registrant, as described in Table No. 8(2).

Table No. 8 lists as of 11/14/02 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

Table No. 8

Shareholdings of Directors and Executive Officers

Title                                 Amount and Nature   Percent

 of                                       of Beneficial        of

Class   Name of Beneficial Owner (1)          Ownership   Class #

Common  Donald M. Boone (2)                     299,190     28.5%

Common  Michael C. Nasser (3)                   157,304     15.0%

        Total                                   456,494     43.5%

(1) Addresses: c/o Jewett-Cameron Trading Company Ltd.

                   32775 NW Hillcrest, North Plains, Oregon  97133

(2) 35,000 represent currently exercisable stock options.

(3) 35,000 represent currently exercisable stock options.

#  Based on 1,015,890 shares outstanding as of 11/14/02 and

   currently exercisable stock option owned by each beneficial stockholder.

(2) U.S. National Bank, Trustee for Jewett Cameron Trading Co. Ltd. Employee Stock Option Plan and Trust is the holder of 147,667 common shares which represents 14.5% of the issued and outstanding shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jeffery J. Lowe, a Director of the Company, is an attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada who are the Company’s legal counsel.  During Fiscal 2002/2001/2000, respectively, the Company paid them $16,464, $15,882, $8,794, for legal services.

Other than discussed above, there have been no transactions since 8/31/95, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more that 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.  Management believes the transactions referenced above were on terms at least as favorable to the Company as the Company could have obtained from unaffiliated parties.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

          AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedules:

    Independent Auditor's Report, dated 10/11/02

    Consolidated Balance Sheets at 8/31/02 and 8/31/01

    Consolidated Statements of Operations

    for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00

    Schedule of Consolidated General and Administrative Expenses

     for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00

    Consolidated Statements of Stockholders’ Equity

     for the fiscal year ended 8/31/02

    Consolidated Statements of Cash Flows

     for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00

    Notes to The Consolidated Financial Statements

      Independent Auditors’ Report, dated 10/11/02

    Financial Statement Schedule

     Schedule II: Valuation and Qualifying Accounts

(B) Reports on Form 8-K:

    February 25, 2002

(C)  Index to Exhibits:

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

AUGUST 31, 2002

DAVIDSON & COMPANY

Chartered Accountants

A Partnership of Incorporated Professionals

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of

Jewett-Cameron Trading Company Ltd.

We have audited the consolidated balance sheets of Jewett-Cameron Trading Company Ltd. as at August 31, 2002 and 2001 and the consolidated statements of operations, general and administrative expenses, stockholders’ equity and cash flows for the years ended August 31, 2002, 2001 and 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as at August 31, 2002 and 2001 and the results of its operations and cash flows for the years ended August 31, 2002, 2001 and 2000, expressed in U.S. dollars, in accordance with generally accepted accounting principles in the United States.  As required by the Company Act of British Columbia we report that, in our opinion, these principles have been applied on a consistent basis.

"DAVIDSON & COMPANY"

Vancouver, Canada	Chartered Accountants

October 11, 2002

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

     JEWETT-CAMERON TRADING COMPANY LTD.

     CONSOLIDATED BALANCE SHEETS

     (Expressed in U.S. Dollars)

     AS AT AUGUST 31

     ------------------------------------------------------------------------------------

                                                                 2002           2001

     ------------------------------------------------------------------------------------

      ASSETS

      Current

        Cash and cash equivalents                          $     469,991   $     322,622

        Accounts receivable  net of allowance of $310,000      6,098,733       1,864,991

      (2001 - $315,000)

        Inventory (Note 4)                                     4,696,783       2,400,027

        Prepaid expenses                                         102,423          61,109

        Total current assets                                  11,367,930       4,648,749

      Capital assets (Note 5)                                  2,861,850       2,820,676

      Deferred income taxes (Note 6)                             171,900         207,300

                                                           --------------  --------------

      Total assets                                         $  14,401,680   $   7,676,725

                                                           ==============  ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current

        Bank indebtedness (Note 7)                         $   2,965,639   $     297,960

        Accounts payable and accrued liabilities               4,018,760         684,891

                                                           --------------  --------------

        Total current liabilities                              6,984,399         982,851

      Stockholders' equity

        Capital stock (Note 8)

          Authorized

           20,000,000 Common shares, without par value

           10,000,000 Preferred shares, without par value

          Issued

            1,005,662 Common shares (2001 - 1,074,162)         1,706,451       1,795,157

        Additional paid-in capital                               602,587         582,247

        Retained earnings                                      5,365,515       4,817,666

                                                           --------------  --------------

                                                               7,674,553       7,195,070

        Less: Treasury stock - 44,700 common shares

        (2001 - 97,000)                                         (257,272)       (501,196)

                                                           --------------  --------------

        Total stockholders' equity                             7,417,281       6,693,874

                                                           --------------  --------------

      Total liabilities and stockholders' equity           $  14,401,680   $   7,676,725

                                                           ==============  ==============

     Contingent liabilities and commitments (Note 11)

      On behalf of the Board:

           "D.M. Boone"       Director            "J.J. Lowe"            Director

     ----------------------------------------------------------------------------

       The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

---------------------------------------------------------------------------------------

                                                 2002           2001          2000

---------------------------------------------------------------------------------------

SALES                                       $ 43,625,125   $ 22,112,954   $ 24,494,186

COST OF SALES                                 36,506,764     17,880,550     20,627,814

                                            -------------  -------------  -------------

GROSS PROFIT                                   7,118,361      4,232,404      3,866,372

                                            -------------  -------------  -------------

OPERATING EXPENSES

  General and administrative expenses -        5,776,345      3,487,045      2,520,751

    Schedule

  Write-down of capital assets                       -              -           73,118

  Litigation settlement                              -              -          150,000

                                            -------------  -------------  -------------

                                               5,776,345      3,487,045      2,743,869

                                            -------------  -------------  -------------

Income from operations                         1,342,016        745,359      1,122,503

OTHER ITEMS

  Interest and other income                        1,041         14,002         28,640

  Interest expense                               (53,587)      (124,200)       (95,464)

                                            -------------  -------------  -------------

                                                 (52,546)      (110,198)       (66,824)

                                            -------------  -------------  -------------

Income before income taxes                     1,289,470        635,161      1,055,679

  Income taxes (Note 6)

  Current                                        417,046          8,065        352,000

  Deferred                                        35,400        (85,100)        95,000

                                                 452,446        (77,035)       447,000

                                            -------------  -------------  -------------

Net income for the year                     $    837,024   $    712,196   $    608,679

                                            =============  =============  =============

Basic earnings per common share             $       0.84   $       0.72   $       0.60

                                            =============  =============  =============

Diluted earnings per common share           $       0.80   $       0.70   $       0.58

                                            =============  =============  =============

Weighted average  number  of  common shares

outstanding:

  Basic                                        1,001,775        988,681      1,020,726

                                            =============  =============  =============

  Diluted                                      1,052,383      1,023,421      1,054,070

                                            =============  =============  =============

       The accompanying notes are an integral part of these consolidated financial statements.

     JEWETT-CAMERON TRADING COMPANY LTD.

     SCHEDULE OF CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES

     (Expressed in U.S. Dollars)

     YEAR ENDED AUGUST 31

---------------------------------------------------------------------------------------

                                                 2002           2001          2000

---------------------------------------------------------------------------------------

      Bad debt expense (recovery)           $     (2,991)  $     68,698  $      15,542

      Depreciation and amortization              287,102        220,070        125,323

      Foreign exchange loss (gain)                  (422)        22,117         55,357

      Insurance                                  133,738        122,620         73,627

      Office and miscellaneous                   312,684        253,914        190,436

      Professional fees                          169,402         98,020        116,278

      Rent                                        90,142          5,804            -

      Repairs and maintenance                     41,205         43,599         53,341

      Telephone and utilities                    140,239        107,069         78,158

      Travel, entertainment and advertising      234,940        189,297        152,459

      Wages and employee benefits              3,998,763      2,129,468      1,557,038

      Warehouse expenses and supplies            371,543        226,369        103,192

                                            -------------  -------------  -------------

                                            $  5,776,345   $  3,487,045   $  2,520,751

                                            =============  =============  =============

       The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 (Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

----------------------------------------------------------------------------------------------------------------------------

                                  Common Stock             Treasury Shares

                           --------------------------  --------------------------   Additional

                              Number                       Number                     Paid-In      Retained

                             of Shares      Amount       of Shares      Amount        Capital      Earnings       Total

                           ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, August 31, 1999     1,157,162   $ 1,932,097        61,900   $  (319,399)  $   582,247   $ 3,789,134   $ 5,984,079

Net income for the year            -             -             -             -             -         608,679       608,679

Shares cancelled               (83,000)     (136,940)          -             -             -             -        (136,940)

Treasury shares acquired           -             -          86,600      (442,526)          -             -        (442,526)

Treasury shares cancelled          -             -         (83,000)      429,283           -             -         429,283

Premium relating to

  cancellation of

  share capital                    -             -             -             -             -        (292,343)     (292,343)

                           ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, August 31, 2000     1,074,162     1,795,157        65,500      (332,642)      582,247     4,105,470     6,150,232

Net income for the year            -             -             -             -             -         712,196       712,196

Treasury shares acquired           -             -          31,500      (168,554)          -             -        (168,554)

                           ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, August 31, 2001     1,074,162     1,795,157        97,000      (501,196)      582,247     4,817,666     6,693,874

Net income for the year            -             -             -             -             -         837,024       837,024

Shares cancelled               (76,500)     (129,808)          -             -             -             -        (129,808)

Treasury shares acquired           -             -          24,200      (175,059)          -             -        (175,059)

Treasury shares cancelled          -             -         (76,500)      418,983           -             -         418,983

Premium relating to

  cancellation of

  share capital                    -             -             -             -             -        (289,175)     (289,175)

Stock based compensation

  on repricing of

  employee stock options           -             -             -             -          20,340           -          20,340

Share options exercised          8,000         41,102          -             -             -             -          41,102

                           ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, August 31, 2002     1,005,662   $  1,706,451       44,700   $  (257,272)  $   602,587   $ 5,365,515   $ 7,417,281

                           ============  ============  ============  ============  ============  ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

     JEWETT-CAMERON TRADING COMPANY LTD.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Expressed in U.S. Dollars)

     YEAR ENDED AUGUST 31

---------------------------------------------------------------------------------------

                                                 2002           2001          2000

---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income for the year                   $    837,024   $    712,196   $    608,679

  Items not involving an outlay of cash:

     Depreciation and amortization               287,102        220,070        125,323

     Foreign exchange loss                           -              -           55,357

     Deferred income taxes                        35,400        (85,100)        95,000

     Loss on disposal of capital assets              -              -           73,118

     Stock-based compensation                     20,340            -              -

   Changes in non-cash working capital items:

     (Increase) decrease in accounts          (4,233,742)       676,396        (90,838)

      receivable

     (Increase) decrease in inventory         (2,296,756)       222,548         44,260

     (Increase) decrease in prepaid              (41,314)       (36,862)         4,296

      expenses

     Increase (decrease) in accounts           3,333,869       (102,237)      (355,161)

      payable and accrued liabilities

                                            -------------  -------------  -------------

Net cash provided by (used in) operating

  activities                                  (2,058,077)     1,607,011        560,034

                                            -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in bank indebtedness     2,667,679        297,960        (87,883)

  Issuance of capital stock for cash              41,102            -              -

  Treasury shares acquired                      (175,059)      (168,554)      (442,526)

                                            -------------  -------------  -------------

  Net cash provided by (used in) financing

    activities                                 2,533,722        129,406       (530,409)

                                            -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Deposits                                           -           74,745           (400)

  Purchase of capital assets                    (328,276)    (1,696,817)       (44,897)

                                            -------------  -------------  -------------

  Net cash used in investing activities         (328,276)    (1,622,072)       (45,297)

                                            -------------  -------------  -------------

Change in cash and cash equivalents              147,369        114,345        (15,672)

Cash and cash equivalents, beginning of year     322,622        208,277        223,949

                                            -------------  -------------  -------------

Cash and cash equivalents, end of year      $    469,991   $    322,622   $    208,277

                                            =============  =============  =============

     Supplemental disclosures with respect to cash flows (Note 14)

       The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

1.

NATURE OF OPERATIONS

The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

The Company through its subsidiaries operates out of facilities located in North Plains, Oregon and Ogden, Utah.  The Company operates as a wholesaler of lumber and building materials to home improvement centres located primarily in the Pacific and Rocky Mountain regions of the United States; as a processor and distributor of industrial wood and other specialty building products principally to original equipment manufacturers; as an importer and distributor of pneumatic air tools and industrial clamps throughout the United States, and as a processor and distributor of agricultural seeds in the United States.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, which are not materially different from generally accepted accounting principles utilized in Canada.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The Jewett-Cameron Lumber Corporation, Jewett-Cameron Seed Co., Greenwood Products, Inc. and MSI-PRO Co., all of which are incorporated under the laws of Oregon, U.S.A.

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

Revenue recognition

The Company recognizes revenue from the sales of building supply products, industrial wood and other specialty products and tools, when the products are shipped and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated by the provision of seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed and products sold and collection of the amounts is reasonably assured.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

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

Earnings per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").  Under SFAS 128, basic and diluted earnings per common share are to be presented. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share (cont’d…)

The earnings per share data for the years ended August 31 is summarized as follows:

     ---------------------------------------------------------------------------------

                                                       2002        2001       2000

     ---------------------------------------------------------------------------------

      Net income for the year                      $  837,024  $  712,196  $  608,679

     =================================================================================

      Basic earnings per share weighted average

      number of common shares outstanding           1,001,775     988,681   1,020,726

      Effect of dilutive securities

        Stock options                                  50,608      34,740      33,344

     ---------------------------------------------------------------------------------

      Diluted earnings per share weighted average

      number of common shares outstanding           1,052,383   1,023,421   1,054,070

     =================================================================================

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

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Financial instruments (cont’d…)

Cash and cash equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

Accounts receivable

The carrying value of accounts receivable approximates fair value due to the short-term nature and historical collectability.

Bank indebtedness

The carry amount approximates fair value due to the short-term nature of the obligation.

Accounts payable

The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments are as follows:

     --------------------------------------------------------------------------------

                                                 2002                 2001

     --------------------------------------------------------------------------------

                                           Carrying      Fair   Carrying      Fair

                                             Amount     Value     Amount     Value

     --------------------------------------------------------------------------------

      Bank indebtedness                   $2,965,639 $2,965,639  $ 297,960  $ 297,960

      Cash and cash equivalents              469,991    469,991    322,622    322,622

      Accounts receivable                  6,098,733  6,098,733  1,864,991  1,864,991

      Accounts payable and accrued

        liabilities                        4,018,760  4,018,760    684,891    684,891

     --------------------------------------------------------------------------------

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Income taxes (cont’d…)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

New accounting pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets.  Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS No. 142.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  SFAS No. 144 is required to be adopted effective January 1, 2002.

In April 2002, FASB issued No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)".  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

3.

BUSINESS COMBINATION AND ACQUISITION

During fiscal 2001, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762.

The cost of the acquisition was allocated as follows:

                              Land                  $   456,713

                              Buildings                 782,781

                              Warehouse equipment       285,768

                              Office equipment            5,500

                                                    ------------

                                                    $ 1,530,762

                                                    ============

Following the acquisition, the Company incorporated Jewett-Cameron Seed Co. under the laws of Oregon, U.S.A.  This subsidiary operates as a processor and distributor of agricultural seed products.

4.

INVENTORY

     -----------------------------------------------------------------------------

                                                         2002            2001

     -----------------------------------------------------------------------------

      Home improvement products                     $  3,862,811    $  1,936,706

      Air tools and industrial clamps                    289,847         280,449

      Agricultural seed products                         544,125        182,872

     -----------------------------------------------------------------------------

                                                    $  4,696,783    $  2,400,027

     =============================================================================

5.

CAPITAL  ASSETS

     -----------------------------------------------------------------------------

                                                         2002            2001

     -----------------------------------------------------------------------------

      Office equipment                              $    488,108    $    199,348

      Warehouse equipment                                669,274         651,581

      Buildings                                        2,088,042       2,072,155

      Land                                               851,568         845,632

                                                       4,096,992       3,768,716

      Accumulated depreciation                        (1,235,142)       (948,040)

     -----------------------------------------------------------------------------

      Net book value                                $  2,861,850   $   2,820,676

     =============================================================================

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

5.

CAPITAL  ASSETS (cont’d…)

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

6.

INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory US federal income tax rate to income before income taxes is as follows:

     ------------------------------------------------------------------------------------

                                                            2002         2001        2000

     ------------------------------------------------------------------------------------

     Computed tax at the federal statutory rate of 34% $  438,420  $  215,955  $  358,931

     State taxes, net of federal benefit                   42,900       1,541      34,980

     Stock based compensation                               6,916         -           -

     Depreciation                                             166      (7,612)     17,125

     Operating loss carryforwards                         (40,777)   (314,976)    (50,514)

     Losses of subsidiary                                     -        36,133      82,444

     Inventory reserve                                      1,092      10,244         -

     Bad debt reserve                                          99     (26,329)        -

     Other                                                  3,630       8,009       4,034

     ------------------------------------------------------------------------------------

     Provision (benefit) for income taxes              $  452,446  $  (77,035) $  447,000

     ====================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

     ------------------------------------------------------------------------------------

                                                            2002           2001

     ------------------------------------------------------------------------------------

      Deferred tax assets:

        Allowance for doubtful accounts                 $  117,098      $  152,404

        Difference between book and tax depreciation        54,802          54,896

        Net operating loss carryforwards                   186,719         246,476

      Total deferred tax assets                            358,619         453,776

      Valuation allowance                                 (186,719)       (246,476)

     ------------------------------------------------------------------------------------

      Net deferred tax assets                           $  171,900      $  207,300

     ====================================================================================

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

6.

INCOME TAXES (cont'd…)

The Company has provided a full allowance on the deferred tax asset relating to its Canadian net operating loss carryforwards due to the uncertainty of these being realized.

At August 31, 2002, the Company has available unused net operating losses of approximately $418,000 that may be applied against future taxable income.  These losses, if unutilized, will expire between 2003 and 2008.

7.

BANK INDEBTEDNESS

     ------------------------------------------------------------------------------------

                                                            2002            2001

     ------------------------------------------------------------------------------------

      Demand loan                                     $  2,965,639      $    297,960

     ------------------------------------------------------------------------------------

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the libor rate plus 200 basis points.

8.

CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

Treasury stock

Treasury stock is recorded at cost.  During fiscal 2002 and 2001, the Company repurchased 24,200 and 31,500 shares, respectively, at an aggregate cost of $175,059 and $168,554, respectively.

During the current year, the Company also cancelled 76,500 common shares (2001 – Nil) with an average cost of $418,983 (2001 - $Nil).  The premium paid to acquire these shares over their per share book value in the amount of $289,175 (2001 - $Nil) was recorded as a decrease to retained earnings.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

9.

STOCK OPTIONS (cont’d…)

In accordance with regulatory policies stock options for up to 10% of the number of issued and outstanding common shares may be granted from time to time, provided that stock options in favour of any one individual may not exceed 5% of the issued and outstanding common shares.  No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each stock option is exercisable during the lifetime of the optionee only by such optionee.

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At August 31, 2002, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

      ---------------------------------------------------------------

                Number         Exercise

              of Shares          Price           Expiry Date

      ---------------------------------------------------------------

               70,000        Cdn$  4.25        August 6, 2006

               12,000        Cdn$  7.50        April 30, 2003

      ---------------------------------------------------------------

Following is a summary of the status of the plan during 2002, 2001 and 2000:

     ----------------------------------------------------------------

                                                            Weighted

                                                             Average

                                                 Number     Exercise

                                               of Shares      Price

     ----------------------------------------------------------------

      Outstanding at August 31, 1999 and 2000   90,000    Cdn$  5.14

        Granted                                    -

        Forfeited                                  -

        Exercised                                  -

        Expired                                (12,000)   Cdn$  8.25

      Outstanding at August 31, 2001            78,000    Cdn$  4.66

     ---------------------------------------------------

        Granted                                   -

        Forfeited                                 -

        Repriced                               12,000     Cdn$  7.50

        Exercised                              (8,000)    Cdn$  8.25

        Expired                                   -

      Outstanding at August 31, 2002           82,000     Cdn$  4.73

     ===================================================

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

9.

STOCK OPTIONS (cont’d…)

Following is a summary of the status of options outstanding at August 31, 2002:

     -------------------------------------------------------------------

                          Outstanding Options       Exercisable Options

     -------------------------------------------------------------------

                                Weighted

                                 Average  Weighted             Weighted

                               Remaining   Average              Average

                             Contractual  Exercise             Exercise

      Exercise Price  Number        Life     Price     Number     Price

     -------------------------------------------------------------------

      Cdn$4.25        70,000      3.93   Cdn$ 4.25    70,000  Cdn$ 4.25

      Cdn$7.50        12,000      0.66   Cdn$ 7.50    12,000  Cdn$ 8.25

     -------------------------------------------------------------------

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options.  Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.  Stock based compensation recognized during the year ended August 31, 2002 was $20,340 (2001 - $Nil).  This amount was allocated to wages and employee benefits in the accompanying statement of operations.  If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

     -------------------------------------------------------------------

                                            2002       2001      2000

     -------------------------------------------------------------------

      Net income for the year

        As reported                     $ 837,024  $ 712,196  $ 608,679

     ===================================================================

        Pro forma                       $ 827,052  $ 712,196  $ 608,679

     ===================================================================

      Basic earnings per common share

        As reported                     $    0.84  $    0.72  $    0.60

     ===================================================================

        Pro forma                       $    0.83  $    0.72  $    0.60

     ===================================================================

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

9.

STOCK OPTIONS (cont'd…)

The weighted average estimated fair value of stock options granted during 2002, 2001 and 2000 were Cdn$3.98, Cdn$Nil, and Cdn$Nil per share, respectively.  These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted in 2002:

     --------------------------------------------------------------

                                        2002      2001      2000

     --------------------------------------------------------------

      Risk-free interest rate            3%         -         -

      Expected life of the options    2 years       -         -

      Expected volatility              41.62%       -         -

      Expected dividend yield             -         -         -

     --------------------------------------------------------------

The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, so the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

10.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with SOP-93-6 (Employers' Accounting for Employee Stock Ownership Plans).  The Company records compensation expense equal to the market price of the shares acquired on the open market.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $155,051, $82,530 and $79,141, for 2002, 2001 and 2000, respectively.  The ESOP shares as of August 31 were as follows:

     -------------------------------------------------------------------

                                                      2002       2001

     -------------------------------------------------------------------

      Allocated shares                              147,667    131,000

     -------------------------------------------------------------------

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

At August 31, 2002 and 2001, the Company had an un-utilized line-of-credit of approximately $2,000,000 and $4,500,000, respectively.

b)

On March 1, 2002 the Company entered into an agreement with Greenwood Forest Products, Inc. (“Greenwood”) to acquire certain assets of Greenwood.  The assets being acquired consist of nearly $7 million of inventory, purchased in seven installments over the next two years for a price equal to the seller’s cost plus 2%; furnishings, equipment and supplies for $260,000 payable at closing (paid); and a license to use all of the intangible assets of the seller for a five year term, with an option to purchase the intangible assets for a nominal amount of $1,000, payable at closing (paid).  To date, the Company has made the first two installments for the purchase of inventory in the amount of $1,799,828.  Subsequent to year end, the Company made the third installment for the purchase of inventory (Note 15).

Greenwood is in the business of processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

12.

SEGMENTED INFORMATION

The Company has four principal operating segments: the sales of building materials and industrial wood products to home improvements centres and original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and the processing and sales of agricultural seeds in the United States.  These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

In computing income from operations by industry segment, unallocable general and administrative expenses have been excluded from each segment's pre-tax operating earnings before interest expense and have been included in general corporate and other operations.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

12.

SEGMENTED INFORMATION (cont'd…)

Following is a summary of segmented information for 2002, 2001 and 2000:

     -------------------------------------------------------------------------------

                                              2002        2001        2000

     -------------------------------------------------------------------------------

      Sales to unaffiliated customers:

        Building materials:

          United States                $  14,671,877  $  19,369,153  $  23,336,751

          South Pacific                          -              -           45,602

        Industrial tools                     776,545        919,169      1,111,833

        Industrial wood products          25,561,520            -              -

        Seed processing and sales          2,615,183      1,824,632            -

     -------------------------------------------------------------------------------

                                       $  43,625,125  $  22,112,954  $  24,494,186

     ===============================================================================

      Income from operations:

        Building materials:

          United States                $     427,496   $    843,278  $   1,250,539

          South Pacific                          -           (2,285)      (190,610)

        Industrial tools                      89,043        (23,981)       150,123

        Industrial wood products             625,937            -              -

        Seed processing and sales            249,526         35,894            -

        General corporate                    (49,986)      (107,547)       (87,549)

     -------------------------------------------------------------------------------

                                       $   1,342,016   $    745,359  $   1,122,503

     ===============================================================================

      Identifiable assets:

        Building materials:

          United States                $   5,990,039   $  6,739,910  $   6,456,978

          South Pacific                          -              -          247,907

        Industrial tools                     121,458        101,409        116,753

        Industrial wood products           6,970,030            -              -

        Seed processing and sales          1,303,549        815,699            -

        General corporate                     16,604         19,707         115,722

     -------------------------------------------------------------------------------

                                       $  14,401,680   $  7,676,725  $    6,937,360

     ===============================================================================

      Depreciation and amortization:

        Building materials:

          United States                $     127,056   $    220,070  $     123,150

          South Pacific                          -              -            2,173

        Industrial tools                         -              -              -

        Industrial wood products              36,997            -              -

        Seed processing and sales            123,049            -              -

     -------------------------------------------------------------------------------

                                       $     287,102   $    220,070  $     125,323

     ===============================================================================

-

continued  -

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

12.

SEGMENTED INFORMATION (cont'd…)

     -------------------------------------------------------------------------------

                                              2002        2001        2000

     -------------------------------------------------------------------------------

      Continued...

      Capital expenditures:

        Building materials:

          United States                  $    13,194   $     60,296   $    44,897

        Industrial wood products             267,971            -             -

        Seed processing and sales             47,111      1,636,521           -

     -------------------------------------------------------------------------------

                                         $   328,276   $  1,696,817   $    44,897

     ===============================================================================

      Interest expense:

        Building materials

          United States                  $    53,587   $    124,200   $    95,464

                                         $    53,587   $    124,200   $    95,464

     ===============================================================================

During 2002, the Company made sales of $9,341,138 to a customer of the building material segments which were in excess of 10% of total sales for the year.

During 2001, the Company made sales of $8,934,216 and $6,739,543 to customers of the building material segments which were in excess of 10% of total sales for the year.

During 2000, the Company made sales of $8,756,105, $5,040,083, $3,782,656 and $3,215,835 to customers of the building material segments which were in excess of 10% of total sales for the year.

13.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At August 31, 2002, one customer totalling $825,722 and at August 31, 2001 two customers totalling $419,817 and $1,056,600, respectively, accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

14.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     ---------------------------------------------------------------------

                                           2002        2001        2000

     ---------------------------------------------------------------------

      Cash paid during the year for:

        Interest                        $  53,587   $  124,200  $  95,464

        Income taxes                      272,631          -      423,457

     ---------------------------------------------------------------------

Significant non-cash transaction in 2002:

The Company cancelled 76,500 treasury shares repurchased at a price of $418,983, which had an original cost of $129,808.  The difference between the original cost and purchase price of $289,175 was applied against retained earnings as a premium relating to cancellation of share capital.

There were no significant non-cash transactions in 2001.

Significant non-cash transaction in 2000:

The Company cancelled 83,000 treasury shares repurchased at a price of $429,283, which had an original cost of $136,940.  The difference between the original cost and purchase price of $292,343 was applied against retained earnings as a premium relating to cancellation of share capital.

15.

SUBSEQUENT EVENT

On September 16 and 17, 2002, the Company completed its third and fourth installments for the purchase of Greenwood's inventory in the amount of $1,356,326.  To date, the Company has purchased $3,156,154 of inventory from Greenwood as set out in the asset purchase agreement.

Psge 49

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

October 11, 2002

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2002

     ------------------------------------------------------------------------------------

                                            Additions   Deductions

                                  Balance     Charged     Credited   Deductions

                                       at          to           to         from  Balance

                                Beginning   Costs and    Costs and     Reserves       at

                                  of Year    Expenses     Expenses                End of

                                                                                   Year

     ------------------------------------------------------------------------------------

      2000

        Allowance deducted from

          related  balance sheet account:

        Accounts receivable     $ 468,000  $   57,306  $   45,000   $  230,306   $ 250,000

        Deferred  tax valuation   200,534       9,594         -            -       210,128

          Account

     2001

        Allowance deducted from

        related balance sheet account:

        Accounts receivable     $250,000   $  135,000  $      -     $   70,000   $ 315,000

        Deferred tax  valuation  210,128       36,348         -            -       246,476

          Account

     2002

        Allowance deducted from

          related  balance sheet account:

        Accounts receivable     $315,000   $     -     $      -     $    5,000   $ 310,000

        Deferred  tax valuation  246,476         -         59,757          -       186,719

          account

     -------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JEWETT-CAMERON TRADING COMPANY LTD.

Registrant

Date: November 21, 2002

By: /s/ Donald M. Boone_______________________________

    Donald M. Boone, President/CFO/Controller/Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 21, 2002

By: /s/ Donald M. Boone_______________________________

    Donald M. Boone, President/CFO/Controller/Director

Date: November 21, 2002

By: /s/ Michael C. Nasser_________________

    Michael C. Nasser, Corporate Secretary

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Donald M. Boone, certify that:

1.  I have reviewed this Annual Report report on Form 10-K of Jewett Cameron Trading Co. Ltd.

2.  Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to  the period covered by this Annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report.

                                        /s/ Donald M. Boone

                                        ---------------------------------

                                        Donld M. Boone

                                        President, CEO, CFO

Date: November 25, 2002