Form 10-Q
period 2002-11-30
JEWETT CAMERON TRADING CO LTD
filed 2003-01-21
CIK 885307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number: 0-19954

JEWETT-CAMERON TRADING COMPANY, LTD.
(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	NONE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

32275 N.W. Hillcrest, North Plains, Oregon 97133
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (503) 647-0110

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

Yes ___    No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2002. Common Stock, no par value 1,025,605 Shares.

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at November 30, 2002 and August 31, 2002

Consolidated Statements of Operations as of the Three Month Period Ended
November 30, 2002 and November 30, 2001

Consolidated Statements of Cash Flows as of the Three Month Period Ended
November 30, 2002 and November 30, 2001

Consolidated Statements of Stockholder’s Equity

Notes to the Consolidated Financial Statements

Item 2 – Management Discussion and Analysis of Financial Condition and
Results of Operations

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

Item 4 – Controls and Procedures

PART 2 – OTHER INFORMATION

Signatures

Certifications

Exhibits - - 99.1 and 99.2 – Certifications Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Unaudited – Prepared by Management)

NOVEMBER 30, 2002

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Prepared by Management)

	November 30,	August 31,
	2002	2002

ASSETS

Current
Cash and cash equivalents	$261,115	$469,991
Accounts receivable, net of allowance of $310,000 (2001 - $315,000)	4,550,891	6,098,733
Inventory (Note 4)	7,624,039	4,696,783
Prepaid expenses	204,308	102,423

Total current assets	12,640,353	11,367,930

Capital assets (Note 5)	2,792,294	2,861,850

Deferred income taxes (Note 6)	171,900	171,900

Total assets	$15,604,547	$14,401,680

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Prepared by Management)

	November 30,	August 31,
	2002	2002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)	$5,370,542	$2,965,639
Accounts payable and accrued liabilities	2,585,993	4,018,760

Total current liabilities	7,956,535	6,984,399

Stockholders' equity
Capital stock (Note 8)
Authorized
20,000,000 Common shares, without par value
10,000,000 Preferred shares, without par value
Issued
1,025,605 Common shares (August 31, 2002 – 1,005,662)	1,871,340	1,706,451
Additional paid-in capital	602,587	602,587
Retained earnings	5,479,061	5,365,515

	7,952,988	7,674,553

Less: Treasury stock – 50,100 common shares (August 31, 2002 – 44,700)	(304,976)	(257,272)

Total stockholders' equity	7,648,012	7,417,281

Total liabilities and stockholders' equity	$15,604,547	$14,401,680

Contingent liabilities and commitments (Note 11)

On behalf of the Board:

/s/ D.M. Boone	Director	/s/ J.J. Lowe	Director

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Prepared by Management)

	Three Month	Three Month
	Period Ended	Period Ended
	November 30,	November 30,
	2002	2001

SALES	$13,499,920	$4,106,102

COST OF SALES	11,313,572	3,095,898

GROSS PROFIT	2,186,348	1,010,204

OPERATING COSTS
Depreciation	79,193	67,807
General and administration	320,729	167,423
Wages and employee benefits	1,351,111	546,222
Warehouse expenses and supplies	216,740	70,467

	1,967,773	851,919

Income from operations	218,575	158,285

OTHER ITEMS
Interest and other income	200	1,245
Interest expense	(43,229)	(1,038)

	(43,029)	207

Income before income taxes	175,546	158,492

Income taxes	62,000	65,000

Net income for the period	$113,546	$93,492

Basic earnings per share	$0.12	$0.10

Diluted earnings per share	$0.11	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Prepared by Management)

	Three Month	Three Month
	Period Ended	Period Ended
	November 30,	November 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$113,546	$93,492
Items not involving an outlay of cash:
Depreciation	79,193	67,807
Stock based compensation	-	20,340

Changes in non-cash working capital items:
Decrease in accounts receivable	1,547,842	327,486
Increase in inventory	(2,927,256)	(24,328)
Increase in prepaid expenses	(101,885)	(69,497)
Decrease in accounts payable and accrued liabilities	(1,373,978)	(71,682)

Net cash provided by (used in) operating activities	(2,662,538)	343,618

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	2,404,903	(297,960)
Treasury shares acquired	(47,704)	(103,564)
Issuance of capital stock	106,100	-

Net cash provided by (used in) financing activities	2,463,299	(401,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(9,637)	(14,466)

Net cash used in investing activities	(9,637)	(14,466)

Change in cash and cash equivalents	(208,876)	(72,372)

Cash and cash equivalents, beginning of period	469,991	322,622

Cash and cash equivalents, end of period	$261,115	$250,250

Supplemental disclosures with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Prepared by Management)

	Common Stock		Treasury Shares

					Additional
	Number		Number		Paid-In	Retained
	of Shares	Amount	of Shares	Amount	Capital	Earnings	Total

Balance, August 31, 1999	1,157,162	$1,932,097	61,900	$(319,399)	$582,247	$3,789,134	$5,984,079

Net income for the year	-	-	-	-	-	608,679	608,679
Shares cancelled	(83,000)	(136,940)	-	-	-	-	(136,940)
Treasury shares acquired	-	-	86,600	(442,526)	-	-	(442,526)
Treasury shares cancelled	-	-	(83,000)	429,283	-	-	429,283
Premium relating to cancellation
of share capital	-	-	-	-	-	(292,343)	(292,343)

Balance, August 31, 2000	1,074,162	1,795,157	65,500	(332,642)	582,247	4,105,470	6,150,232

Net income for the year	-	-	-	-	-	712,196	712,196
Treasury shares acquired	-	-	31,500	(168,554)	-	-	(168,554)

Balance, August 31, 2001	1,074,162	1,795,157	97,000	(501,196)	582,247	4,817,666	6,693,874

Net income for the year	-	-	-	-	-	837,024	837,024
Shares cancelled	(76,500)	(129,808)	-	-	-	-	(129,808)
Treasury shares acquired	-	-	24,200	(175,059)	-	-	(175,059)
Treasury shares cancelled	-	-	(76,500)	418,983	-	-	418,983
Premium relating to cancellation
of share capital	-	-	-	-	-	(289,175)	(289,175)
Stock based compensation on
repricing of employee stock
options	-	-	-	-	20,340	-	20,340
Share options exercised	8,000	41,102	-	-	-	-	41,102

Balance, August 31, 2002	1,005,662	1,706,451	44,700	(257,272)	602,587	5,365,515	7,417,281
Net income for the year	-	-	-	-	-	113,546	113,546
Private placement	12,860	106,100	-	-	-	-	106,100
Shares issued for ESOP	7,083	58,789	-	-	-	-	58,789
Treasury shares acquired	-	-	5,400	(47,704)	-	-	(47,704)

Balance, November 30, 2002	1,025,605	$1,871,340	50,100	$304,976	$602,587	$5,479,061	$7,648,012

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2002. The results of operations for the period ended November 30, 2002 are not necessarily indicative of the results to be expected for the year ending August 31, 2003.

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
NOVEMBER 30, 2002

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

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Statement of operations accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency translations are also included in current results of operations.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

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

The earnings per share data for the periods ended November 30 is summarized as follows:

	Three Month	Three Month
	Period Ended	Period Ended
	November 30,	November 30,
	2002	2001

Net income	$113,546	$93,492

Basic earnings per share weighted average number of shares outstanding	$970,391	$970,783
Effect of dilutive securities
Stock options	52,687	46,892

Diluted earnings per share weighted average number of shares outstanding	$1,023,078	$1,017,675

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

JJEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

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

Accounts payable

The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations. The estimated fair values of the Company's financial instruments are as follows:

	November 30, 2002		August 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$261,115	$261,115	$469,991	$469,991
Accounts receivable	4,550,891	4,550,891	6,098,733	6,098,733
Bank indebtedness	5,370,542	5,370,542	2,965,639	2,965,639
Accounts payable	2,585,993	2,585,993	4,018,760	4,018,760

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

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
NOVEMBER 30, 2002

3.	BUSINESS COMBINATION AND ACQUISITION

During the period ended November 30, 2000, the Company acquired all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762.

The cost of the acquisition was allocated as follows:

Land	$456,713
Buildings	782,781
Warehouse equipment	285,768
Office equipment	5,500

$1,530,762

Following the acquisition, the Company incorporated Jewett-Cameron Seed Co. under the laws of Oregon, U.S.A. This subsidiary operates as a processor and distributor of agricultural seed products.

4.	INVENTORY

		November 30,	August 31,
		2002	2002

	Home improvement products	$6,373,718	$3,862,811
	Air tools and industrial clamps	276,080	289,847
	Agricultural seed products	974,241	544,125

		$7,624,039	$4,696,783

5.	CAPITAL ASSETS

		November 30,	August 31,
		2002	2002

	Office equipment	$497,745	$488,108
	Warehouse equipment	669,274	669,274
	Buildings	2,088,042	2,088,042
	Land	851,568	851,568

		4,106,629	4,096,992
	Accumulated depreciation	(1,314,335)	(1,235,142)

	Net book value	$2,792,294	$2,861,850

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

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

Deferred income taxes of $171,900 (August 31, 2002 - $171,900) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

7.	BANK INDEBTEDNESS

	November 30,	August 31,
	2002	2002

Demand loan	$5,370,542	$2,965,639

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

Treasury stock

Treasury stock is recorded at cost. During the periods ended November 30, 2002 and 2001, the Company repurchased 5,400 and 15,100 shares, respectively, at an aggregate cost of $47,704 and $103,564, respectively.

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

8.	CAPITAL STOCK (cont’d…)

Stock options (cont’d…)

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

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At November 30, 2002, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number	Exercise
of Shares	Price	Expiry Date

70,000	Cdn$4.25	August 6, 2006
12,000	Cdn$7.50	December 31, 2003

9.	EMPLOYEE STOCK OWNERSHIP PLAN

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

10.	STOCK BASED COMPENSATION EXPENSE

Following is a summary of the status of the plan during 2002 and 2001:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Outstanding at August 31, 1999 and 2000	90,000	Cdn$5.14

Granted	-
Forfeited	-
Exercised	-
Expired	(12,000)	Cdn$8.25

Outstanding at August 31, 2001	78,000	Cdn$4.66

Granted	-
Forfeited	-
Repriced	12,000	Cdn$7.50
Exercised	(8,000)	Cdn$8.25
Expired	-

Outstanding at August 31, 2002 and November 30, 2002	82,000	Cdn$4.73

Following is a summary of the status of options outstanding at November 30, 2002:

		Outstanding Options			Exercisable Options

			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
			Contractual	Exercise		Exercise
Exercise Price		Number	Life	Price	Number	Price

Cdn$	4.25	70,000	4.75	Cdn$4.25	70,000	Cdn$4.25
Cdn$	8.25	8,000	0.08	Cdn$8.25	8,000	Cdn$8.25
Cdn$	7.50	12,000	2.08	Cdn$7.50	12,000	Cdn$7.50

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

10.	STOCK BASED COMPENSATION EXPENSE (cont’d…)

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. Stock based compensation recognized during the period ended November 30, 2002 was $Nil (2001 - $20,340). This amount was allocated to wages and employee benefits in the accompanying statement of operations. If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

	November 30,	November 30,
	2002	2001

Net income
As reported	$113,546	$93,492

Pro forma	$113,546	$83,520

Basic earnings per share
As reported	$0.12	$0.10

Pro forma	$0.11	$0.09

Diluted earnings per share
As reported	$0.11	$0.09

Pro forma	$0.11	$0.08

The weighted average estimated fair value of stock options granted during the periods ended November 30, 2002 and 2001 were Cdn$Nil and $2.67 per share, respectively. These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted:

	November 30,	November 30,
	2002	2001

Risk-free interest rate	-	3.00%
Expected life of the options	-	2 years
Expected volatility	-	41.62%
Expected dividend yield	-	-

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

10.	STOCK BASED COMPENSATION EXPENSE (cont'd…)

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

a)
On March 1, 2002 the Company entered into an agreement with Greenwood Forest Products, Inc. (“Greenwood”) to acquire certain assets of Greenwood. The assets being acquired consist of nearly $7 million of inventory, purchased in seven installments over the next two years for a price equal to the seller’s cost plus 2%; furnishings, equipment and supplies for $260,000 payable at closing (paid); and a license to use all of the intangible assets of the seller for a five year term, with an option to purchase the intangible assets for a nominal amount of $1,000, payable at closing (paid). To date, the Company has made the first four installments for the purchase of inventory in the amount of $3,156,154. Greenwood is in the business of processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

b)	At November 30, 2002, the Company had an un-utilized line-of-credit of approximately $230,000.

12.	SEGMENTED INFORMATION

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

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

12.	SEGMENTED INFORMATION (cont’d…)

Following is a summary of segmented information for the three month periods:

	November 30,	November 30,
	2002	2001

Sales to unaffiliated customers:
Building materials	$1,280,758	$3,133,563
Industrial tools	247,468	191,027
Seed processing services and sales	705,118	781,512
Industrial wood products	11,266,576	-

	$13,499,920	$4,106,102

Income (loss) from operations:
Building materials	$(57,053)	$33,868
Industrial tools	13,292	21,104
Seed processing services and sales	26,571	133,018
General corporate	(6,749)	(29,705)
Industrial wood products	242,514	-

	$218,575	$158,285

Identifiable assets:
Building materials	$6,100,841	$6,218,756
Industrial tools	98,822	91,983
Seed processing services and sales	1,395,276	987,626
General corporate	157,867	18,986
Industrial wood products	7,851,741	-

	$15,604,547	$7,317,351

Depreciation:
Building materials	$62,288	$67,807
Industrial tools	-	-
Seed processing services and sales	-	-
Industrial wood products	16,905	-

	$79,193	$67,807

-
continued
-

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

12.	SEGMENTED INFORMATION (cont’d…)

	November 30,	November 30,
	2002	2001

Cont’d…

Capital expenditures:
Building materials	$9,637	$3,531
Seed processing services and sales	-	10,935
Industrial wood products	-	-

	$9,637	$14,466

Interest expense:
Building materials	$40,021	$1,038
Industrial tools	-	-
Seed processing services and sales	-	-
Industrial wood products	3,008	-

	$43,029	$1,038

For the three month periods ended November 30, 2002 and 2001 the Company made sales of $225,860 (2001 -$1,317,640) and $755,295 (2001 - $1,570,807) to customers of the building material segments which were in excess of 10% of total sales for the quarter.

13.	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2002, two customers totalling $Nil(2001 - $636,636) and $648,774, respectively, accounted for accounts receivable greater than 10% of total accounts receivable. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
(Prepared by Management)
NOVEMBER 30, 2002

14.	SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	November 30,	November 30,
	2002	2001

Cash paid during the period for:
Interest	$32,132	$1,038
Income taxes	-	-

There were no significant non-cash transactions for the three month periods ended November 30, 2002 and 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2002 and 2001 and its results of operations and its cash flows for the three month period ended November 30, 2002 and 2001. Operating results for the three month period ended November 30, 2002 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2003.

RESULTS OF OPERATIONS

Three months ended November 30, 2002 and 2001:

Jewett Cameron’s operations are classified into four principle industry segments: sales of building materials, sales of wood products with industrial and OEM applications, sales of industrial tools and sales of processed agricultural seeds and grain. Sales of building materials consist of wholesale sales of lumber and building materials in the United States. Sales of wood products with industrial and OEM applications consist of wholesale sales of wood products primarily to the transportation and recreational boating industries in the United States. Sales of industrial tools consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales of processed seeds and grain consist of the distribution of processed agricultural seeds and grain in the United States. The Company’s major distribution centers are located in North Plains, Oregon and Ogden, Utah.

For the first quarter of the current fiscal year, ended November 30, 2002, sales increased 229% to $13,499,920 compared to $4,106,102 for the same quarter of the previous year.

Sales of building materials were $1,280,758 for the quarter, down 60% compared to sales of $3,133,563 for the first quarter of last year. The sale of building materials is accomplished through the activities of Jewett Cameron Lumber Company, which is a wholly owned subsidiary of Jewett Cameron Trading Company Ltd.

Sales of industrial wood products were $11,266,576 for the quarter. These sales resulted from the activities of Greenwood Products, Inc., a wholly owned subsidiary of Jewett Cameron Lumber Company, which, in turn, is a wholly owned subsidiary of Jewett Cameron Trading Company Ltd. Greenwood Products, Inc. was incorporated in the third fiscal quarter of 2002.

Sales of pneumatic tools and industrial clamps were $247,468 for the first quarter compared to $191,027 for the first quarter of last year, an increase of 30%. The sale of pneumatic tools and industrial clamps is accomplished through the activities of MSI-PRO which is a wholly owned subsidiary of Jewett Cameron Lumber Company.

Sales of processed seeds and grain were $705,118 for the first quarter compared to $781,512 for the first quarter of last year, a decrease of 10%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.

General and administrative expenses for the Company were $1,967,773 for the first quarter up from $851,662 for the first quarter of last year. The primary reason for the increase of $1,115,854 was the addition of the activities of Greenwood Products, Inc. during the second quarter of Fiscal 2002. The activities of Greenwood Products, Inc. resulted in an increase in depreciation of $11,386; an increase in general and administrative expenses of $153,306; an increase in employee wages and benefits of $804,889; and, an increase in warehouse expenses and supplies of $146,273.

Net income for the quarter was $113,546 which represents an 21% increase over the first quarter of last year when net income was $93,492. The increase in net income was due primarily to the activities of Greenwood Products, Inc. and the increase in sales of industrial tools.

Earnings per share was $0.12 for the first quarter of Fiscal 2003 compared to $0.10 for the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2002 the Company had working capital of $4,683,818, which represented an increase of $300,648 as compared to the working capital position of $4,383,170 as of August 31, 2002. The primary reason for the increase in working capital was an increase of $2,987,256 in inventory. During the first quarter of Fiscal 2003, cash and cash equivalents decreased by $208,8786; accounts receivable, net of allowance decreased by $1,547,842; and, prepaid expenses increased by $101,885. Bank indebtedness increased by $2,404,903; however, accounts payable and accrued liabilities decreased by $1,432,767.

Accounts Receivable and Inventory represented 96.3% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon. The total line of credit available is $6.0 million of which there was an outstanding balance on November 30, 2002 of $5,370,542 and an outstanding balance as of August 31, 2002 of 2,965,639.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

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

  Demand for company products may change;
  Production time and the overall cost of products could increase if any of the primary suppliers are lost or if any primary supplier increased the prices of products;
  Fluctuations in quarterly and annual operating results may make it difficult to predict future performance;
  Shareholders could experience significant dilution;
  The Company could lose its significant customers;
  The Company could experience delays in the delivery of its products;
  A loss of the bank credit agreement could impact future liquidity;
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

Item 3 – Quantitative and Qualitative Disclosures about Market Risks:

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2001. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.

The Company has a line of credit whose interest rate is based on various published rates that may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The Company does not expect any change in the interest rates to have a material adverse effect on the Company’s results from operations.

Foreign Currency Risk

Management does not expect foreign currency exchange rates to significantly impact the Company in the future as all of the Company’s business operations are in the United States.

Item 4. Controls and Procedures

a)
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 ( c ) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this amended report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph a) above.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings – None
Item 2.	Changes in Securities – None
Item 3.	Default Upon Senior Securities – None
Item 4.	Submission of Matters to a Vote of Securities Holders – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd. (Registrant)

Dated: January 15, 2002	/s/ Donald M. Boone
Donald M. Boone, President/CEO/Director

/s/ Michael C. Nasser
Michael C. Nasser, Corporate Secretary

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald M. Boone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jewett Cameron Trading Company Ltd;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003	/s/ DONALD M. BOONE
Donald M. Boone, President/CEO/Director

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael C. Nasser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jewett Cameron Trading Company Ltd;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003	/s/ MICHAEL C. NASSER
Michael C. Nasser, Corporate Secretary