Form 10-Q
period 2003-02-28
JEWETT CAMERON TRADING CO LTD
filed 2003-04-16
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                  (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2003.  Common Stock, no par value

1,538,408 Shares.

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at February 28, 2003 and August 31, 2002

Consolidated Statements of Operations as of the Three Month Period Ended February 28, 2003 and February 28, 2002 and the Six Month Period Ended February 28, 2003 and February 28, 2002

Consolidated Schedules of General and Administrative Expenses for the Three Month Period Ended February 28, 2003 and February 28, 2002 and the Six Month Period Ended February 28, 2003 and February 28, 2002

Consolidated Statements of Cash Flows as of the Three Month Period Ended February 28, 2003 and February 28, 2002 and for the Six Month Period Ended February 28, 2003 and February 28, 2002

Consolidated Statements of Stockholder’s Equity

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

PART 2 – OTHER INFORMATION

Signatures

Certifications

Exhibits - - 99.1 and 99.2 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	February 28, 2003	August 31, 2002
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$ 197,537	$ 469,991
Accounts receivable, net of allowance of $200,000 (2002 - $310,000)	5,674,566	6,098,733
Inventory (Note 3)	8,251,404	4,696,783
Prepaid expenses	212,961	102,423

Total current assets	14,336,468	11,367,930

Capital assets (Note 4)	2,735,097	2,861,850
Deferred income taxes (Note 5)	44,700	171,900

Total assets	$ 17,116,265	$14,401,680

LIABILITIES AND STOCKHOLDERS EQUITY

Current
Bank indebtedness (Note 6)	$ 7,028,500	$ 2,965,639
Accounts payable and accrued liabilities	2,376,980	4,018,760

Total current liabilities	9,405,480	6,984,399

Stockholders’ equity
Capital stock (Note 7)
Authorized
20,000,000 Common shares, without par value
10,000,000 Preferred shares, without par value
Issued
1,538,408 Common shares (August 31, 2002 – 1,508,493)	1,871,340	1,706,451
Additional paid-in capital	591,723	602,587
Retained earnings	5,552,698	5,365,515

	8,015,761	7,674,553
Less: Treasury stock – 75,150 common shares (August 31, 2002 – 67,050)	(304,976)	(257,272)

Total stockholders’ equity	7,710,785	7,417,281

Total liabilities and stockholders’ equity	$ 17,116,265	$ 14,401,680

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended February 28, 2003	Three Month Period Ended February 28, 2002	Six Month Period Ended February 28, 2003	Six Month Period Ended February 28, 2002

Sales	$ 11,999,598	$ 3,414,881	$ 25,499,518	$ 7,520,983

Cost of sales	10,235,971	2,504,557	21,549,543	5,600,455

Gross profit	1,763,627	910,324	3,949,975	1,920,528

Operating expenses
General And Administrative – Schedule	1,566,335	775,255	3,534,106	1,627,174

Income from operations	197,292	135,069	415,869	293,354

Other items
Interest and other income	-	821	190	2,066
Interest expense	(58,457)	(2,251)	(101,676)	(3,289)

	(58,457)	(1,430)	(101,486)	(1,223)

Income before income taxes	138,835	133,639	314,383	292,131

Income tax expense	(65,200)	(62,000)	(127,200)	(127,000)

Net income for the period	$ 73,635	$ 71,639	$ 187,183	$ 165,131

Basic earnings per share	$ 0.05	$ 0.05	$ 0.13	$ 0.11

Diluted earnings per share	$ 0.05	$ 0.05	$ 0.12	$ 0.11

Weighted average number of common shares outstanding
Basic	1,461,641	1,446,629	1,458,407	1,451,402
Diluted	1,514,475	1,520,473	1,512,888	1,514,522

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended February 28, 2003	Three Month Period Ended February 28, 2002	Six Month Period Ended February 28, 2003	Six Month Period Ended February 28, 2002

Bad debt recovery	$ (110,106)	$ -	$ (109,526)	$ (2,949)

Depreciation and amortization	79,308	55,655	158,501	123,462

Foreign exchange (gain) loss	(104)	(1,072)	137	(815)

Insurance	43,203	30,651	80,456	57,541

Office and miscellaneous	121,230	49,049	211,342	105,594

Professional fees	84,551	40,024	116,059	48,254

Rent	52,085	-	91,904	-

Repairs and maintenance	2,604	8,885	6,312	17,134

Telephone and utilities	47,358	30,200	91,327	57,739

Travel, entertainment and advertising	74,528	50,297	148,065	92,959

Warehouse expenses and supplies	112,831	47,224	329,571	117,691

Wages and employee benefits	1,058,847	464,342	2,409,958	1,010,564

	$ 1,566,335	$ 775,255	$ 3,534,106	$ 1,627,174

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended February 28, 2003	Three Month Period Ended February 28, 2002	Six Month Period Ended February 28, 2003	Six Month Period Ended February 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 73,635	$ 71,639	$ 187,183	$ 165,131
Items not involving an outlay of cash:
Depreciation and amortization	79,308	55,655	158,501	123,462
Deferred income taxes	127,200	23,000	127,200	23,000
Stock based compensation expense (recovery)	(10,865)	-	(10,865)	20,340

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(1,123,675)	275,816	424,167	603,302
Increase in inventory	(627,365)	(1,026,194)	(3,554,621)	(1,050,522)
Increase in prepaid expenses	(8,652)	(65,351)	(110,538)	(134,848)
Decrease in accounts payable and accrued liabilities	(209,016)	(143,221)	(1,641,780)	(214,903)

Net cash used in operating activities	(1,699,430)	(808,656)	(4,420,753)	(465,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury shares acquired	-	(36,037)	(47,704)	(139,601)
Issuance of capital stock for cash	-	41,102	164,889	41,102
Bank indebtedness	1,657,959	941,276	4,062,862	643,316

Net cash provided by financing activities	1,657,959	946,341	4,180,047	544,817

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(22,107)	(14,875)	(31,748)	(29,341)

Net cash used in investing activities	(22,107)	(14,875)	(31,748)	(29,341)

Increase (decrease) in cash and cash equivalents	(63,578)	122,810	(272,454)	50,438

Cash and cash equivalents, beginning of period	261,115	250,250	469,991	322,622

Cash and cash equivalents, end of period	$ 197,537	$ 373,060	$ 197,537	$ 373,060

Supplemental disclosures with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

	Common Stock		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 1999	1,157,162	$ 1,932,097	61,900	$ (319,399)	$ 582,247	$ 3,789,134	$ 5,984,079

Net income for the year	-	-	-	-	-	608,679	608,679
Shares cancelled	(83,000)	(136,940)	-	-	-	-	(136,940)
Treasury shares acquired	-	-	86,600	(442,526)	-	-	(442,526)
Treasury shares cancelled	-	-	(83,000)	429,283	-	-	429,283
Premium relating to cancellation of share capital	-	-	-	-	-	(292,343)	(292,343)
Adjustment for 3:2 stock split	537,081	-	32,750	-	-	-	-

Balance, August 31, 2000	1,611,243	1,795,157	98,250	(332,642)	582,247	4,105,470	6,150,232

Net income for the year	-	-	-	-	-	712,196	712,196
Treasury shares acquired	-	-	31,500	(168,554)	-	-	(168,554)
Adjustment for 3:2 stock split	-	-	15,750	-	-	-	-

Balance, August 31, 2001	1,611,243	1,795,157	145,500	(501,196)	582,247	4,817,666	6,693,874

Net income for the year	-	-	-	-	-	837,024	837,024
Shares cancelled	(76,500)	(129,808)	-	-	-	-	(129,808)
Treasury shares acquired	-	-	24,200	(175,059)	-	-	(175,059)
Treasury shares cancelled	-	-	(76,500)	418,983	-	-	418,983
Premium relating to cancellation of share capital	-	-	-	-	-	(289,175)	(289,175)
Stock based compensation on repricing of employee stock options	-	-	-	-	20,340	-	20,340
Stock options exercised	8,000	41,102	-	-	-	-	41,102
Adjustment for 3:2 stock split	(34,250)	-	(26,150)	-	-	-	-

Balance, August 31, 2002	1,508,493	1,706,451	67,050	(257,272)	602,587	5,365,515	7,417,281
Private placement	12,860	106,100	-	-	-	-	106,100
Shares issued for ESOP	7,083	58,789	-	-	-	-	58,789
Treasury shares acquired	-	-	5,400	(47,704)	-	-	(47,704)
Stock based compensation recovery	-	-	-	-	(10,864)	-	(10,864)
Net income for the period	-	-	-	-	-	187,183	187,183
Adjustment for 3:2 stock split	9,972	-	2,700	-	-	-	-

February 28, 2003	1,538,408	$ 1,871,340	75,150	$ (304,976)	$ 591,723	$ 5,552,698	$ 7,710,785

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

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

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended August 31, 2002.  The results of operations for the period ended February 28, 2003 are not necessarily indicative of the results to be expected for the year ending August 31, 2003.

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

FEBRUARY 28, 2003

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

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Statement of operations accounts are translated at average rates for the year.  Gains and losses resulting from foreign currency translations are included in current results of operations.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").  Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share take into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

The earnings per share data for the periods ended February 28 is summarized as follows:

	Three Month Period Ended February 28, 2003	Three Month Period Ended February 28, 2002	Six Month Period Ended February 28, 2003	Six Month Period Ended February 28, 2002

Net income	$ 73,635	$ 71,639	$ 187,183	$ 165,131

Basic earnings per share weighted
average number of shares outstanding	1,461,641	1,446,629	1,458,407	1,451,402
Effect of dilutive securities
Stock options	52,834	73,844	54,481	63,120

Diluted earnings per share weighted average number of shares outstanding	1,514,475	1,520,473	1,512,888	1,514,522

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Employee stock option plan (cont’d…)

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, “ Accounting for Certain Transactions involving Stock Compensation ” (“FIN 44”).  For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification.  Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense, until such time as the repriced options are exercised, expire or are otherwise forfeited.  Any increase in the intrinsic value of the repriced options will decrease reported earnings, and any subsequent decreases in value will increase reported earnings.

If under Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

	February 28, 2003	February 28, 2002

Net income
As reported	$ 187,183	$ 165,131

Pro forma	$ 187,183	$ 155,159

Basic earnings per share
As reported	$ 0.13	$ 0.11

Pro forma	$ 0.13	$ 0.11

Diluted earnings per share
As reported	$ 0.12	$ 0.11

Pro forma	$ 0.12	$ 0.10

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

Accounts payable

The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments are as follows:

	February 28, 2003		August 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 197,537	$ 197,537	$ 469,991	$ 469,991
Accounts receivable	5,674,566	5,674,566	6,098,733	6,098,733
Bank indebtedness	7,028,500	7,028,500	2,965,639	2,965,639
Accounts payable	2,376,980	2,376,980	4,018,760	4,018,760

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

FEBRUARY 28, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Income taxes (cont’d…)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Shipping and Handling Costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of goods sold in the Consolidated Statement of operations. All costs billed to the customer are included as revenue in the Consolidated Statement of operations.

New accounting pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (EITF00-21), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. The provisions of EITF 00-21 will apply to revenue arrangements entered in fiscal periods beginning after June 15, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

New accounting pronouncements (cont’d…)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. We are currently reviewing our investment portfolio to determine whether any of our investee companies are variable interest entities.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

3.

INVENTORY

	February 28, 2003	August 31, 2002

Home improvement products	$ 7,335,271	$ 3,862,811
Air tools and industrial clamps	272,938	289,847
Agricultural seed products	643,195	544,125

	$ 8,251,404	$ 4,696,783

4.

CAPITAL ASSETS

	February 28, 2003	August 31, 2002

Office equipment	$ 510,786	$ 488,108
Warehouse equipment	680,071	669,274
Buildings	2,088,042	2,088,042
Land	851,568	851,568

	4,130,467	4,096,992
Accumulated depreciation	(1,395,370)	(1,235,142)

Net book value	$ 2,735,097	$ 2,861,850

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

4.

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

5.

DEFERRED INCOME TAXES

Deferred income taxes of $44,700 (August 31, 2002 - $171,900) relate principally to timing differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

6.

BANK INDEBTEDNESS

	February 28, 2003	August 31, 2002

Demand loan	$ 7,028,500	$ 2,965,639

Bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the libor rate plus 190 basis points.

7.

CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

On February 28, 2003, the Company implemented a 3:2 stock split on its common shares.  The number of shares outstanding increased from 1,025,605 common shares to 1,538,408 common shares.  All share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

Treasury stock

Treasury stock is recorded at cost.  During the periods ended February 28, 2003 and 2002, the Company repurchased 5,400 (8,100 post 3:2 stock split) and 20,000 (30,000 post 3:2 stock split) shares, respectively, at an aggregate cost of $47,704 and $139,601, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

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

9.

STOCK BASED COMPENSATION EXPENSE

Following is a summary of the status of the plan during 2003, 2002 and 2001:

	Number of Shares	Weighted Average Exercise Price

	(Adjusted for 3:2 Stock Split)	(Adjusted for 3:2 Stock Split)

Outstanding at August 31, 1999 and 2000	135,000	Cdn$ 3.43

Granted	-
Forfeited	-
Exercised	-
Expired	(18,000)	Cdn$ 5.50

Outstanding at August 31, 2001	117,000	Cdn$ 3.11

Granted	-
Forfeited	-
Repriced	18,000	Cdn$ 5.00
Exercised	(12,000)	Cdn$ 5.50
Expired	-

Outstanding at August 31, 2002 and February 28, 2003	123,000	Cdn$ 3.15

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

9.

STOCK BASED COMPENSATION EXPENSE (cont’d…)

Stock options

The Company has a stock option plan under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the TSX Exchange ("TSX"), the Ontario Securities Commission and the British Columbia Securities Commission.

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

Proceeds received by the Company from exercise of stock options are credited to capital stock.

Following is a summary of the status of options outstanding at February 28, 2003:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

	(Adjusted for 3:2 Stock Split)			(Adjusted for 3:2 Stock Split)

Cdn$ 2.83	105,000	3.44	Cdn$ 2.83	105,000	Cdn$ 2.83
Cdn$ 5.00	18,000	0.17	Cdn$ 5.00	18,000	Cdn$ 5.00

The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options.  Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price.  During the period ended February 28, 2003, $10,865 was recovered for stock based compensation as a result of the quarterly recalculation of the options that were repriced during fiscal 2002.  Stock based compensation recognized during the period ended February 28, 2002 was $20,340.  These amounts were allocated to wages and employee benefits in the accompanying statement of operations.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

9.

STOCK BASED COMPENSATION EXPENSE (cont’d…)

The weighted average estimated fair value of stock options granted during the periods ended February 28, 2003 and 2002 were Cdn$Nil and $2.67 per share, respectively.  These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes model were as follows for stock options granted:

	February 28, 2003	February 28, 2002

Risk-free interest rate	-	3.00%
Expected life of the options	-	2 years
Expected volatility	-	41.62%
Expected dividend yield	-	-

10.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

On March 1, 2002 the Company entered into an agreement with Greenwood Forest Products, Inc. (“Greenwood”) to acquire certain assets of Greenwood.  The assets being acquired consist of nearly $7 million of inventory, purchased in seven installments over the next two years for a price equal to the seller’s cost plus 2%; furnishings, equipment and supplies for $260,000 payable at closing (paid); and a license to use all of the intangible assets of the seller for a five year term, with an option to purchase the intangible assets for a nominal amount of $1,000, payable at closing (paid).  Subsequent to February 28, 2003, the company completed the final inventory installment purchase by acquiring inventory form Greenwood in the amount of $2,693,399.

Greenwood is in the business of processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

b)

At February 28, 2003, the Company had an un-utilized line-of-credit of approximately $970,000.

11.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

11.

SEGMENTED INFORMATION (cont’d…)

Following is a summary of segmented information for the six month periods:

	February 28, 2003	February 28, 2002

Sales to unaffiliated customers:
Building materials	$ 2,447,441	$ 5,660,571
Industrial tools	426,025	363,338
Industrial wood products	21,277,405	-
Seed processing services and sales	1,348,647	1,497,074

	$ 25,499,518	$ 7,520,983
Income from operations:
Building materials	$ (205,703)	$ 96,213
Industrial tools	37,581	41,346
Seed processing services and sales	86,626	193,702
Industrial wood products	509,736	-
General corporate	(12,371)	(37,907)

	$ 415,869	$ 293,354

Identifiable assets:
Building materials	$ 6,761,275	$ 7,053,439
Industrial tools	99,755	112,299
Seed processing services and sales	1,266,076	1,010,414
Industrial wood products	8,976,761	-
General corporate	12,398	15,958

	$ 17,116,265	$ 8,192,110

Depreciation and amortization:
Building materials	$ 124,576	$ 123,462
Industrial wood products	33,925	-

	$ 158,501	$ 123,462

Capital expenditures:
Building materials	$ 28,085	$ 8,758
Seed processing services and sales	-	20,583
Industrial wood products	3,663	-

	$ 31,748	$ 29,341

Interest expense:
Building materials	$ -	$ 3,289
Industrial wood products	101,676	-

	$ 101,676	$ 3,289

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

11.

SEGMENTED INFORMATION (cont'd…)

For the six month periods ended February 28, 2003 and 2002 the Company made sales of $2,907,453 (2002 - $3,317,473) and $Nil (2002 - $1,544,073) to customers of the building material segments which were in excess of 10% of total sales for the six month periods.

12.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At February 28, 2003, no customers accounted for total accounts receivable greater than 10%.  At February 28, 2002, two customers totalling $573,340 and $143,928 accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

13.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	February 28, 2003	February 28, 2002

Cash paid during the period for:
Interest	$ 101,676	$ 3,289
Income taxes	-	-

There were no significant non-cash transactions for the six month periods ended February 28, 2003 and 2002.

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2003 and 2002 and its results of operations and its cash flows for the three month period ended February 28, 2003 and 2002 and for the six month period ended February 28, 2003 and February 28, 2002 in accordance with US GAAP.  Operating results for the three month period ended February 28, 2003 and the six month period ended February 28, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2003.

On March 1, 2002 the Company entered into an agreement with Greenwood Forest Products, Inc. to acquire certain assets of Greenwood, which included nearly $7 million of inventory, furnishings, equipment and supplies for $260,000 and a license to use all of the intangible assets of the seller for a five year term, with an option to purchase the intangible assets for a nominal amount of $1,000, payable at closing (paid).  Subsequent to February 28, 2003, the company completed the final inventory installment purchase by acquiring inventory form Greenwood in the amount of $2,693,399.  The acquisition of the certain assets of Greenwood Forest Products Inc is now complete.  Greenwood’s inventory now counts for approximately 80% of total inventory for the Company.  Greenwood also now contributes significantly to the Company’s assets, now accounting for approximately 52% of total consolidated assets, approximately 25% of total liabilities and approximately 83% of consolidated sales.

The Company’s number of days in receivables is approximately 51 days as at February 28, 2003, which was about he same as at August 31, 2002.  Overall, in the past year, the number of days in receivables has increased due to the fact that many of Greenwood Products Inc.’s customers have a net 60-day policy.

The Company’s number of says in inventory is approximately 118 as at February 28, 2003 in comparison to approximately 40 days as at August 31, 2002.  The primary reason for the increase is due to the Company’s expedited purchases of Greenwood’s Forest Products Inc.’s inventory, as well as due to the slowing economy.

RESULTS OF OPERATIONS

Three months ended February 28, 2003 and 2002:

Jewett Cameron’s operations are classified into four principle industry segments: sales of building materials, sales of wood products with industrial and OEM applications, sales of industrial tools and sales of processed agricultural seeds and grain. Sales of building materials consist of wholesale sales of lumber and building materials in the United States.  Sales in this category are attributable to Jewett Cameron Lumber Corporation, a wholly owned subsidiary of the Company, and consist primarily of home improvement products such as decking materials, fencing materials, lattice work, arbors, garden seats, etc. These sales occur year-round; however, they are greater in the Spring and Summer months. Sales of wood products with industrial and OEM applications consist of wholesale sales of wood products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc., a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Approximately 50% to Greenwood Product’s sales are attributable to the recreational boating industry and are generally stronger during the Spring and Summer months. Sales of industrial tools consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   Sales of processed seeds and grain consist of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to Jewett Cameron Seed Company occur during this time of year. The Company’s major distribution centers are located in North Plains, Oregon and Ogden, Utah.

For the second quarter of the current fiscal year, ended February 28, 2003, sales increased 351% to $11,999,598 compared to $3,414,881 for the same quarter of the previous year.

The principal reason for the 351% increase in sales was the contribution of Greenwood Products Inc., a wholly owned subsidiary of Jewett-Cameron Lumber Company, which was begun in March of last year when the Company purchased the business and certain assets of Greenwood Forest Products Inc. Sales of industrial wood products, through Greenwood Products Inc., accounted for $10,010,829 in the second quarter of Fiscal 2003 as compared to no sales during the second quarter of Fiscal 2002.

Sales of building materials were $1,166,683 for the quarter, down 54% compared to sales of $2,527,008 for the second quarter of last year. The sale of building materials is accomplished through the activities of Jewett Cameron Lumber Company, which is a wholly owned subsidiary of Jewett Cameron Trading Company Ltd. Management attributes the decrease in the sales of building materials to the current downturn in the economy which is resulting in consumers spending less money on home improvement projects.

Sales of pneumatic tools and industrial clamps were $178,557 for the second quarter compared to $172,311 for the second quarter of last year, an increase of about 4%. The sale of pneumatic tools and industrial clamps is accomplished through the activities of MSI-PRO which is a wholly owned subsidiary of Jewett Cameron Lumber Company. The Company hired new sales personnel since the second quarter of the last fiscal year in an effort to reverse the declining sales trend in this area, which was occurring at the time. The efforts of the newly hired sales staff has resulted in the stronger sales evidence during the second quarter of Fiscal 2003.

Sales of processed seeds and grain were $643,529 for the second quarter compared to $715,562 for the second quarter of last year, a decrease of slightly over 10%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.  The decrease in sales, which occurred in the second quarter of Fiscal 2003 as compared to the second quarter of Fiscal 2002, was due primarily to poor growing conditions resulting from unfavorable weather.

Cost of sales accounted for 85% of sales for the second quarter compared to 73% for the second quarter of last year, an increase of 12%.  The increase was primarily attributed to the addition of the activities of Greenwood Products, Inc. who experience lower margins on sales due to higher delivery and product cost.

General and administrative expenses accounted for 13% of sales for the second quarter compared to 23% for the second quarter of last year, a decrease of 10%.  The decrease was primarily due to the Company’s restructuring of its sales force, which cut costs during the current quarter, as well as due to the increase in sales brought by the addition of Greenwood Products Inc. General and administrative expenses for the Company were $1,566,335 for the second quarter up from $775,255 for the second quarter of the last fiscal year.  The primary reason for the increase of $791,080 was the addition of the activities of Greenwood Products, Inc. during the third quarter of Fiscal 2002. The activities of Greenwood Products, Inc. resulted in an increase in depreciation and amortization of $23,653; an increase in general and administrative expenses of $791,080:  an increase in employee wages and benefits of $594,505; and, an increase in warehouse expenses and supplies of $65,607.

Income tax expense for the quarter was $65,200 in comparison to $62,000 for the second quarter of last year.  The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.  The increase in income tax expense is due to higher net income for the current quarter.

Net income for the quarter was $73,635 which represents a 3% increase over the second quarter of the last fiscal year when net income was $71,639.  The increase in net income was due primarily to the sales of Greenwood Products, Inc. and the slight increase in sales of industrial tools.

Earnings per share were $0.05 for the second quarter of Fiscal 2003 compared to $0.05 for the second quarter of fiscal 2002.

Six Months Ended February 28, 2003 and 2002

For the first six months of the current fiscal year, ended February 28, 2003, sales increased 339% to $25,499,518 compared to $7,520,983 for the same period of the previous fiscal year.

The principal reason for the 339% increase in sales was the contribution of Greenwood Products Inc., as described above. Sales of industrial wood products, through Greenwood Products Inc., accounted for $21,277,405 for the first six months of Fiscal 2003 as compared to no sales during the first six months of Fiscal 2002.

Sales of building materials were $2,447,441 for the period, a decrease of 57% compared to sales of $5,660,571 for the first six months of Fiscal 2002. The sale of building materials is accomplished through the activities of Jewett Cameron Lumber Company, which is a wholly owned subsidiary of Jewett Cameron Trading Company Ltd. As stated earlier, management attributes the decrease in the sales of building materials to the current downturn in the economy which is resulting in consumers spending less money on home improvement projects.

Sales of pneumatic tools and industrial clamps were $426,025 for the period as compared to $363,338 for the same period of last year, an increase of about 17%. As was the case for the second quarter of Fiscal 2003 as compared to the second quarter of Fiscal 2002, the efforts of the newly hired sales staff resulted in the stronger sales evidenced during this period as compared to the prior like period.

Sales of processed seeds and grain were $1,348,647 for the period compared to $1,497,074 for the first six months of the last fiscal year, a decrease of slightly over 11%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.  As stated earlier, the decrease in sales, which occurred in the period as compared to the first six months of Fiscal 2002, was due primarily to poor growing conditions resulting from unfavorable weather.

Cost of sales accounted for 85% of sales for the current period compared to 74% for the six month period of the last year, an increase of 11%.  As stated earlier, the increase was primarily attributed to the addition of the activities of Greenwood Products, Inc. who experience lower margins on sales due to higher delivery and product cost.

General and administrative expenses accounted for 14% of sales for the current period compared to 22% for the six month period of last year, a decrease of 8%.  As stated earlier, the decrease was primarily due to the Company’s restructuring of its sales force, which cut costs during the current quarter, as well as due to the increase in sales brought by the addition of Greenwood Products Inc

General and administrative expenses for the Company were $3,534,106 for the first six months of Fiscal 2003 as compared to $1,627,174 for the first six months of the last fiscal year.  The primary reason for the increase of $1,906,932 was the addition of the activities of Greenwood Products, Inc. during the third quarter of Fiscal 2002. The activities of Greenwood Products, Inc. resulted in an increase in depreciation and amortization of $35,039; an increase in insurance of $22,915; an increase in office and miscellaneous expenses of $105,748; an increase in professional fees of 67,805; an increase in rent of $91,904; an increase in telephone expenses of $33,588; an increase in travel, entertainment and advertising of $55,106; an increase in general and administrative expenses of $1,906.932; an increase in employee wages and benefits of $1,399,394; and, an increase in warehouse expenses and supplies of $211,880.

Income tax expense for the current period was $127,200 in comparison to $127,000 for the six month period of last year.  The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.  Although income before income taxes for the current period increased by $22,252 in comparison to the six month period of last year, income tax expense remained relatively the same due to several non-taxable items that are included as part of net income for the current period.

There are no additional categories of expenses associated with Greenwood Products, Inc. as its operations are similar to those of Jewett-Cameron Lumber Corporation; Jewett-Cameron Seed Company; and, MSI-PRO Corp.

Net income for the six months ended February 28, 2003 was $187,183 which represents a 13% increase over the first six months of the last fiscal year when net income was $165,131.  The increase in net income was due primarily to the sales of Greenwood Products, Inc. and the increase in sales of industrial tools.

Earnings per share were $0.13 for the first six months of Fiscal 2003 compared to $0.11 for the first six months of fiscal 2002, an increase of 18%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2003 the Company had working capital of $4,930,988, which represented an increase of $547,818 as compared to the working capital position of $4,383,531 as of August 31, 2002.  The primary reason for the increase in working capital was an increase of $3,554,621 in inventory. During the first six months of Fiscal 2003, cash and cash equivalents decreased by $272,454; accounts receivable, net of allowance decreased by $424,167; and, prepaid expenses increased by $110,538. Bank indebtedness increased by $4,062,861; however, accounts payable and accrued liabilities decreased by $1,641,780.

Accounts Receivable and Inventory represented 97.1% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on February 28, 2003 of $7,028,500 and an outstanding balance as of August 31, 2002 of 2,965,639.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

Business Risks

This quarterly report includes “forward–looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward-looking statements.  All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs.

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

A loss of the bank credit agreement could impact future liquidity:

The Company currently maintains a line of credit with U.S. Bank in the amount of $8 million. A loss of this credit line could have a significantly adverse effect on the liquidity of the Company.

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

 Item 3 – Quantitative and Qualitative Disclosures about Market Risks:

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2003.  However, the Company is exposed to interest rate risk.

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

Item 4. Controls and Procedures

a)

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 (c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this amended report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

b)

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph a) above.

Part II – OTHER INFORMATION

Item 1.

 Legal Proceedings

---No Disclosure Required---

Item 2.

 Changes in Securities

At a Special Meeting held on February 17, 2003, shareholders approved a special resolution authorizing the alteration of the outstanding capital of the Company as follows:

a)

By subdividing the issued 1,025,605 Common Shares without par value, all of which are fully, paid, on the basis of three (3) shares to be received for every two (2) shares held so that the number of Common Shares outstanding was increased from 1,025,605 to 1,538,408.

Shareholders of the Company kept the share certificates they had and the Company provided shareholders of record, as of the close of business on February 28, 2003, with additional share certificates.

At the same Special Meeting held on February 17, 2003, a resolution was also passed approving the purchase of up to 100,000 Common Shares by the Company’s Employee Stock Ownership Plan.

Item 3.

 Default Upon Senior Securities

---No Disclosure Required---

Item 4.

 Submission of Matters to a Vote of Securities Holders

1. The Company conducted an Annual Meeting on January 10, 2003. The matters voted upon, together with the results of voting were as follows:

The following persons were elected to fill the vacancies on the Board of Directors to serve until the year 2004 Annual Meeting of the Shareholders and until their successors shall be duly elected:

Director	Shares Voted in Favor	Shares Voted Against

Donald M. Boone	782,137	0
Jeffrey Lowe	782,137	0
James Schjelderup	782,137	0
Stephanie Rink	782,137	0

To appoint Davidson and Company as auditors and to authorize the Directors to fix the remuneration.

Shares Voted in Favor	Shares Voted Against
782,137	0

2. The Company conducted a Special Meeting on February 17, 2003 where shareholders approved a special resolution authorizing the alteration of the outstanding capital of the Company as described above and the shareholders approved a second resolution approving the purchase of up to 100,000 share by the Company’s Employee Stock Ownership Plan.

	Shared Voted in Favor	Shares Voted Against	Abstain
Subdivision of Common Shares, 3 shares to be received for every 2 shares held	11,480	0	0
Issuance of Common Shares of the Company’s Employee Stock Ownership Plan (Granting ability of the Plan to purchase up to 100,000 Common Shares)	10,840	500	140

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: April 14, 2003

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

Date: April 14, 2003

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

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c.

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

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

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

Date: April 14, 2003

                 /s/ MICHAEL C. NASSER

Michael C. Nasser, Corporate Secretary