Form 10-K/A
period 2002-08-31
JEWETT CAMERON TRADING CO LTD
filed 2003-05-29
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Amendment #1

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

Index to Exhibits on Page 29

#

Jewett-Cameron Trading Company Ltd.

Form 10-K

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

The Company’s wholly-owned subsidiary, Jewett-Cameron Seed Company (“JCSC”) was incorporated in Oregon, USA in October 2000. This company was formed after the Company acquired certain assets of a company called Agr obiot ech Inc. The assets acquired by the Company were located at 31345 N.W. Beach Road in Hillsboro, Oregon. The assets purchased by the Company consisted of thirteen plus acres of land; 105,000 square feet of buildings; rolling stock; and, equipment.  This facility was utilized for seed and grain processing, storage and brokerage.  JCSC now operates as a seed and grain processing, storage and brokerage business.

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

Financial Information About Business Segments

	Fiscal Year Ended 8/31/2002	Fiscal Year Ended 8/31/2001	Fiscal Year Ended 8/31/2000
Sales:
Building Materials:
United States	$40,233,397	$19,369153	$23,336,751
South Pacific	Nil	Nil	$45,602
Industrial Tools	$776,545	$919,169	$1,111,833
Seed Processing and Sales	$2,615,183	$1,824,632	nil
Total	$43,625,125	$22,112,954	$24,494,186

Income (Loss) from Operations:
Building Materials:
United States	$1,503,433	4843,278	$1,250,539
South Pacific		($2,285)	($190,610)
Industrial Tools	$89,043	($23,981)	$150,123
General Corporate	($49,986)	($107,547)	($87,549)
Seed Processing and Sales	$249,526	$35,894	Nil
Total	$1,742,016	$745,359	$1,122,503

Identifiable Assets:
Building Materials:
United States	$12,960,069	$6,739,910	$6,456,978
South Pacific			$247,907
Industrial Tools	$121,458	$101,409	`$116,753
General Corporate	$16,604	$19,707	$115,722
Seed Processing and Sales	$1,303,549	$815,699	nil
Total	$14,401,680	$7,676,725	$6,937,360

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

Table No. 1

NASDAQ Small Capital Stock Exchange

Common Shares Trading Activity

Fiscal Quarter Ended	Volume	High	Low	Closing
08/31/02	227,500	$9.45	$8.36	$8.84
05/31/02	44,900	$9.49	$8.15	$8.28
02/28/02	46,800	$9.25	$6.91	$9.25
11/31/01	49,600	$7.32	$6.30	$7.10

08/31/01	22,300	$6.36	$6.01	$6.73
05/31/01	22,500	$6.15	$5.31	$6.01
02/28/01	41,100	$6.69	$4.81	$5.75
11/30/00	64,200	$5.12	$4.50	$4.81

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

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

Fiscal Quarter Ended	Volume	High	Low	Closing
08/31/02	4,425	$14.15	$12.78	$13,50
05/31/02	7,000	$14.69	$12.42	$12.42
02/28/02	20,289	$14.50	$11.00	$14.50
11/30/01	21,400	411.38	$10.00	$11.38

08/31/01	10,020	$10.00	$9.26	$10.00
05/31/01	7,140	$9.45	$8.50	$9.34
02/28/01	10,000	$9.24	$7.50	$9.24
11/30/00	22,381	$8.10	$7.50	$7.50

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

Table No. 3

Selected Financial Data

($ in 000, expect per share data)

	Year Ended 8/31/02	Year Ended 8/31/01	Year Ended 8/31/00	Year Ended 8/31/99	Year Ended 8/31/98
Revenue	$43,625	$22,113	$24,494	$29,102	$26,179
Gross Profit	$7,118	$4,232	$3,866	$4,288	$3,392
Net Income	$837	$712	$609	$593	$102
Earnings per Share	$0.84	$0.72	$0.60	$0.52	$0.09
Fully Diluted Earnings per Share	40.80	$0.70	$0.58	$0.51	$0.08

Dividends per Share	0	0	0	0	0
Basic Avg Shares (000)	1,002	989	1,021	1,132	1.148
Diluted Avg Shares (000)	1,052	1,023	1,054	1,167	1,236

Working Capital	$4,383	$3,666	$4,609	$4,181	$3,650
Long-Term Debt	0	0	0	0	$580
Shareholders’ Equity	$7,417	$6,694	$6,150	$5,984	$5,717
Total Assets	$14,402	$7,677	$6,937	$7,214	$7,220

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended 8/31/02, 8/31/01 and 8/31/00 should be read in conjunction with the audited financial statements of the Company (prepared in accordance with US GAAP) and related notes included therein.

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

The Company has experienced a decrease in sales in the area of home improvement products which management believes is due to recessionary conditions in the economy causing customers to scale back their purchases of these discretionary items.  The loss of revenue from these products has been offset by the sales increases in other areas; however, and management believes that once consumer confidence strengthens, home improvement sales will again trend upward.

Gross profit for Fiscal 2002 increased 68% to $7,118,361 from $4,232,404 in Fiscal 2001. (Gross profit for Fiscal 2000 was $3,866,372.)

The cost of goods sold as a percent of revenue remained relatively stable during Fiscal 2000 and Fiscal 2001 at 84.2% and 80.8% respectively.  This figure decreased during Fiscal 2002 to 60.7% as a result of the new products introduced by the purchase of Greenwood Products, which carry generally lower margins.

General and administrative expenses as a percent of revenue increased from 10% during Fiscal 2000 to 16% during Fiscal 2001.  This was primarily the result of the additional expenses brought about by the operations of Jewett-Cameron Seed Company which completed its first full year of operations during Fiscal 2001. During Fiscal 2002 administrative expenses as a percent of revenue decreased slightly to 13.2% as a result of efficiencies introduced into Jewett-Cameron Seed Company and the additions to operations of Greenwood Products.

As would be expected with the addition of Greenwood Products, Inc., which occurred in February of Fiscal 2002, general and administrative expenses increased by $2,289,300 during Fiscal 2002 as compared to Fiscal 2001. This represented an increase of 66% for Fiscal 2002 as compared to Fiscal 2001. Management believes that this increase is more than offset by the increase in sales of 97%; the increase in gross profit of 68%; and, the increase in net profit of 17.5%, which occurred during Fiscal 2002 as compared to Fiscal 2001.

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

Cash Flows from 2001 Financing Activities included an increase in bank indebtedness of $297,960 and Treasury shares acquired in the amount of ($168,554).

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

Quarterly Financial Results

Quarterly Selected Financial Data

(Dollars in 000, except per share data)

	8/31/02	5/31/02	2/28/02	11/30/01	8/31/01	5/31/01	2/28/01	11/30/00
Revenue	$16,506733	19,597,409	$3,414,881	$4,106,102	$6,274,883	$7,572,756	$4,545,515	$3,719,800
Gross Profit	$2,538,275	$2,659,558	$910,324	$1,010,204	$1,446,823	$1,179,742	$850,925	$754,914
Net Income	$345,466	$326,427	$71,639	$93,492	$294,628	$286,109	$47,496	$83,963
Earnings/share	$0.33	$0.34	$0.07	$0.10	$0.30	$0.29	$0.05	$0.08
Fully Diluted EPS	$0.32	$0.32	$0.07	$0.09	$0.30	$0.28	$0.05	$0.08

Dividends/Share	0	0	0	0	0	0	0	0
Basic Avg Shares	1,001,775	965,086	964,419	970,783	988,681	998,506	1,000,050	1,003,149
Diluted Avg Shares	1,052,383	1,017,920	1,013,649	1,017,675	1,023,421	1,032,179	1,031,642	1,032,829

Working Capital	$4,383,531	$3,948,274	$3,869,991	$3,729,507	$3,948,274	$3,421,809	$3,114,934	$3,060,590
Long Term Debt	0	0	0	0	0	0	0	0
Shareholders’ Equity	$7,417,281	$7,078,936	$6,780,846	$6,704,142	$6,693,874	$6,431,282	$6,156,514	$6,148,047
Total Assets	$14,401,680	$14,027,302	$8,192,110	$7,317,351	$7,676,725	$10,056,061	$10,696,304	$7,730,441

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

Table No. 6

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
Donald M. Boone, CEO	2002	$36,000	0	0	0
	2001	$36,000	$30,000	0	0
	2000	$36,000	0	0	0
	1999	$36,000	$30,000	0	0

Michael C. Nasser, Secretary	2002	$177,000	$38,150	0	0
	2001	$143,750	0	0	0
	2000	$120,000	$55,728	0	0
	1999	$120,000	$78,675	0	0

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

Table No. 7

Stock Options Outstanding

Name	Number of Stock Options	Exercise Price (CDN$)	Expiration Date
Donald M. Boone	35,000	$4.25	8/06/2006
Michael C. Nasser	35,000	$4.25	8/06/2006
Jeffrey Lowe	4,000	$7.50	4/30/2003
James Schjelderup	4,000	$7.50	4/30/2003
Stehpanie Rink	4,000	$7.50	4/30/2003

Total Officers/Directors (5 persons)	82,000
Total Employees/Consultants	0
Total Officers/Directors/Employees	82,000

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

The Registrant is aware of two individuals as being the beneficial owner of more than ten percent (10%) of the common stock of the Registrant, as described in Table No. 81

1 U.S. National Bank, Trustee for Jewett Cameron Trading Co. Ltd. Employee Stock Option Plan and Trust is the holder of 147,667 common shares which represents 14.5% of the issued and outstanding shares.

.

Table No. 8 lists as of 11/14/02 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

Table No. 8

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Donald M. Boone (2)	299,190	28.5%
Common	Michael C. Nasser (3)	157,304	15.0%
	Total	456,494	43.5%

(1) Addresses: c/o Jewett-Cameron Trading Company Ltd.

                   32775 NW Hillcrest, North Plains, Oregon  97133

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

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

          Security Holders: None

    24.  Power of Attorney: None

    27.  Financial Data Schedule:  None

    28.  Information from Reports Furnished to State Insurance

          Regulatory Authorities:  Not Applicable

    99.  Additional Exhibits:

          -- Incorporated by Reference to Form 10 –

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

October 11, 2002

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT AUGUST 31

		2002	2001

ASSETS

Current
Cash and cash equivalents		$ 469,991	$ 322,622
Accounts receivable, net of allowance of $310,000 (2001 - $315,000)		6,098,733	1,864,991
Inventory (Note 4)		4,696,783	2,400,027
Prepaid expenses		102,423	61,109

Total current assets		11,367,930	4,648,749

Capital assets (Note 5)		2,861,850	2,820,676
Deferred income taxes (Note 6)		171,900	207,300

Total assets		$ 14,401,680	$ 7,676,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 2,965,639	$ 297,960
Accounts payable and accrued liabilities		4,018,760	684,891

Total current liabilities		6,984,399	982,851

Stockholders' equity
Capital stock (Note 8)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,005,662	Common shares (2001 – 1,074,162)	1,706,451	1,795,157
Additional paid-in capital		602,587	582,247
Retained earnings		5,365,515	4,817,666

		7,674,553	7,195,070
Less: Treasury stock – 44,700 common shares (2001 – 97,000)		(257,272)	(501,196)

Total stockholders' equity		7,417,281	6,693,874

Total liabilities and stockholders' equity		$ 14,401,680	$ 7,676,725

Contingent liabilities and commitments (Note 11)

On behalf of the Board:

	Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2002	2001	2000

SALES	$ 43,625,125	$ 22,112,954	$ 24,494,186

COST OF SALES	36,506,764	17,880,550	20,627,814

GROSS PROFIT	7,118,361	4,232,404	3,866,372

OPERATING EXPENSES
General and administrative expenses – Schedule	5,776,345	3,487,045	2,520,751
Write-down of capital assets	-	-	73,118
Litigation settlement	-	-	150,000

	5,776,345	3,487,045	2,743,869

Income from operations	1,342,016	745,359	1,122,503

OTHER ITEMS
Interest and other income	1,041	14,002	28,640
Interest expense	(53,587)	(124,200)	(95,464)

	(52,546)	(110,198)	(66,824)

Income before income taxes	1,289,470	635,161	1,055,679

Income taxes (Note 6)
Current	417,046	8,065	352,000
Deferred	35,400	(85,100)	95,000

	452,446	(77,035)	447,000

Net income for the year	$ 837,024	$ 712,196	$ 608,679

Basic earnings per common share	$ 0.84	$ 0.72	$ 0.60

Diluted earnings per common share	$ 0.80	$ 0.70	$ 0.58

Weighted average number of common shares outstanding:
Basic	1,001,775	988,681	1,020,726
Diluted	1,052,383	1,023,421	1,054,070

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

SCHEDULE OF CONSOLIDATED GENERAL AND ADMINISTRATIVE EXPENSES

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2002	2001	2000

Bad debt expense (recovery)	$ (2,991)	$ 68,698	$ 15,542
Depreciation and amortization	287,102	220,070	125,323
Foreign exchange loss (gain)	(422)	22,117	55,357
Insurance	133,738	122,620	73,627
Office and miscellaneous	312,684	253,914	190,436
Professional fees	169,402	98,020	116,278
Rent	90,142	5,804	-
Repairs and maintenance	41,205	43,599	53,341
Telephone and utilities	140,239	107,069	78,158
Travel, entertainment and advertising	234,940	189,297	152,459
Wages and employee benefits	3,998,763	2,129,468	1,557,038
Warehouse expenses and supplies	371,543	226,369	103,192

	$ 5,776,345	$ 3,487,045	$ 2,520,751

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

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 837,024	$ 712,196	$ 608,679
Items not involving an outlay of cash:
Depreciation and amortization	287,102	220,070	125,323
Foreign exchange loss	-	-	55,357
Deferred income taxes	35,400	(85,100)	95,000
Loss on disposal of capital assets	-	-	73,118
Stock-based compensation	20,340	-	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(4,233,742)	676,396	(90,838)
(Increase) decrease in inventory	(2,296,756)	222,548	44,260
(Increase) decrease in prepaid expenses	(41,314)	(36,862)	4,296
Increase (decrease) in accounts payable and accrued liabilities	3,333,869	(102,237)	(355,161)

Net cash provided by (used in) operating activities	(2,058,077)	1,607,011	560,034

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	2,667,679	297,960	(87,883)
Issuance of capital stock for cash	41,102	-	-
Treasury shares acquired	(175,059)	(168,554)	(442,526)

Net cash provided by (used in) financing activities	2,533,722	129,406	(530,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	74,745	(400)
Purchase of capital assets	(328,276)	(1,696,817)	(44,897)

Net cash used in investing activities	(328,276)	(1,622,072)	(45,297)

Change in cash and cash equivalents	147,369	114,345	(15,672)

Cash and cash equivalents, beginning of year	322,622	208,277	223,949

Cash and cash equivalents, end of year	$ 469,991	$ 322,622	$ 208,277

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share (cont’d…)

The earnings per share data for the years ended August 31 is summarized as follows:

	2002	2001	2000

Net income for the year	$ 837,024	$ 712,196	$ 608,679

Basic earnings per share weighted average number
of common shares outstanding	1,001,775	988,681	1,020,726
Effect of dilutive securities
Stock options	50,608	34,740	33,344

Diluted earnings per share weighted average number of common shares outstanding	1,052,383	1,023,421	1,054,070

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

Accounts payable

The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Bank indebtedness	$ 2,965,639	$ 2,965,639	$ 297,960	$ 297,960
Cash and cash equivalents	469,991	469,991	322,622	322,622
Accounts receivable	6,098,733	6,098,733	1,864,991	1,864,991
Accounts payable and accrued liabilities	4,018,760	4,018,760	684,891	684,891

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

3.

BUSINESS COMBINATION AND ACQUISITION

On March 1, 2002, the Company entered into an agreement to acquire certain assets including inventory, equipment and a license to use all of the intangible assets of Greenwood Forest Products Inc. (“Greenwood”).  The cost of the acquisition was allocated as follows:

Furniture and equipment	$ 260,000
License	1,000

$ 261,000

The agreement also requires the Company to purchase approximately up to an additional $7,000,000 of inventory from Greenwood over the next two years of which $1,799,828 has been purchased at August 31, 2002. Greenwood is in the business of processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

The unaudited pro forma financial information below gives effect to the consolidated results of operations as if the purchase of Greenwood by Jewett occurred on September 1, 2001.  This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition of Greenwood’s assets taken place at September 1, 2001.  Pro forma information follows:

	2002	2001

Sales	$ 66,923,527	$ 63,702,837
Net income (net of income taxes)	1,034,098	633,710

Basic earnings per common share	$ 1.03	$ 0.64
Diluted earnings per common share	0.98	0.62

4.

INVENTORY

	2002	2001

Home improvement products	$ 3,862,811	$ 1,936,706
Air tools and industrial clamps	289,847	280,449
Agricultural seed products	544,125	182,872

	$ 4,696,783	$ 2,400,027

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

5.

CAPITAL ASSETS

	2002	2001

Office equipment	$ 488,108	$ 199,348
Warehouse equipment	669,274	651,581
Buildings	2,088,042	2,072,155
Land	851,568	845,632

	4,096,992	3,768,716

Accumulated depreciation	(1,235,142)	(948,040)

Net book value	$ 2,861,850	$ 2,820,676

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

6.

INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory US federal income tax rate to income before income taxes is as follows:

	2002	2001	2000

Computed tax at the federal statutory rate of 34%	$ 438,420	$ 215,955	$ 358,931
State taxes, net of federal benefit	42,900	1,541	34,980
Stock based compensation	6,916	-	-
Depreciation	166	(7,612)	17,125
Operating loss carryforwards	(40,777)	(314,976)	(50,514)
Losses of subsidiary	-	36,133	82,444
Inventory reserve	1,092	10,244	-
Bad debt reserve	99	(26,329)	-
Other	3,630	8,009	4,034

Provision (benefit) for income taxes	$ 452,446	$ (77,035)	$ 447,000

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

AUGUST 31, 2002

6.

INCOME TAXES (cont'd…)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$ 117,098	$ 152,404
Difference between book and tax depreciation	54,802	54,896
Net operating loss carryforwards	186,719	246,476

Total deferred tax assets	358,619	453,776
Valuation allowance	(186,719)	(246,476)

Net deferred tax assets	$ 171,900	$ 207,300

The Company has provided a full allowance on the deferred tax asset relating to its Canadian net operating loss carryforwards due to the uncertainty of these being realized.

At August 31, 2002, the Company has available unused net operating losses of approximately $418,000 that may be applied against future taxable income.  These losses, if unutilized, will expire between 2003 and 2008.

7.

BANK INDEBTEDNESS

	2002	2001

Demand loan	$ 2,965,639	$ 297,960

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

8.

CAPITAL STOCK (cont’d…)

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

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At August 31, 2002, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

70,000	Cdn$ 4.25	August 6, 2006
12,000	Cdn$ 7.50	April 30, 2003

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

9.

STOCK OPTIONS (cont’d…)

Following is a summary of the status of the plan during 2002, 2001 and 2000:

	Number of Shares	Weighted Average Exercise Price

Outstanding at August 31, 1999 and 2000	90,000	Cdn$ 5.14

Granted	-
Forfeited	-
Exercised	-
Expired	(12,000)	Cdn$ 8.25

Outstanding at August 31, 2001	78,000	Cdn$ 4.66

Granted	-
Forfeited	-
Repriced	12,000	Cdn$ 7.50
Exercised	(8,000)	Cdn$ 8.25
Expired	-

Outstanding at August 31, 2002	82,000	Cdn$ 4.73

Following is a summary of the status of options outstanding at August 31, 2002:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn$4.25	70,000	3.93	Cdn$ 4.25	70,000	Cdn$ 4.25
Cdn$7.50	12,000	0.66	Cdn$ 7.50	12,000	Cdn$ 8.25

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

	2002	2001	2000

Net income for the year
As reported	$ 837,024	$ 712,196	$ 608,679

Pro forma	$ 827,052	$ 712,196	$ 608,679

Basic earnings per common share
As reported	$ 0.84	$ 0.72	$ 0.60

Pro forma	$ 0.83	$ 0.72	$ 0.60

Diluted earnings per common share
As reported	$ 0.80	$ 0.70	$ 0.58

Pro forma	$ 0.79	$ 0.70	$ 0.58

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

	2002	2001	2000

Risk-free interest rate	3%	-	-
Expected life of the options	2 years	-	-
Expected volatility	41.62%	-	-
Expected dividend yield	-	-	-

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

	2002	2001

Allocated shares	147,667	131,000

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

Following is a summary of segmented information for 2002, 2001 and 2000:

	2002	2001	2000

Sales to unaffiliated customers:
Building materials:
United States	$ 14,671,877	$ 19,369,153	$ 23,336,751
South Pacific	-	-	45,602
Industrial tools	776,545	919,169	1,111,833
Industrial wood products	25,561,520	-	-
Seed processing and sales	2,615,183	1,824,632	-

	$ 43,625,125	$ 22,112,954	$ 24,494,186

Income from operations:
Building materials:
United States	$ 427,496	$ 843,278	$ 1,250,539
South Pacific	-	(2,285)	(190,610)
Industrial tools	89,043	(23,981)	150,123
Industrial wood products	625,937	-	-
Seed processing and sales	249,526	35,894	-
General corporate	(49,986)	(107,547)	(87,549)

	$ 1,342,016	$ 745,359	$ 1,122,503

Identifiable assets:
Building materials:
United States	$ 5,990,039	$ 6,739,910	$ 6,456,978
South Pacific	-	-	247,907
Industrial tools	121,458	101,409	116,753
Industrial wood products	6,970,030	-	-
Seed processing and sales	1,303,549	815,699	-
General corporate	16,604	19,707	115,722

	$ 14,401,680	$ 7,676,725	$ 6,937,360

-  continued  -

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2002

12.

SEGMENTED INFORMATION (cont'd…)

	2002	2001	2000

Continued…

Depreciation and amortization:
Building materials:	$ 127,056	$ 220,070	$ 123,150
United States	-	-	2,173
South Pacific	-	-	-
Industrial tools	36,997	-	-
Industrial wood products	123,049	-	-
Seed processing and sales
	$ 287,102	$ 220,070	$ 125,323

Capital expenditures:
Building materials:
United States	$ 13,194	$ 60,296	$ 44,897
Industrial wood products	267,971	-	-
Seed processing and sales	47,111	1,636,521	-

	$ 328,276	$ 1,696,817	$ 44,897

Interest expense:
Building materials
United States	$ 53,587	$ 124,200	$ 95,464

	$ 53,587	$ 124,200	$ 95,464

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

14.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	2002	2001	2000

Cash paid during the year for:
Interest	$ 53,587	$ 124,200	$ 95,464
Income taxes	272,631	-	423,457

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

15.

SUBSEQUENT EVENT

On September 16 and 17, 2002, the Company completed its third and fourth instalments for the purchase of Greenwood's inventory in the amount of $1,356,326.  To date, the Company has purchased $3,156,154 of inventory from Greenwood as set out in the asset purchase agreement.

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

Vancouver, Canada	Chartered Accountants

October 11, 2002

JEWETT-CAMERON TRADING COMPANY LTD.

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2002

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Credited to Costs and Expenses	Deductions from Reserves	Balance at End of Year

2000

Allowance deducted from related balance sheet account:
Accounts receivable	$ 468,000	$ 57,306	$ 45,000	$ 230,306	$ 250,000

Deferred tax valuation account	200,534	9,594	-	-	210,128

2001

Allowance deducted from related balance sheet account:
Accounts receivable	$ 250,000	$ 135,000	$ -	$ 70,000	$ 315,000

Deferred tax valuation account	210,128	36,348	-	-	246,476

2002

Allowance deducted from related balance sheet account:
Accounts receivable	$ 315,000	$ -	$ -	$ 5,000	$ 310,000

Deferred tax valuation account	246,476	-	59,757	-	186,719

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

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald M. Boone, certify that:

1.

I have reviewed this annual report on Form 10-K of Jewett Cameron Trading Company Ltd;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annualreport (the “Evaluation Date”), and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003

/s/ DONALD M. BOONE

Donald M. Boone, President/CEO/Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael C. Nasser, certify that:

1.

I have reviewed this annual report on Form 10-Q of Jewett Cameron Trading Company Ltd;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”), and

c.

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 15, 2003

/s/ MICHAEL C. NASSER

Michael C. Nasser, Corporate Secretary

Footnotes