Form 10-Q
period 2003-05-31
JEWETT CAMERON TRADING CO LTD
filed 2003-07-11
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2003

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the Registrant’s common stock as of May 31, 2003 was

1,538,408 Shares

Jewett-Cameron Trading Company Ltd.

FORM 10-Q

For the Quarter Ended May 31, 2003

INDEX

Page
PART I - FINANCIAL INFORMATION	2

Item 1. Financial Statements:	2
Consolidated Balance Sheets at May 31, 2003 and August 31, 2002	4
Consolidated Statements of Operations as of the Three Month Period Ended May 31, 2003 and May 31, 2002 and the Nine Month Period Ended May 31, 2003 and May 31, 2002	6
Consolidated Schedules of General and Administrative Expenses for the Three Month Period Ended May 31, 2003 and May 31, 2002 and the Nine Month Period Ended May 31, 2003 and May 31, 2002	7
Consolidated Statements of Cash Flows as of the Three Month Period Ended May 31, 2003 and May 31, 2002 and for the Nine Month Period Ended May 31, 2003 and May 31, 2002.	8
Consolidated Statements of Stockholder’s Equity	9
Notes to the Consolidated Financial Statements	10

Item 2 – Management Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 – Quantitative and Qualitative Disclosure About Market Risk	29

Item 4 – Controls and Procedures	29

PART 2 – OTHER INFORMATION	30

Signatures	30

Certifications	31

Exhibits - - 99.1 and 99.2 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	May 31, 2003	August 31, 2002
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 236,652	$ 469,991
Accounts receivable, net of allowance of $100,000 (August 31, 2002 - $310,000)	6,321,918	6,098,733
Inventory (Note 3)	9,883,690	4,696,783
Prepaid expenses	271,437	102,423

Total current assets	16,713,697	11,367,930

Capital assets (Note 4)	2,703,490	2,861,850

Deferred income taxes (Note 5)	176,000	171,900

Total assets	$ 19,593,187	$ 14,401,680

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

		May 31, 2003	August 31, 2002
		(Unaudited)

Continued…

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Bank indebtedness (Note 6)		$ 7,464,853	$ 2,965,639
Accounts payable and accrued liabilities		1,328,273	4,018,760

Total current liabilities		8,793,126	6,984,399

Notes payable (Note 7)		2,889,560	-

		11,682,686	6,984,399

Contingent liabilities and commitments (Note 11)

Stockholders’ equity
Capital stock (Note 8)
Authorized
20,000,000	common shares, without par value
10,000,000	preferred shares, without par value

Issued
1,538,408	common shares (August 31, 2002 – 1,508,493)	1,871,340	1,706,451

Additional paid-in capital		583,211	602,587
Retained earnings		5,768,421	5,365,515

		8,222,972	7,674,553
Less: Treasury stock – 76,550 common shares (August 31, 2002 – 67,050)		(312,471)	(257,272)

		7,910,501	7,417,281

Total liabilities and stockholders' equity		$ 19,593,187	$ 14,401,680

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended May 31, 2003	Three Month Period Ended May 31, 2002	Nine Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2002

SALES	$ 14,998,178	$ 19,597,409	$ 40,497,696	$ 27,118,392

COST OF SALES	12,855,622	16,937,851	34,405,165	22,538,306

GROSS PROFIT	2,142,556	2,659,558	6,092,531	4,580,086

OPERATING EXPENSES
General and administrative – Schedule	1,713,558	2,180,886	5,247,664	3,808,059

Income from operations	428,998	478,672	844,867	772,027

OTHER ITEMS
Interest and other income	1,400	-	1,590	491
Interest expense	(109,574)	(18,645)	(211,250)	(20,360)

	(108,174)	(18,645)	(209,660)	(19,869)

Income before income taxes	320,824	460,027	635,207	752,158

Income tax expense	(105,101)	(133,600)	(232,301)	(260,600)

Net income for the period	$ 215,723	$ 326,427	$ 402,906	$ 491,558

Basic earnings per share	$ 0.15	$ 0.23	$ 0.28	$ 0.34

Diluted earnings per share	$ 0.14	$ 0.21	$ 0.27	$ 0.32

Weighted average number of common shares outstanding:
Basic	1,461,298	1,447,629	1,455,304	1,449,923
Diluted	1,508,841	1,526,880	1,506,151	1,524,718

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED SCHEDULES OF GENERAL AND ADMINISTRATIVE EXPENSES

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended May 31, 2003	Three Month Period Ended May 31, 2002	Nine Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2002

Bad debt recovery	$ (99,094)	$ -	$ (208,620)	$ (2,949)

Depreciation	83,183	78,807	241,684	202,269

Foreign exchange (gain) loss	(2,197)	28	(2,060)	(787)

Insurance	35,329	92,221	115,785	149,761

Office and miscellaneous	89,844	142,604	301,186	248,198

Professional fees	50,387	57,891	166,446	106,145

Rent	51,571	41,313	143,475	41,313

Repairs and maintenance	6,011	14,234	12,323	31,368

Telephone and utilities	43,571	43,424	134,898	101,163

Travel, entertainment and advertising	109,683	72,566	257,748	165,525

Warehouse expenses and supplies	157,106	97,696	486,677	215,387

Wages and employee benefits	1,188,164	1,540,102	3,598,122	2,550,666

	$ 1,713,558	$ 2,180,886	$ 5,247,664	$ 3,808,059

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended May 31, 2003	Three Month Period Ended May 31, 2002	Nine Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 215,723	$ 326,427	$ 402,906	$ 491,558
Items not involving an outlay of cash:
Bad debt recovery	(99,094)	-	(208,620)	-
Depreciation	83,183	78,808	241,684	202,269
Deferred income tax	(131,300)	-	(4,100)	23,000
Stock-based compensation expense (recovery)	(8,512)	-	(19,376)	20,340

Changes in non-cash working capital items:
Increase in accounts receivable	(548,258)	(5,547,402)	(14,565)	(4,944,100)
(Increase) decrease in inventory	1,257,274	(154,037)	(2,297,347)	(1,204,559)
Increase in prepaid expenses	(58,476)	34,446	(169,014)	(100,402)
Increase (decrease) in accounts payable and accrued liabilities	(1,048,706)	3,513,726	(2,690,487)	3,298,823

Net cash used in operating activities	(338,166)	(1,748,032)	(4,758,919)	(2,213,071)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	-	-	164,889	41,102
Treasury shares acquired	(7,495)	(28,337)	(55,199)	(167,938)
Bank indebtedness	436,352	2,023,376	4,499,214	2,666,692

Net cash provided by financing activities	428,857	1,995,039	4,608,904	2,539,856

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(51,576)	(284,215)	(83,324)	(313,555)
Deposits	-	(14,400)	-	(14,400)

Net cash used in investing activities	(51,576)	(298,615)	(83,324)	(327,955)

Change in cash and cash equivalents	39,115	(51,608)	(233,339)	(1,170)

Cash and cash equivalents, beginning of period	197,537	373,060	469,991	322,622

Cash and cash equivalents, end of period	$ 236,652	$ 321,452	$ 236,652	$ 321,452

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

	Common Stock		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 2002	1,508,493	$ 1,706,451	67,050	$ (257,272)	$ 602,587	$ 5,365,515	$ 7,417,281

Net income for the period	-	-	-	-	-	402,906	402,906
Private placement	12,860	106,100	-	-	-	-	106,100
Shares issued for ESOP	7,083	58,789	-	-	-	-	58,789
Treasury shares acquired	-	-	6,800	(55,199)	-	-	(55,199)
Stock based compensation recovery	-	-	-	-	(19,376)	-	(19,376)
Adjustment for 3:2 stock split	9,972	-	2,700	-	-	-	-

Balance, May 31, 2003	1,538,408	$ 1,871,340	76,550	$ (312,471)	$ 583,211	$ 5,768,421	$ 7,910,501

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

1.

NATURE OF OPERATIONS

The Company was incorporated under the Company Act of British Columbia on July 8, 1987.

The Company through its subsidiaries operates out of facilities located in Portland, Oregon, North Plains, Oregon and Ogden, Utah.  The Company operates as a wholesaler of lumber and building materials to home improvement centres located primarily in the Pacific and Rocky Mountain regions of the United States; as a processor and distributor of industrial wood and other specialty building products principally to original equipment manufacturers; as an importer and distributor of pneumatic air tools and industrial clamps throughout the United States, and as a processor and distributor of agricultural seeds in the United States.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, which are not materially different from generally accepted accounting principles utilized in Canada.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2002.  The results of operations for the period ended May 31, 2003 are not necessarily indicative of the results to be expected for the year ending August 31, 2003.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Revenue recognition

The Company recognizes revenue from the sales of building supply products, industrial wood and other specialty products and tools, when the products are shipped, title passes and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated by the provision of seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed and products sold and collection of the amounts is reasonably assured.

Currency

These financial statements are expressed in U.S. dollars as the Company's operations are based predominately in the United States.  Any amounts expressed in Canadian dollars are indicated as such.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Inventory

Inventory is recorded at the lower of cost, based on the average cost method, and net realizable value.

Capital assets and depreciation

Capital assets are recorded at cost less accumulated depreciation and the Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	5-7 years
Warehouse equipment	2-10 years
Buildings	5-30 years

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar.  Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Statement of operations accounts are translated at average rates for the year.  Gains and losses resulting from foreign currency translations are included in current results of operations.

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share

In February 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").  Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share take into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

A reconciliation of the basic and diluted weighted average number of common shares outstanding for the periods ended May 31 is summarized as follows:

	Three Month Period Ended May 31, 2003	Three Month Period Ended May 31, 2002	Nine Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2002

Basic earnings per share weighted
average number of shares outstanding	1,461,298	1,447,629	1,455,304	1,449,923
Effect of dilutive securities
Stock options	47,543	79,251	50,847	74,795

Diluted earnings per share weighted average number of shares outstanding	1,508,841	1,526,880	1,506,151	1,524,718

Employee stock option plan

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted.  The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to provide additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS 123.

In accordance with APB 25, compensation costs for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

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

If under SFAS 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

	Three Month Period Ended May 31, 2003	Three Month Period Ended May 31, 2002	Nine Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2002

Net income
As reported	$ 215,723	$ 326,427	$ 402,906	$ 491,558

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	(8,512)	-	(19,376)	20,340

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-	(30,312)

Pro forma	$ 207,211	$ 326,427	$ 383,530	$ 481,586

Basic earnings per share
As reported	$ 0.15	$ 0.23	$ 0.28	$ 0.34

Pro forma	$ 0.14	$ 0.23	$ 0.26	$ 0.33

Diluted earnings per share
As reported	$ 0.14	$ 0.21	$ 0.27	$ 0.32

Pro forma	$ 0.14	$ 0.21	$ 0.25	$ 0.32

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

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

Accounts payable and accrued liabilities

The carrying value of accounts payable approximates fair value due to the short-term nature of the obligations.

Bank indebtedness

The carrying amount approximates fair value due to the short-term nature of the obligation.

Notes payable

The fair value of the Company’s note payable is estimated based on current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

	May 31, 2003		August 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 236,652	$ 236,652	$ 469,991	$ 469,991
Accounts receivable	6,321,918	6,321,918	6,098,733	6,098,733
Bank indebtedness	7,464,853	7,464,853	2,965,639	2,965,639
Accounts payable and accrued liabilities	1,328,273	1,328,273	4,018,760	4,018,760
Notes payable	2,889,560	2,889,560	-	-

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted for the current period.

Income taxes

Income taxes are provided in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

New accounting pronouncements (cont’d…)

In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment on Disposal of Long-lived Assets” (“SFAS 144”), which supersedes Statements of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”.  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) that nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, “Accounting of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9” (“SFAS 147”).  SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.  SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002.

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

New accounting pronouncements (cont’d…)

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.

INVENTORY

	May 31, 2003	August 31, 2002

Home improvement and wood products	$ 8,981,535	$ 3,862,811
Air tools and industrial clamps	260,312	289,847
Agricultural seed products	641,843	544,125

	$ 9,883,690	$ 4,696,783

4.

CAPITAL ASSETS

	May 31, 2003	August 31, 2002

Office equipment	$ 563,666	$ 488,108
Warehouse equipment	681,670	669,274
Buildings	2,085,241	2,088,042
Land	851,568	851,568

	4,182,145	4,096,992
Accumulated depreciation	(1,478,655)	(1,235,142)

Net book value	$ 2,703,490	$ 2,861,850

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

4.

CAPITAL ASSETS (cont’d…)

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's assets.  Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

5.

DEFERRED INCOME TAXES

Deferred income taxes of $176,000 (August 31, 2002 - $171,900) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

6.

BANK INDEBTEDNESS

	May 31, 2003	August 31, 2002

Demand loan	$ 7,464,853	$ 2,965,639

Bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.

7.

NOTES PAYABLE

	May 31, 2003	August 31, 2002

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter	$ 2,376,896	$ -

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter	512,664	-

Balance, end of year	$ 2,889,560	$ -

8.

CAPITAL STOCK

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

8.

CAPITAL STOCK (cont’d…)

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

On February 28, 2003, the Company implemented a 3:2 stock split on its common shares.  The number of shares outstanding increased from 1,025,605 common shares to 1,538,408 common shares.  The ending balance of all share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

Treasury stock

Treasury stock is recorded at cost.  During the periods ended May 31, 2003 and 2002, the Company repurchased 5,400 (8,100 post 3:2 stock split) and 1,400 shares during the period ended May 31, 2003 and 23,400 (35,100 post 3:2 stock split) shares during the period ended May 31, 2002 at an aggregate cost of $55,199 and $167,938, respectively.

9.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an employee stock ownership plan ("ESOP") that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with SOP 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense equal to the market price of the shares acquired on the open market.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.

10.

STOCK BASED COMPENSATION EXPENSE

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

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

10.

STOCK BASED COMPENSATION EXPENSE (cont…d)

Stock options (cont’d…)

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.

Proceeds received by the Company from exercise of stock options are credited to capital stock.

Following is a summary of the status of options outstanding at May 31, 2003:

	Number of Shares	Weighted Average Exercise Price
	(Adjusted for 3:2 stock split)	(Adjusted for 3:2 stock split)

Outstanding at August 31, 2001	117,000	Cdn$ 3.11
Repriced	18,000	Cdn$ 5.00
Exercised	(12,000)	Cdn$ 5.50

Outstanding at August 31, 2002	123,000	Cdn$ 3.15
Expired	(18,000)	Cdn$ 5.00

Outstanding at May 31, 2003	105,000	Cdn$ 2.83

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
	(Adjusted for 3:2 stock split)			(Adjusted for 3:2 stock split)

Cdn$ 2.83	105,000	3.18	Cdn$ 2.83	105,000	Cdn$ 2.83

During the period ended May 31, 2003, $19,376 was recovered for stock based compensation as a result of the quarterly recalculation of the options that were repriced during fiscal 2002.  Stock based compensation recognized during the period ended May 31, 2002 was $20,340.  These amounts were allocated to wages and employee benefits in the accompanying consolidated statement of operations.

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

10.

STOCK BASED COMPENSATION EXPENSE (cont…d)

Stock options (cont’d…)

The weighted average estimated fair value of stock options granted and repriced during the periods ended May 31, 2003 and 2002 were Cdn$Nil and $3.98 per share, respectively.  These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes option pricing model were as follows for stock options granted and repriced:

	May 31, 2003	May 31, 2002

Risk-free interest rate	-	3%
Expected life of the options	-	2 years
Expected volatility	-	41.62%
Expected dividend yield	-	-

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

On March 1, 2002, the Company entered into an agreement with Greenwood Forest Products, Inc. (“Greenwood”) to acquire certain assets of Greenwood.  The assets being acquired consist of nearly $7 million of inventory, purchased in seven installments over the next two years for a price equal to the seller’s cost plus 2%; furnishings, equipment and supplies for $260,000 payable at closing (paid); and a license to use all of the intangible assets of the seller for a five year term, with an option to purchase the intangible assets for a nominal amount of $1,000, payable at closing (paid).  During the period ended May 31, 2003, the Company completed the final inventory installment purchase by acquiring inventory from Greenwood in the amount of $2,889,560.

b)

At May 31, 2003, the Company had an unutilized line-of-credit of approximately $693,000.

12.

SEGMENT INFORMATION

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

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

12.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the nine month periods:

	May 31, 2003	May 31, 2002

Sales to unaffiliated customers:
Building materials	$ 5,032,048	$ 10,921,222
Industrial tools	668,414	576,387
Industrial wood products	33,113,434	13,709,870
Seed processing services and sales	1,683,800	1,910,913

	$ 40,497,696	$ 27,118,392

Income (loss) from operations:
Building materials	$ (114,138)	$ 382,948
Industrial tools	62,795	55,711
Industrial wood products	867,444	203,404
Seed processing services and sales	41,950	173,847
General corporate	(13,184)	(43,883)

	$ 844,867	$ 772,027

Identifiable assets:
Building materials	$ 7,328,499	$ 6,802,538
Industrial tools	110,013	123,613
Industrial wood products	11,207,605	6,175,974
Seed processing services and sales	937,580	908,208
General corporate	9,490	16,969

	$ 19,593,187	$ 14,027,302

Depreciation:
Building materials	$ 190,629	$ 202,269
Industrial wood products	51,055	-

	$ 241,684	$ 202,269

Capital expenditures:
Building materials	$ 25,552	$ 26,283
Industrial wood products	45,390	267,792
Seed processing services and sales	14,210	19,480

	$ 85,152	$ 313,555

-continued -

-#-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2003

12.

SEGMENT INFORMATION (cont'd…)

	May 31, 2003	May 31, 2002

Continued…

Interest expense:
Building materials	$ -	$ 20,360
Industrial wood products	211,250	-

	$ 211,250	$ 20,360

For the nine month periods ended May 31, 2003 and 2002 the Company made sales of $4,316,412 (2002 - $6,931,865) and $Nil (2002 - $2,491,255) to customers of the building material segments which were in excess of 10% of total sales for the nine month periods.

13.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At May 31, 2003, no customers accounted for total accounts receivable greater than 10%.  At May 31, 2002, one customer totalling $701,180 accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

14.

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	May 31, 2003	May 31, 2002

Cash paid during the period for:
Interest	$ 211,250	$ 20,360
Income taxes	-	-

Significant non-cash transactions for the nine month periods ended May 31, 2003 and 2002 consisted of the Company acquiring inventory by issuing a note payable in the amount of $2,889,560 (2002 - $Nil).

-#-

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

These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2003 and 2002 and its results of operations and its cash flows for the three month period ended May 31, 2003 and 2002 and for the nine month period ended May 31, 2003 and May 31, 2002.  Operating results for the three month period ended May 31, 2003 and the nine month period ended May 31, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2003.

RESULTS OF OPERATIONS

Three months ended May 31, 2003 and 2002:

Jewett Cameron’s operations are classified into four principle industry segments: sales of building materials, sales of wood products with industrial and OEM applications, sales of industrial tools and sales of processed agricultural seeds and grain. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items. Sales of wood products with industrial and OEM applications consist of wholesale sales of wood products primarily to the transportation and recreational boating industries in the United States. Sales of industrial tools consist of the distribution of pneumatic air tools and industrial clamps in the United States.  Sales of processed seeds and grain consist of the distribution of processed agricultural seeds and grain in the United States. The Company’s major distribution centers are located in North Plains, Oregon and Ogden, Utah.

For the third quarter of the current fiscal year, ended May 31, 2003, sales decreased 23.5% to $14,998,178 compared to $19,597,409 for the same quarter of the previous year.

Net income for the quarter was $215,723 which represents a 34% decrease compared to the third quarter of the last fiscal year when net income was $326,427.

Earnings per share were $0.15 for the third quarter of Fiscal 2003 compared to $0.23 for the third quarter of fiscal 2002.

The principal reasons for the 23.5% decrease in sales during the third quarter of Fiscal 2003 and the 34% decrease in net income were reductions in the Company’s raw commodity sales (fencing materials, decking materials and landscape materials) and.  products associated with marine and transportation O.E.M. orders.

Management attributes the decrease in raw commodity sales to a lowering of demand for these items brought about by current economic conditions. They believe that consumers are postponing replacing or installing such items as decks and fences because of the associated high costs.

Management attributes the decrease in the sales of marine insulation products to the lack of demand for new boats by consumers also resulting from the current recession. They anticipate that sales will increase as general economic conditions improve.

In order to compensate for the decrease in consumer demand for these products, the Company has transitioned from its traditional wood-based product line to adding non-wood based products. These recently introduced items include gates, dog runs, green houses and welded wire mesh panels which are used in place of traditional wood fencing.

General and administrative expenses for the Company were $1,713,558 for the third quarter down from $2,180,886 for the third quarter of the last fiscal year.  The primary reason for the decrease of $467,328 was a restructuring of the activities of Greenwood Products during the first and second quarters of Fiscal 2003. This restructuring included reductions in salaries resulting from the elimination of some positions and lower earned commissions resulting from the sales decreases. As a result of these actions, wages and employee benefits decreased from the third quarter of Fiscal 2002 level of $1,540,102 to  $1,188,164 for the third quarter of Fiscal 2003. Office expenses also decreased by 452,758 during the third quarter of Fiscal 2003 as compared to the third quarter of Fiscal 2002 resulting from the Company’s efforts to reduce expenses.

Nine Months Ended May 31, 2003 and 2002

For the first nine months of the current fiscal year, ended May 31, 2003, sales increased 49% to $40,497,696 compared to $27,118,392 for the same period of the previous fiscal year.

The principal reason for the 49% increase in sales was the contribution of Greenwood Products Inc. Greenwood Products Inc., accounted for $33,113,434 for the first nine months of Fiscal 2003 as compared to sales of $13,709,870 during the first nine months of Fiscal 2002.

Sales of building materials were $5,032,048 for the period, a decrease of 51% compared to sales of $10,921,222 for the first nine months of Fiscal 2002. The sale of building materials is accomplished through the activities of Jewett Cameron Lumber Company, which is a wholly owned subsidiary of Jewett Cameron Trading Company Ltd. As stated earlier, management attributes the decrease in the sales of building materials to the current downturn in the economy.

Sales of pneumatic tools and industrial clamps were $668,414 for the period as compared to $576,387 for the same period of last year, an increase of about 16%. As was the case for the third quarter of Fiscal 2003 as compared to the  third quarter of Fiscal 2002, the efforts of the newly hired sales staff resulted in the stronger sales evidenced during this period as compared to the prior like period.

Sales of processed seeds and grain were $1,683,800 for the period compared to $1,910,913 for the first nine months of the last fiscal year, a decrease of slightly over 12%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.  The decrease in sales, which occurred in the period as compared to the first nine months of Fiscal 2002, was due primarily to a smaller crop and increased price competition for the available crop resulting in lower prices.

General and administrative expenses for the Company were $5,247,664 for the first nine months of Fiscal 2003 as compared to $3,808,059 for the first nine months of the last fiscal year.  In spite of the fact that the absolute numbers relating to general and administrative expenses (year to date) have increased, the current trend within the Company is one of decreasing expenses as disclosed earlier in the discussion pertaining to the three month period ended May 31, 2003. As was the case during the  prior fiscal year, the addition of Greenwood Products resulted in increases in every category of general and administrative expenses with the exception of “repairs and maintenance” and “insurance”.  The most notable of these changes were: “wages and employee benefits” which increased $1,439,605; although, for the three month period ended May 31, 2003 this category of expenses decreased by $351,938 as a result of management’s efforts in cutting expenses. Warehouse expenses and supplies increased $271,290; travel entertainment and advertising increased $92,223; telephone and utilities increased $33,735; repairs and maintenance decreased by $19,045; rent increased by $102,162; professional fees increased by $60,301; office and miscellaneous increased by $52,988; insurance decreased by $33,976; depreciation and amortization increased by $39,15; and, bad debt recovery increased by $205,671. When considering the increases in these categories, it is important to note that since the Company’s cost cutting measures were put in place during the second quarter of Fiscal 2003, general and administrative expenses have decreased by $467,328.

There are no additional categories of expenses associated with Greenwood Products, Inc. as its operations are similar to those of Jewett-Cameron Lumber Corporation; Jewett-Cameron Seed Company; and, MSI-PRO Corp.

Net income for the nine months ended May 31, 2003 was $402,906, which represents an 18% decrease over the first nine months of the last fiscal year when net income was $491,558.  The decrease in net income was due to a 53% increase in the cost of sales brought about by the lower margins associated with the items sold through Greenwood Products; the 38% increase in year to date general and administrative expenses; and, an increase in interest expenses of 937% brought about by the Company’s higher level of borrowing as compared to the prior period.

Earnings per share were $0.28 for the first nine months of Fiscal 2003 compared to $0.32 for the first nine months of fiscal 2002, a decrease of 12.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2003 the Company had working capital of $7,920,571, which represented an increase of $3,537,040 as compared to the working capital position of $4,383,531 as of August 31, 2002.  The primary reason for the increase in working capital was an increase of $5,186,907 in inventory; an increase in accounts receivable of  $223,185; and, an increased in prepaid expenses in the amount $169,014. Offsetting these increases in the asset accounts, on the liability side bank indebtedness increased by $4,499,214; however, accounts payable and accrued liabilities decreased by $2,690,487.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on May 31, 2003 of $7,464,853 and an outstanding balance as of August 31, 2002 of 2,965,639.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the current fiscal year.

ISSUES AND UNCERTAINTIES

This Quarterly Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company’s financial outlook.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risks:

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2003; however, the Company is exposed to interest rate risk.

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

Item 4. Controls and Procedures

a)

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

b)

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph a) above.

-#-

Part II – OTHER INFORMATION

Item 1.

 Legal Proceedings

---No Disclosure Required---

Item 2.

 Changes in Securities

---No Disclosure Required---

Item 3.

 Default Upon Senior Securities

---No Disclosure Required---

Item 4.

 Submission of Matters to a Vote of Securities Holders

---No Disclosure Required---

Item 5.

Other Information

---No Disclosure Required---

Item 6.    Exhibits and Reports on Form 8-K

(A)

EXHIBITS

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)

REPORTS ON FORM 8-K -

No Disclosures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: July  9, 2003

/s/ Donald M. Boone

Donald M. Boone, President/CEO/Director

                                                           /s/ Michael C. Nasser

                                                                        Michael C. Nasser, Corporate Secretary

-#-

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald M. Boone, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Jewett- Cameron Trading Company Ltd;

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

Date: July 9, 2003

/s/ DONALD M. BOONE

Donald M. Boone, President/Chief Executive Officer/Chief Financial Officer/Director

-#-

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

Date: July 9, 2003

/s/ MICHAEL C. NASSER

Michael C. Nasser, Corporate Secretary

-#-

Exhibit 99.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Jewett-Cameron Trading Company Ltd, a British Columbia, Canada corporation (the “Company”), on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Donald M. Boone, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/    Donald M. Boone

Donald M. Boone

Chief Executive Officer

Chief Financial Officer

July 9, 2003

[A signed original of this written statement required by Section 906 has been provided to Jewett- Cameron Trading Company Ltd. and will be retained by Jewett- Cameron Trading Company Ltd., and furnished to the Securities and Exchange Commission or its staff upon request.]

-#-