Form 10-Q/A
period 2003-02-28
JEWETT CAMERON TRADING CO LTD
filed 2003-07-21
CIK 885307

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

Commission file number: 0-19954

JEWETT-CAMERON TRADING COMPANY, LTD.

(Exact name of registrant as specified in its charter)

BRITISH COLUMBIA	NONE
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

PART 2 – OTHER INFORMATION

Signatures

Certifications

Exhibits - - 99.1 and 99.2 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

 (Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2003

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

		February 28, 2003	August 31, 2002
		(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents		$ 197,537	$ 469,991
Accounts receivable, net of allowance of $200,000 (2002 - $310,000)		5,674,566	6,098,733
Inventory (Note 3)		8,251,404	4,696,783
Prepaid expenses		212,961	102,423

Total current assets		14,336,468	11,367,930

Capital assets (Note 4)		2,735,097	2,861,850
Deferred income taxes (Note 5)		44,700	171,900

Total assets		$ 17,116,265	$ 14,401,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 6)		$ 7,028,500	$ 2,965,639
Accounts payable and accrued liabilities		2,376,980	4,018,760

Total current liabilities		9,405,480	6,984,399

Stockholders' equity
Capital stock (Note 7)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,538,408	Common shares (August 31, 2002 – 1,508,493)	1,871,340	1,706,451
Additional paid-in capital		591,723	602,587
Retained earnings		5,552,698	5,365,515

		8,015,761	7,674,553
Less: Treasury stock – 75,150 common shares (August 31, 2002 – 67,050)		(304,976)	(257,272)

Total stockholders' equity		7,710,785	7,417,281

Total liabilities and stockholders' equity		$ 17,116,265	$ 14,401,680

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