Form 10-K
period 2003-08-31
JEWETT CAMERON TRADING CO LTD
filed 2003-12-15
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2003

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [not applicable]

Commission File Number: 0-19954

JEWETT-CAMERON TRADING COMPANY LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
State or other jurisdiction of Incorporation or organization	I.R.S. Employer ID Number

32275 NW Hillcrest, North Plains, Oregon  97133

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

State the issuer’s revenues for its most recent fiscal year:         $55,368,587

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days; 12/10/03:   $3,548,861.50

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date; 11/20/03: 1,459,858

Index to Exhibits on Page 22

#

Jewett-Cameron Trading Company Ltd.

Form 10-K

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Development of Business

Jewett-Cameron Trading Company Ltd. (the "Company") was incorporated in British Columbia, Canada, on 7/8/87, as a holding company for Jewett-Cameron Lumber Company (“JCLC”).  The Company acquired all of the shares of JCLC through a stock-for-stock exchange and on 7/13/87; Jewett-Cameron Lumber Corporation became a wholly owned subsidiary of Jewett-Cameron Trading Company Ltd.

Jewett-Cameron Lumber Corporation ("JCLC") was incorporated in the state of Oregon, USA, in September 1953.  During the next 31 years it operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remain active in the company: Donald M. Boone, the President of the Company and Michael Nasser, the Secretary of the Company.

Jewett-Cameron Lumber Corporation has three wholly-owned subsidiaries, MSI-PRO; Jewett-Cameron Seed Company; and, Greenwood Products, Inc.

JCLC acquired Material Supply International ("Material Supply") in early 1986.  MSI-PRO Co. was incorporated in Oregon, USA, in April 1996 as a wholly owned subsidiary of JCLC and assumed the business of Material Supply.  MSI-PRO Co. is engaged in the importation and distribution of pneumatic air tools and industrial clamps.  The product line was renamed "MSI-PRO".  Material Supply is presently inactive.

JCLC’s wholly-owned subsidiary, Jewett-Cameron Seed Company (“JCSC”) was incorporated in Oregon, USA in October 2000. This company was formed after the Company acquired certain assets of a company called Agrobiotech Inc. The assets acquired by the Company were located at 31345 N.W. Beach Road in Hillsboro, Oregon. The assets purchased by the Company consisted of thirteen plus acres of land; 105,000 square feet of buildings; rolling stock; and, equipment.  This facility was utilized for seed and grain processing, storage and brokerage.  JCSC now operates as a seed and grain processing, storage and brokerage business.

JCLC’s wholly-owned subsidiary, Greenwood Products, Inc. was incorporated in Oregon, USA in February 2002. This company was formed after Jewett-Cameron Lumber Company acquired the business and certain assets of Greenwood Forest Products, Inc., of Portland, Oregon. The assets acquired consisted of nearly $7 million of inventory (at year end), which was completed during the fiscal year ended August 31, 2003 for a price equal to the seller’s cost plus 2%. Associated furnishings, equipment and supplies were also purchased for $260 thousand. The Company also purchased a license to use all of the intangible assets of the seller for a five year term, with an option to purchase for a nominal amount at the end of the term, is being acquired for $1 thousand which was paid upon closing. The initial acquisition price was paid from the working capital of Jewett-Cameron Trading Company Ltd. and management expects to purchase the inventory utilizing capital provided by working capital and working capital loans. Greenwood Products, Inc. is continuing the business of Greenwood Forest Products, Inc. This business involves the processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

Financial Information About Business Segments

	Fiscal Year Ended 8/31/2003	Fiscal Year Ended 8/31/2002	Fiscal Year Ended 8/31/2001
Sales to unaffiliated customers:
Lumber and building materials	$7,063,507	$14,671,877	$19,369,153
Industrial Tools	$878,966	$776,545	$919,169
Industrial wood products	$44,195,963	$25,561,520	Nil
Seed Processing and Sales	$3,320,151	$2,615,183	$1,824,632
Total	$55,368,587	$43,625,125	$22,112,954

Income (Loss) from Operations:
Lumber and building materials	($124,928)	$427,496	$840,993
Industrial tools	$103,362	$89,043	($23,981)
Industrial wood products	$730,781	$625,937	Nil
Seed processing and sales	$46,114	$249,526	$35,894
General corporate	($16,003)	($49,986)	($107,547)
Total	$739,326	$1,342,016	$745,359

Identifiable Assets:
Lumber and building materials	$7,027,843	$5,990,039	$6,739,910
Industrial tools	$95,885	$121,458	$101,409
Industrial wood products	$9,177,682	$6,970,030	Nil
Seed processing and sales	$2,201,094	$1,303,549	$815,699
General Corporate	$10,121	$16,604	$19,707
Total	$18,512,625	$14,401,680	$7,676,725

Depreciation and amortization
Lumber and building materials	$126,254	$127,056	$220,070
Industrial wood products	$75,882	$36,997
Seed processing and sales	$130,987	$123,049
Total	$333,123	$287,102	$220,070

Capital Expenditures
Lumber and building materials	$23,990	$13,194	$60,296
Industrial wood products	$3,942	$267,971
Seed processing and sales	$29,620	$47,111	$1,636,521
Total	$57,552	$328,276	$1,696,817

Interest Expense
Lumber and building materials	$346,030	$53,587	$124,200
Total	$346,030	$53,587	$124,200

Narrative Description of Business

The following material describes the business of each of the operating subsidiaries.  The holding company and the operating subsidiaries employ a total of 70 people.

Jewett-Cameron Lumber Corporation

JCLC operates out of facilities located in North Plains, Oregon, and Ogden, Utah. Greenwood Products Inc., a wholly-owned subsidiary of JCLC operates out of facilities located in Tigard, Oregon. Jewett-Cameron Seed Company, another wholly-owned subsidiary of JLLC, operates out of facilities located in Hillsboro, Oregon. MSI-PRO, a wholly-owned subsidiary of JLLC operates out of the facilities located in North Plains, Oregon.

The Company competes in the following business segments: warehouse distribution and direct sales of lumber and building materials to retail outlets primarily in the Pacific and Rocky Mountain regions of the United States; export of finished building materials to overseas customers, primarily in central and south America; specialty wood products for government and industrial sales, primarily on a contract-bid basis; the storage, processing and sale of seed; and, the sale of industrial tools.

During Fiscal 2003/2002/2001, sales of Greenwood Products, Inc. combined with sales of lumber and building materials to home improvement centers represented about 92.6%/92.2%/87.6% of revenue; with export, industrial tools and seed processing and sales representing 7.4%/7.8%/12.4%, respectively.

Lumber and Building Materials

JCLC concentrates a portion of its sales efforts on lumber and building materials. These products are sold to retail chains.

In the lumber and building materials sector of its business, the company has been affected by a shift in demand by consumers away from expensive do-it-yourself projects to more moderately priced projects. Responding to this demand, management introduced new product lines during Fiscal 2002.  These products are typically in the “non-wood” category and include such items as metal gates; metal kennels; metal and vinyl storage buildings; and, metal and vinyl greenhouses.

The products JCLC sells in the lumber and building materials sector are not unique and with few exceptions are available from multiple suppliers; however, the service provided by JCLC is unique in that it includes bar coding of all products; shrink wrapping of all individual orders; and, just in time delivery to most customers. Export sales are primarily timbers.

JCLC's current product categories include:

* Fencing - A mix of widths, heights, textures,  and species.

            Prefabricated panels, split rail, and pickets that are appropriate for the home improvement centers.

            A similar array of posts, post caps, and rails.

* Residential Decking - A selection of widths, lengths, species that are treated and stained products along with accessories such as railings and step risers.

* Lattice

- Stained, painted, and natural panels as well as a selection of vinyl panels.

* Garden Timbers - Treated, untreated, or stained including cherrytone garden ties, bender board, stakes, and lath.

*

Gates – Both metal and wood

*

Arbors – Metal, wood and vinyl

*

Pine shelving and furring.

*

Fire retardant dimension lumber and plywood.

*

Dimension lumber.

*

Plywood and oriented strand board.

*

Dowels

*

Kennels - Metal

*

Greenhouses – Primarily metal and vinyl

*

Portable storage buildings – Primarily metal and vinyl

*

Outdoor seating – Both metal and wood

A company-owned distribution center and headquarters office facility in North Plains, Oregon was completed in November 1995.  This complex includes 40,000 square feet under roof of warehouse, office, and manufacturing space on five paved acres.  This facility gives JCLC the capacity to provide a broad range of products and services to its customer base from Northern California to Alaska. Products in inventory at this facility include lumber and building materials and industrial tools.

The company also owns a distribution complex in Ogden, Utah, with a 25,000 square foot warehouse and 3,500 square feet of office space on a total of 30 acres.  This facility services customers in the area of lumber and building materials in the Rocky Mountain Region including the states of Utah, Colorado, Wyoming, Montana, Idaho, and northern Nevada.

Inventories of lumber and building materials are maintained at these facilities and shipped to customers.  During the season's peak, some of the material is also shipped directly from the producing facility to the customer; as a result, JCLC sells both out of its warehouse facilities and mill direct.

No patents, trademarks, licenses, franchises, or concessions are held by JCLC and as a result they are not factors in its business.

Historically, JCLC receives commitments from a number of retail chains in the late fall/early winter to supply product at a fixed price for a specified period of time; i.e., for three months of firm pricing once the season begins.

The sale of lumber and building materials is seasonal, with most sales occurring between February and August.  Historically, the Company negotiates an agreement with each of its major home center customers in the fall of each year to include products to be carried and approximate volumes required for the coming home improvement season.  Deliveries for the new season normally begin in late February, depending on weather.

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

The sale of lumber and building materials is highly competitive.  Many of JCLC's primary competitors are much better financed and have sophisticated national distribution networks.  These competitors include: (1) Georgia-Pacific, headquartered in Atlanta, Georgia, with distribution centers throughout the service area; (2) Weyerhaeuser, headquartered in Tacoma, Washington, with distribution centers throughout the service area; (3) Boise Cascade, headquartered in Boise, Idaho, with several distribution centers in the service area; and (4) OREPAC Building Products, headquartered in Wilsonville, Oregon, with several distribution centers in the service area.  These competitors, particularly Georgia Pacific, Weyerhaeuser, and Boise Cascade, have product lines, which are substantially broader than those of JCLC, and therefore reference to their annual sales includes many more product lines than those sold by JCLC.

JCLC's lumber and building materials market area consists of retail stores in Alaska, northern California, Oregon, and Washington being served out of the North Plains, Oregon warehouse, and Utah, Colorado, Idaho, Wyoming, Montana, and northern Nevada served out of the Ogden, Utah warehouse.  Its lumber and building material sales of $7 million represents less than 1% of the lumber category sales by the major home improvement center chains in this primary service area.

During the spring of 1993, JCLC acquired a manufacturing plant to produce several lines of products for lumber and building material customers.  The plant was moved to a larger facility in Portland in August 1993, and subsequently was moved to an existing building on the North Plains facility in March 1995.  The plant currently custom cuts cedar fencing products and pine boards.

Industrial Wood Products

Greenwood Products Inc. operates out of Tigard, Oregon. Greenwood Products sells industrial wood products to the transportation and recreational boating industries.  These products consist of non-flammable flooring and side panels; flooring and side panels which provide noise reduction; and, flooring and side panels, which are not subject to rot.

Seed Processing and Sales

Jewett-Cameron Seed Company operates out of facilities located in Hillsboro, Oregon.  These facilities consist of office space; processing areas; and storage areas.

The Company offers storage and processing services to seed growers located in Oregon.

Industrial Tools

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

The industrial clamps are somewhat newer to the Company.  The line is high quality and moderately priced and covers a wide variety of potential customers.

Several suppliers in Taiwan and South Korea have manufactured the products for MSI-PRO.  More than one supplier covers all products.

Sales of pneumatic air tools and industrial clamps are not seasonal.

MSI-PRO is a registered trademark in the United States and Canada.  The Company holds no other patents, licenses, franchises, or concessions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s executive offices are located at 32775 NW Hillcrest, North Plains, Oregon 97133.  The Company purchased the five acres of land for $350,000 in January 1995 and finished construction for $850,000 of the 40,000 square foot facility (6,000 sq.ft. of office space, 10,000 sq.ft. of manufacturing space, and 24,000 sq.ft. of warehouse space) in October 1995.

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

In October 2000, the Company purchased all of the assets, including land, buildings and equipment of Agrobiotech Inc. (Hillsboro) for total proceeds of $1,530,762. Jewett-Cameron Lumber Company, a wholly owned subsidiary of Jewett-Cameron Trading Company operates Jewett-Cameron Seed Company out of this facility. This facility consists of thirteen plus acres of land, 105,000 square feet of buildings; rolling stock; and, equipment. It is currently used exclusively for seed processing, seed storage and seed brokerage. It is located at 31345 N.W. Beach Road in the town of Hillsboro, Oregon.

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

On 11/20/03, the shareholders' list for the Registrant's common shares showed 30 registered shareholders and 1,459,860 shares outstanding, including 23 registered holders in the United States holding 1,455,910 shares.

As of 11/20/03, the Registrant estimates that there are 40 “holders of record” of its common stock resident in the United States holding the above referenced 1,459,860 shares.

The Registrant completed a three for two forward stock split for holders of record as of February 28, 2003.  All references to per share prices and the number of shares refer to post forward stock split data unless otherwise indicated.

The Registrant's common shares trade on the NASDAQ Small Capital stock exchange in the United States, having the trading symbol "JCTCF" and CUSIP# 47733C-20-7.  The common stock commenced public trading on NASDAQ in April 1996.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the NASDAQ Small Capital stock exchange for the Registrant's common shares for the last eight fiscal quarters.  The price was $4.90 on 11/20/03.

Table No. 1

NASDAQ Small Capital Stock Exchange

Common Shares Trading Activity

Fiscal Quarter Ended	Volume	High	Low	Closing

08/31/03 (Post-split)	62,300	$5.50	$5.20	$5.26
05/31/03 (Post-split)	25,100	$5.75	$5.10	$5.35
02/28/03 (Post-split)	82,910	$5.89	$4.96	$5.65
11/30/02 (Pre-split)	40,698	$5.77	$5.15	$5.32

08/31/02 (Pre-split)	227,500	$9.45	$8.36	$8.84
05/31/02 (Pre-split)	44,900	$9.49	$8.15	$8.28
02/28/02 (Pre-split)	46,800	$9.25	$6.91	$9.25
11/31/01 (Pre-split)	49,600	$7.32	$6.30	$7.10

The Registrant's common shares also trade on the Toronto Stock Exchange in Toronto, Ontario, Canada, having the trading symbol "JCT".  The common stock commenced public trading on the Toronto Stock Exchange in February 1994, following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the Toronto Stock Exchange for the Registrant's common shares for the last eight fiscal quarters.  The price was CDN$6.35 on 11/20/03.

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

Fiscal Quarter Ended	Volume	High	Low	Closing

08/31/03 (Post-split)	4,266	$7.78	$7.29	$7.20
05/31/03 (Post-split)	7,026	$8.70	$7.51	$7.60
02/28/03 (Post-split)	18,524	$8.75	$7.55	$8.68
11/31/02 (Pre-split)	11,522	$13.85	$12.62	$12.62

08/31/02 (Pre-split)	4,425	$14.15	$12.78	$13,50
05/31/02 (Pre-split)	7,000	$14.69	$12.42	$12.42
02/28/02 (Pre-split)	20,289	$14.50	$11.00	$14.50
11/30/01 (Pre-split)	21,400	411.38	$10.00	$11.38

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

ITEM NO. 6.  SELECTED FINANCIAL DATA

The selected financial data in Table No. 3 for Fiscal 2003/2002/2001 ended August 31st was derived from the financial statements of the Company which were audited by Davidson & Company, independent Chartered Accountants, as indicated in their report which is included elsewhere in this Annual Report.  The selected financial data for Fiscal 2000/1999 was derived from audited financial statements of the Company, not included herein.

The selected financial data was extracted from the more detailed financial statements and related notes included herein and   should be read in conjunction with such financial statements and with the information appearing under the heading, Management's Discussion and Analysis of Financial Condition and Results of Operations".

Table No. 3

Selected Financial Data

($ in 000, expect per share data)

	Year Ended 8/31/03	Year Ended 8/31/02	Year Ended 8/31/01	Year Ended 8/31/00	Year Ended 8/31/99

Revenue	$55,369	$43,625	$22,113	$24,494	$29,102
Gross Profit	$7,708	$7,118	$4,232	$3,866	$4,288
Net Income	$294	$837	$712	$609	$593
Earnings per Share	$0.20	$0.56	$0.48	$0.40	$0.34
Fully Diluted Earnings per Share	$0.19	$0.53	$0.46	$0.38	$0.34

Dividends per Share	0	0	0	0	0
Basic Average Shares (000)	1,468	1,503	1,483	1,531	1,697
Diluted Average Shares (000)	1,537	1,579	1,535	1,581	1,748

Working Capital	$7,371	$4,383	$3,666	$4,609	$4,181
Long-Term Debt	$2,262	0	0	0	0
Shareholders’ Equity	$7,791	$7,417	$6,694	$6,150	$5,984
Total Assets	$18,513	$14,402	$7,677	$6,937	$7,214

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATION

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended 8/31/03, 8/31/02 and 8/31/01 should be read in conjunction with the audited financial statements of the Company (prepared in accordance with US GAAP) and related notes included therein.

All references to common shares refer to the Company's Common Shares without Par Value unless otherwise indicated.

Results of Operations.

Sales increased 27% to $55,368,587 during Fiscal 2003 as compared to Fiscal 2002 when sales were $43,625,125. (Sales for Fiscal 2001 were $22,112,954.) The twenty seven percent increase in sales during Fiscal 2003 as compared to Fiscal 2002 was due primarily to the contribution of Greenwood Products, Inc., which is a wholly owned subsidiary of Jewett-Cameron Lumber Company.  Fiscal 2003 was the first full fiscal year that Greenwood Product, Inc. operated as a subsidiary of Jewett-Cameron Lumber Company, whereas in Fiscal 2002 it only operated for six months.  Jewett-Cameron Seed Company, a wholly owned subsidiary of the Registrant also contributed with an increase in sales of $614,968 or 23.5% during Fiscal 2003 as compared to Fiscal 2002.

The Company continues to experience a decrease in sales in the area of lumber and building materials which management believes is due to recessionary conditions in the economy causing customers to scale back their purchases of these discretionary items.  The loss of revenue from these products has been offset by the sales increases in other areas; however, management believes that once consumer confidence strengthens, lumber and building material sales will again trend upward. The Company has also introduced new products for retailers, which, in the past, concentrated on more expensive items. These new products, which are described earlier in this document, are less costly and consequently, overall sales by the Company to these retailers are on the rise.

Gross profit for Fiscal 2003 increased 8.37% to $7,708,287 from $7,118,361 in Fiscal 2002. (Gross profit for Fiscal 2001 was $4,232,404.)

The cost of goods sold, as a percent of revenue remained relatively stable during Fiscal 2003 (86%), Fiscal 2002 (84%), and Fiscal 2001 (81%).

Operating expenses increased $1,192,616 during Fiscal 2003 as compared to Fiscal 2002.

Fiscal 2003 was the first full year of operations for Greenwood Products Inc. As would be expected with the larger contribution of Greenwood Products, Inc., general and administrative expenses increased by $307,528 during Fiscal 2003 as compared to Fiscal 2002. This represented an increase of 21% for Fiscal 2003 as compared to Fiscal 2002. The increase in the amount of general and administrative expenses was partially offset by the 27% increase in sales.

General and administrative expenses as a percent of revenue remained virtually constant for Fiscal 2003 (3.2%) and Fiscal 2002 (3.4%). During Fiscal 2001 general and administrative expenses as a percent of revenue was somewhat higher at 5.1%. Management attributes the lower percentage during Fiscal 2003 and Fiscal 2002 to efficiencies introduced into Jewett-Cameron Seed Company and the additions to operations of Greenwood Products.

An increase in wages and employee benefits of $839,067, attributable primarily to staff associated with Greenwood Products, Inc., was also a significant factor in the increase in operating expenses.

General and administrative expenses began to decrease during the second half of Fiscal 2003.  The primary reason for the decrease was a restructuring of the activities of Greenwood Products during the first and second quarters of Fiscal 2003. This restructuring included reductions in salaries resulting from the elimination of some clerical positions and wage cuts resulting from the sales decreases. As a result of these actions, wages and employee benefits decreased from the third quarter of Fiscal 2002 level of $1,540,102 to $1,188,164 for the third quarter of Fiscal 2003. Office expenses also decreased by $52,760 during the third quarter of Fiscal 2003 as compared to the third quarter of Fiscal 2002 resulting from the Company’s efforts to reduce expenses.

Interest expense increased from ($53,587) reported in Fiscal 2002 to ($346,030) in Fiscal 2003. The primary reason for the increase in interest expense was the higher level of borrowing resulting from the increased level of inventory required to support the elevated sales level of Fiscal 2003.

The increase in operating expenses coupled with the higher level of interest expense resulted in net income for the Company to decrease during Fiscal 2003 as compared to the two prior fiscal years.

Net Income decreased to $294,144 in Fiscal 2003 from $837,024 in Fiscal 2002 and $712,196 in Fiscal 2001. The corresponding basic earnings per share were $0.20 for Fiscal 2003; $0.56 for Fiscal 2002; and, $0.48 in Fiscal 2001. Fully diluted earnings per share were $0.19 in Fiscal 2003; $0.53 in Fiscal 2002; and, $0.46 in Fiscal 2001.  The earning per share are computed based on adjustments required by the three for two forward stock split which occurred during the second quarter of Fiscal 2003.

Lumber and Building Materials

Sales in lumber and building materials have decreased in all of the last three fiscal years. Sales of these products decreased 52% in Fiscal 2003 as compared to Fiscal 2002.

Income from operations associated with the sales of lumber and building materials have also decreased over the past three fiscal years. During Fiscal 2003, the Company experienced a loss from operations in this business segment of  ($124,928).

As mentioned earlier in this document, the Company has introduced new products for retailers, which, in the past, concentrated on more expensive items. These new products, which are also described earlier in this document, are less costly and consequently, overall sales by the Company to these retailers are on the rise.  Management believes that sales in the segment of lumber and building materials will increase as a result of the new products.

Industrial Tools

The Fiscal 1997 renaming of the industrial tools under the "MSI-PRO" label has continued to provide a better product identity and a more efficient use of marketing dollars.  Sales increased to $878,966 during Fiscal 2003 from $776,545 during Fiscal 2002. Management’s re-organization of this business segment, which included the hiring of a new sales manager two years ago, has resulted in the increase in the sales of the Company’s industrial tools.  Income from operations during Fiscal 2003 also increased to $103,362 from $89,043 in the prior fiscal year.

Seed Processing and Sales

Fiscal 2003 was the third year of operations for Jewett-Cameron Seed Company that was incorporated as a wholly owned subsidiary of Jewett-Cameron Lumber Company in October 2000. At the end of Fiscal 2003, sales from Jewett-Cameron Seed Company were $3,230,151 and income from operations was $46,114. In the prior fiscal year, sales were $2,615,183 and income from operations was $249,526.

Industrial Wood Products

Sales of industrial wood products were $44,195,963 during Fiscal 2003 as compared to $25,561,520 during Fiscal 2002. Fiscal 2003 represented the first full fiscal year of operations for the sale of these products.  Income from operations from the sale of these products increased to $730,781 for Fiscal 2003 as compared to $625,937 for Fiscal 2002.

Liquidity and Capital Resources

Cash flows from Fiscal 2003 Operating Activities totaled ($3,315,547), including the $294,144 Net Income.  Material adjustments included $333,123 of amortization/depreciation; deferred income taxes in the amount of $76,200; stock-based compensation recovery in the amount of ($19,376); a decrease in accounts receivable in the amount of $38,118; an increase in inventory in the amount of ($1,844,183); an increase in prepaid expenses in the amount of ($98,791); a decrease in accounts payable and accrued liabilities in the amount of ($1,565,757); and, an increase in income taxes receivable in the amount of ($529,025)

Cash Flows from Fiscal 2003 Investing Activities totaled ($57,552), consisting exclusively of the purchase of property, plant and equipment, which consisted of office furniture, computers and computer software.

Cash Flows from 2003 Financing Activities totaled $3,139,979 including proceeds from bank indebtedness in the amount of $3,041,449; proceeds from the sale of capital stock in the amount of $164,889; and, treasury shares acquired by the Company in the amount of ($66,359).

Cash flows from Fiscal 2002 Operating Activities totaled ($2,058,077), including the $837,024 Net Income.  Material adjustments included $287,102 of amortization/depreciation; deferred income taxes in the amount of $35,400; a stock based compensation expense in the amount of $20,340; an increase of ($4,233,742) in accounts receivable; an increase in inventory in the amount of ($2,296,756); an increase in prepaid expenses of ($41,314); and, an increase of $3,333,869 in accounts payable and accrued liabilities.

Cash Flows from Fiscal 2002 Investing Activities totaled ($328,276), consisting exclusively of the purchase of property plant and equipment, which consisted primarily of the purchase of the assets of Greenwood Forest Products as described earlier.

Cash Flows from 2002 Financing Activities totaled $2,533,722 including proceeds from bank indebtedness in the amount of $2,667,679; the sale of capital stock for cash in the amount of $41,102; and, treasury shares acquired by the Company in the amount of ($175,059)

Working capital was $7,370,555 at 8/31/03 compared with $4,383,531 at 8/31/02.  Major working capital changes during Fiscal 2003 were a decrease in cash of $233,120; a decrease in accounts receivable of $38,118; an increase in inventory of $3,963,689; an increase in prepaid expenses of $98,791; and, an increase in current liabilities of $1,475,692 consisting of an increase in bank indebtedness in the amount of $3,041,449; an increase in a note receivable in the amount of $142,449; and, a decrease in accounts payable and accrued liabilities in the amount of $1,565,757. The changes, both negative and positive, in these components of the balance sheet all resulted from the addition of the first full year of operations of Greenwood Products, Inc.

The daily cash needs of the Company are met throughout the year through the bank line-of-credit of JCLC and from the daily operations associated with the normal course of business.  JCLC has a bank line-of-credit of $8.0 million, which along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

Quarterly Financial Results

Quarterly Selected Financial Data

(Dollars in 000, except per share data)

	8/31/03	5/31/03	2/28/03	11/30/02	8/31/02	5/31/02	2/28/02	11/30/01

Revenue	$14,871	$14,998	$12,000	$13,500	$16,507	19,597	$3,415	$4,106
Gross Profit	$1,615	$2,143	$1,764	$2,186	$2,538	$2,660	$910	$1,010
Net Income	($110)	$216	$74	$114	$345	$326	$71	$93
EPS	($0.20)	$0.15	$0.05	$0.12	$0.33	$0.34	$0.07	$0.10
Fully Diluted EPS	($0.11)	$0.14	$0.05	$0.11	$0.32	$0.32	$0.07	$0.09

Dividends	0	0	0	0	0	0	0	0
Basic Avg Shares	1,468	1,461	1,461	1,025	1,002	965	964	971
Diluted Avg Shares	1,537	1,508	1,514	1,075	1,052	1,018	1,014	1,018

Working Capital	$7,371	$7,921	$4,931	$4,684	$4,384	$3,948	$3,870	$3,730
Long Term Debt	$2,262	$2,890	0	0	0	0	0	0
Shareholders’ Equity	$7,791	$7,911	$7,711	$7,648	$7,417	$7,079	$6,781	$6,704
Total Assets	$18,513	$19,593	$17,116	$15,605	$14,402	$14,027	$8,192	$7,317

Note: The share data for the fiscal quarters ended 8/31/03; 5/31/03; and, 2/28/03 reflect the three for two forward stock split which occurred in February 2003.

ITEM 7A  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2003.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. Therefore, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.

The Company has lines of credit and other debt whose interest rates are based on various published prime rates that may fluctuate over time based on economic changes in the environment.  The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The company does not expect any change in the interest rates to have a material adverse effect on the Company’s results from operations.

Foreign Currency Risk

The Company operates primarily in the United States; however, some business is transacted with Canadian firms.  The Company’s business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on its currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements, schedules, and notes thereto as required under ITEM #8 are attached hereto and found immediately following the text of this Annual Report.  The audit report of Davidson & Company, independent Chartered Public Accountants, is included herein immediately preceding the financial statements.

Audited Financial Statements:

Fiscal 2003 Ended August 31st

Independent Auditor's Report, dated 10/10/03

Consolidated Balance Sheets at 8/31/03 and 8/31/02

Consolidated Statements of Operations for the fiscal years ended 8/31/03, 8/31/02 and 8/31/01

Consolidated Statements of Stockholders’ Equity for the fiscal year ended 8/31/03

Consolidated Statements of Cash Flows for the fiscal years ended 8/31/03, 8/31/02 and 8/31/01

Notes to The Consolidated Financial Statements

Independent Auditor’s Report dated 10/10/03

Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

         ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A  CONTROLS AND PROCEDURES

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists as of 11/14/03 the names of the Directors of the Registrant.  The Directors have served in their respective capacities since their election at the 1/12/02 Annual Meeting of Shareholders and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Registrant.

Table No. 4

Directors

Name	Age	Year First Elected or Appointed

Donald M. Boone (1) (3)	63	July 1987
Jeffery J. Lowe (1) (2)	46	February 1995
James R. Schjelderup (1) (2)	49	July 1987
Stephanie Rink (1) (2)	45	July 2000

(1)  Member of Audit Committee.

(2)  Resident of Canada.

(3)  Resident of Oregon, USA.

Table No. 5 lists, as of 11/14/03, the names of the Executive Officers and certain significant employees of the Registrant.  The Executive Officers serve at the pleasure of the Board of Directors.  All Executive Officers are residents/citizens of the United States and spend full-time on the affairs of the Registrant.

Table No. 5

Executive Officers

Name	Position	Board Approval Date

Donald M. Boone	President/Treasurer	1987
Michael C. Nasser	Corporate Secretary	1987

Business Experience

Donald M. Boone has over thirty-nine years in sales and corporate management, including twenty-eight years affiliated with companies in the forest products industry.

Jeffery J. Lowe has been a corporate, commercial and securities attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada since 1983.

Michael C. Nasser has over thirty-four years experience in sales and corporate management, including twenty-nine years affiliated with companies in the forest products industry.

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

Other than participation in the aforementioned stock option plan and/or ESOP, no funds were set aside or accrued by the Company during Fiscal 2003 to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2004 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per Executive Officer.

No Executive Officer/Director received other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all Executive Officers/Directors as a group did not receive other compensation which exceeded US$25,000 times the number of persons in the group or 10% of the compensation.

Except for the aforementioned stock option plan and ESOP, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers.  However, Michael C. Nasser and Donald M. Boone receive a discretionary bonus.

The Company has no written employment agreements.

Cash Compensation

Table No. 6 details compensation paid during Fiscal 2003 Ended 8/31/03 to the Chief Executive Officer and the only other Executive Officer, to the extent he was compensated in excess of $100,000.  Aggregate compensation to all Directors and Executive Officers during Fiscal 2003 was $210,000.

Table No. 6

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	All Other Compensation
Donald M.	2003	$33,000	0	0	0
Boone, CEO	2002	$36,000	0	0	0
	2001	$36,000	$30,000	0	0
	2000	$36,000	0	0	0

Michael C.	2003	$177,000		0	0
Nasser, Secretary	2002	$177,000	$38,150	0	0
	2001	$143,750	0	0	0
	2000	$120,000	55,728	0	0

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with SOP-93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense equal to the market price of the shares acquired on the open market.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was  $143,050, $155,051 and $82,530 for 2003, 2002 and 2000, respectively.  The ESOP shares allocated as of August 31, 2003 were 245,375 and as of August 31, 2002, the ESOP shares allocated were 221,561.

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

The names and titles of the Directors and Executive Officers of the Registrant to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 7 as of 11/14/03, as well as the number of options granted to Directors and all employees as a group.

Table No. 7

Stock Options Outstanding

Name	Number of Stock Options	Exercise Price (CDN$)	Expiration Date

Donald M. Boone	52,500	$2.83	8/06/2006
Michael C. Nasser	52,500	$2.83	8/06/2006
Jeffery J. Lowe	6,000	$5.70	12/31/2003
James R. Schjelderup	6,000	$5.70	12/31/2003
Stephanie Rink	6,000	$5.70	12/31/2003

Total Officers/Directors (5 persons)	123,000
Total Employees/Consultants	0
Total Officers/Directors/Employees	123,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by United States residents, Canadian residents, and residents of other jurisdictions.  Another corporation or any foreign government does not control the Registrant directly or indirectly.  There are no arrangements, which may result in a change of control of the Registrant.

The Registrant is aware of two individuals as being the beneficial owner of more than ten percent (10%) of the common stock of the Registrant, as described in Table No. 8.

Table No. 8 lists as of 11/14/03 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

Table No. 8

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner (1) (4)	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Donald M. Boone (2)	459,963	31.5%
Common	Michael C. Nasser (3)	271,176	18.6%

	Total	731,139	50.1%

(1) Addresses: c/o Jewett-Cameron Trading Company Ltd.

                   32775 NW Hillcrest, North Plains, Oregon  97133

(2) 52,500 represent currently exercisable stock options.

(3) 52,500 represent currently exercisable stock options.

(4) U.S. National Bank, Trustee for Jewett Cameron Trading Co. Ltd. Employee Stock Option Plan and Trust is the holder of 147,667 common shares which represents 14.5% of the issued and outstanding shares.

#  Based on 1,459,858 shares outstanding as of 11/14/03 and

   currently exercisable stock options owned by each beneficial stockholder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jeffery J. Lowe, a Director of the Company, is an attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada who are the Company’s legal counsel.  During Fiscal 2003/2002/2001, respectively, the Company paid them $28,370, $16,464, $15,882, for legal services.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Davidson and Company were the independent auditors for the Company through August 31, 2003. Representatives of Davidson and Company are expected to attend the 2003 Annual Meeting of Shareholders and will be available to respond to appropriate questions from shareholders.

Audit Fees

The Company paid Davidson and Company $45,000 for their audit of the annual consolidated financial statements for the fiscal year ended August 31, 2002.

Financial Information Systems Design and Implementation Fees

The Company did not engage Davidson and Company to provide advice to the Company regarding financial information systems design and implementation during the fiscal year ended August 31, 2003.

All Other Fees

During the fiscal year ended August 31, 2003, the Company paid Davidson and Company $45,000 to audit the records of Greenwood Products; $5,200 to review the Form 10-Q for November 30, 2002; $6,200 to review the Form 10-Q for February 28, 2003; and, $5,200 to review the Form 10-Q for May 31, 2003.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

          AND REPORTS ON FORM 8-K

(A) Financial Statements and Schedules:

    Independent Auditor's Report, dated 10/10/03

    Consolidated Balance Sheets at 8/31/03 and 8/31/02

    Consolidated Statements of Operations

    for the fiscal years ended 8/31/03, 8/31/02 and 8/31/01

    Consolidated Statements of Stockholders’ Equity

     for the fiscal year ended 8/31/03

    Consolidated Statements of Cash Flows

     for the fiscal years ended 8/31/03, 8/31/02 and 8/31/01

    Notes to The Consolidated Financial Statements

      Independent Auditors’ Report, dated 10/10/02

    Financial Statement Schedule

     Schedule II: Valuation and Qualifying Accounts

(B) Reports on Form 8-K:

February 26, 2003

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

Date: December 11, 2003

By: /s/ Donald M. Boone_______________________________

    Donald M. Boone, President/CFO/Controller/Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 11, 2003

By: /s/ Donald M. Boone_______________________________

    Donald M. Boone, President/CFO/Controller/Director

Date: December 11, 2003

By: /s/ Michael C. Nasser_________________

    Michael C. Nasser, Corporate Secretary

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2003

 DAVIDSON & COMPANY      Chartered Accountants          A Partnership of Incorporated Professionals

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries (the “Company”) as at August 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended August 31, 2003, 2002 and 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2003 and 2002 and the results of its operations and cash flows for the years ended August 31, 2003, 2002 and 2001 in accordance with generally accepted accounting principles in the United States of America.  As required by the Company Act of British Columbia we report that, in our opinion, these principles have been applied on a consistent basis.

"DAVIDSON & COMPANY"

Vancouver, Canada	Chartered Accountants

October 10, 2003

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT AUGUST 31

	2003	2002

ASSETS

Current
Cash and cash equivalents	$ 236,871	$ 469,991
Accounts receivable, net of allowance of $Nil (2002 - $310,000)	6,060,615	6,098,733
Income taxes receivable	529,025	-
Inventory (Note 4)	8,660,472	4,696,783
Prepaid expenses	201,214	102,423
Note receivable (Note 5)	142,449	-

Total current assets	15,830,646	11,367,930

Property, plant and equipment (Note 6)	2,586,279	2,861,850

Deferred income taxes (Note 7)	95,700	171,900

Total assets	$ 18,512,625	$ 14,401,680

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT AUGUST 31

		2003	2002

Cont’d…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 8)		$ 6,007,088	$ 2,965,639
Accounts payable and accrued liabilities		2,453,003	4,018,760

Total current liabilities		8,460,091	6,984,399

Notes payable (Note 9)		2,261,955	-

Total liabilities		10,722,046	6,984,399

Contingent liabilities and commitments (Note 13)

Stockholders' equity
Capital stock (Note 10)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,459,858	Common shares (2002 – 1,508,493)	1,775,791	1,706,451
Additional paid-in capital		583,211	602,587
Retained earnings		5,431,577	5,365,515

		7,790,579	7,674,553

Less: Treasury stock – Nil common shares (2002 – 67,050)		-	(257,272)

Total stockholders' equity		7,790,579	7,417,281

Total liabilities and stockholders' equity		$ 18,512,625	$ 14,401,680

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2003	2002	2001

SALES	$ 55,368,587	$ 43,625,125	$ 22,112,954

COST OF SALES	47,660,300	36,506,764	17,880,550

GROSS PROFIT	7,708,287	7,118,361	4,232,404

OPERATING EXPENSES
General and administrative expenses	1,798,008	1,490,480	1,137,507
Depreciation and amortization	333,123	287,102	220,070
Wages and employee benefits	4,837,830	3,998,763	2,129,468

	6,968,961	5,776,345	3,487,045

Income from operations	739,326	1,342,016	745,359

OTHER ITEMS
Interest and other income	2,048	1,041	14,002
Interest expense	(346,030)	(53,587)	(124,200)

	(343,982)	(52,546)	(110,198)

Income before income taxes	395,344	1,289,470	635,161

Income taxes (Note 7)
Current	25,000	417,046	8,065
Deferred	76,200	35,400	(85,100)

	101,200	452,446	(77,035)

Net income for the year	$ 294,144	$ 837,024	$ 712,196

Basic earnings per common share	$ 0.20	$ 0.56	$ 0.48

Diluted earnings per common share	$ 0.19	$ 0.53	$ 0.46

Weighted average number of common shares outstanding:
Basic	1,467,992	1,502,663	1,483,022
Diluted	1,536,807	1,578,575	1,535,132

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 2000	1,074,162	$ 1,795,157	65,500	$ (332,642)	$ 582,247	$ 4,105,470	$ 6,150,232

Net income for the year	-	-	-	-	-	712,196	712,196
Treasury stock acquired	-	-	31,500	(168,554)	-	-	(168,554)
Adjustment for 3:2 stock split	537,081	-	48,500	-	-	-	-

Balance, August 31, 2001	1,611,243	1,795,157	145,500	(501,196)	582,247	4,817,666	6,693,874

Net income for the year	-	-	-	-	-	837,024	837,024
Shares cancelled	(76,500)	(129,808)	-	-	-	-	(129,808)
Treasury stock acquired	-	-	24,200	(175,059)	-	-	(175,059)
Treasury stock cancelled	-	-	(76,500)	418,983	-	-	418,983
Premium relating to cancellation of capital stock	-	-	-	-	-	(289,175)	(289,175)
Stock based compensation on repricing of stock options	-	-	-	-	20,340	-	20,340
Stock options exercised	8,000	41,102	-	-	-	-	41,102
Adjustment for 3:2 stock split	(34,250)	-	(26,150)	-	-	-	-

Balance, August 31, 2002	1,508,493	1,706,451	67,050	(257,272)	602,587	5,365,515	7,417,281

Net income for the year	-	-	-	-	-	294,144	294,144
Private placement	12,860	106,100	-	-	-	-	106,100
Stock issued under employee ownership plan (“ESOP”)	7,083	58,789	-	-	-	-	58,789
Stock cancelled	(78,550)	(95,549)	-	-	-	-	(95,549)
Stock based compensation recovery	-	-	-	-	(19,376)	-	(19,376)
Treasury stock acquired	-	-	8,800	(66,359)	-	-	(66,359)
Treasury stock cancelled	-	-	(78,550)	323,631	-	-	323,631
Premium relating to cancellation of capital stock	-	-	-	-	-	(228,082)	(228,082)
Adjustment for 3:2 stock split	9,972	-	2,700	-	-	-	-

Balance, August 31, 2003	1,459,858	$ 1,775,791	-	$ -	$ 583,211	$ 5,431,577	$ 7,790,579

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 294,144	$ 837,024	$ 712,196
Items not involving an outlay of cash:
Depreciation and amortization	333,123	287,102	220,070
Deferred income taxes	76,200	35,400	(85,100)
Stock-based compensation expense (recovery)	(19,376)	20,340	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	38,118	(4,233,742)	676,396
Increase in income taxes receivable	(529,025)	-	-
(Increase) decrease in inventory	(1,844,183)	(2,296,756)	222,548
Increase in prepaid expenses	(98,791)	(41,314)	(36,862)
Increase (decrease) in accounts payable and accrued liabilities	(1,565,757)	3,333,869	(102,237)

Net cash provided by (used in) operating activities	(3,315,547)	(2,058,077)	1,607,011

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	3,041,449	2,667,679	297,960
Issuance of capital stock for cash	164,889	41,102	-
Treasury shares acquired	(66,359)	(175,059)	(168,554)

Net cash provided by financing activities	3,139,979	2,533,722	129,406

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	-	-	74,745
Purchase of property, plant and equipment	(57,552)	(328,276)	(1,696,817)

Net cash used in investing activities	(57,552)	(328,276)	(1,622,072)

Change in cash and cash equivalents	(233,120)	147,369	114,345

Cash and cash equivalents, beginning of year	469,991	322,622	208,277

Cash and cash equivalents, end of year	$ 236,871	$ 469,991	$ 322,622

Supplemental disclosure with respect to cash flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2003

1.

NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. and subsidiaries (the “Company” or “Jewett”) was incorporated under the Company Act of British Columbia on July 8, 1987.

The Company, through its subsidiaries, operates out of facilities located in North Plains, Oregon, Portland, Oregon and Ogden, Utah.  The Company operates as a wholesaler of lumber and building materials to home improvement centres located primarily in the Pacific and Rocky Mountain regions of the United States; as a processor and distributor of industrial wood and other specialty building products principally to original equipment manufacturers in the United States; as an importer and distributor of pneumatic air tools and industrial clamps in the United States; and as a processor and distributor of agricultural seeds in the United States.

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

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Currency

These financial statements are expressed in U.S. dollars as the Company's operations are based predominately in the United States.  Any amounts expressed in Canadian dollars are indicated as such.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At August 31, 2003, cash and cash equivalents consisted of cash held at financial institutions.

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.   The Company estimates doubtful accounts on an item-by-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety days overdue.

Inventory

Inventory is recorded at the lower of cost, based on the average cost method and market.  Market is defined as net realizable value.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated amortization.  The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	5-7 years
Warehouse equipment	2-10 years
Buildings	5-30 years

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets and certain identifiable recorded intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar.  The Company does not have non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any income statement transactions in a foreign currency are translated at average rates for the year.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Earnings per share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share (cont’d…)

The earnings per share data for the years ended August 31 is summarized as follows:

	2003	2002	2001

Net income for the year	$ 294,144	$ 837,024	$ 712,196

Basic earnings per share weighted average number
of common shares outstanding(1)	1,467,992	1,502,663	1,483,022
Effect of dilutive securities
Stock options(1)	68,815	75,912	52,110

Diluted earnings per share weighted average number of common shares outstanding (1)	1,536,807	1,578,575	1,535,132

(1) Restated for the 3:2 stock split (Note 10).

Stock option plan

Statements of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted.  The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to provide additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS No. 123.

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

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock option plan (cont’d…)

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”).  For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification.  Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense until such time as the repriced options are exercised, expire or are otherwise forfeited.  Any increase in the intrinsic value of the repriced options will decrease reported earnings and any subsequent decreases in value will increase reported earnings.

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

	2003	2002	2001

Net income
As reported	$ 294,144	$ 837,024	$ 712,196

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	(19,376)	20,340	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(9,972)	-

Pro forma	$ 274,768	$ 847,392	$ 712,196

Basic earnings per share
As reported	$ 0.20	$ 0.56	$ 0.48

Pro forma	$ 0.19	$ 0.56	$ 0.48

Diluted earnings per share
As reported	$ 0.19	$ 0.53	$ 0.46

Pro forma	$ 0.18	$ 0.54	$ 0.46

Comprehensive Income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalents

The carrying amount approximates fair value because the amounts consist of cash held at financial institutions.

Accounts receivable / Income taxes receivable / Notes receivable

The carrying amounts approximate fair value due to the short-term nature and historical collectability.

Bank indebtedness

The carry amount approximates fair value due to the short-term nature of the obligation.

Accounts payable and accrued liabilities

The carrying amount approximates fair value due to the short-term nature of the obligations.

Notes payable

The fair value of the Company’s notes payable is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 236,871	$ 236,871	469,991	469,991
Accounts receivable	6,060,615	6,060,615	6,098,733	6,098,733
Income taxes receivable	529,025	529,025	-	-
Note receivable	142,449	142,449	-	-
Bank indebtedness	6,007,088	6,007,088	2,965,639	2,965,639
Accounts payable and accrued liabilities	2,453,003	2,453,003	4,018,760	4,018,760
Notes payable	2,261,955	2,261,955	-	-

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Revenue recognition

The Company recognizes revenue from the sales of building supply products, industrial wood and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated by the provision of seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed and products sold and collection of the amounts is reasonably assured.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in the current year.

Recent Accounting Pronouncements

In August 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." (“SFAS No. 143”).  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The adoption of this standard had no impact on the Company's consolidated results of operations, financial position or cash flows.

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent Accounting Pronouncements (cont’d…)

In August 2002,  the Company  adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (“SFAS No. 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," (“SFAS No. 121”), it retains many of the fundamental provisions of SFAS No. 121. The adoption of this standard had no impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2002, the Company adopted SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS No. 145").  SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. The adoption of this standard had no impact on  the Company’s consolidated results of operations, financial position or cash flows.

In January 2003,  the Company  adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (“SFAS No. 146”) which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restruction)” (“EITF 94-3”). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years ending after December 31, 2002.

In July 2003, the Company  adopted SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" (“SFAS No. 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of this standard had no impact on  the Company’s results of operations, financial position or cash flows.

3.

BUSINESS COMBINATION AND ACQUISITION

On March 1, 2002, the Company entered into an agreement to acquire certain assets including inventory, equipment and a license to use all of the intangible assets of Greenwood Forest Products Inc. (“Greenwood”).  The cost of the acquisition was allocated as follows:

Furniture and equipment	$ 260,000
License	1,000

$ 261,000

The agreement also required the Company to purchase approximately up to an additional $7,000,000 of inventory from Greenwood over the next two years of which the full amount has been purchased at August 31, 2003. Greenwood is in the business of processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

Subsequent to the acquisition, the Company incorporated Greenwood Products Inc., a wholly owned subsidiary of the Company.  The operations of Greenwood Products Inc. from March 1, 2002 onwards are included in the Company’s consolidated statements of operations and cash flows.

4.

INVENTORY

	2003	2002

Home improvement and wood products	$ 7,508,841	$ 3,862,811
Air tools and industrial clamps	347,506	289,847
Agricultural seed products	804,125	544,125

	$ 8,660,472	$ 4,696,783

5.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood during the current year in exchange for a note payable which is included in the notes payable balance as of August 31, 2003.

6.

PROPERTY, PLANT AND EQUIPMENT

	2003	2002

Office equipment	$ 528,994	$ 488,108
Warehouse equipment	685,940	669,274
Buildings	2,088,042	2,088,042
Land	851,568	851,568

	4,154,544	4,096,992

Accumulated depreciation	(1,568,265)	(1,235,142)

Net book value	$ 2,586,279	$ 2,861,850

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

7.

DEFERRED INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory US federal income tax rate to income before income taxes is as follows:

	2003	2002	2001

Computed tax at the federal statutory rate of 34%	$ 134,417	$ 438,420	$ 215,955
State taxes, net of federal benefit	15,180	42,900	1,541
Stock based compensation	(6,588)	6,916	-
Depreciation	(21,233)	166	(7,612)
Operating loss carryforwards	(38,265)	(40,777)	(314,976)
Losses of subsidiary	-	-	36,133
Inventory reserve	(3,541)	1,092	10,244
Bad debt reserve	11,316	99	(26,329)
Other	9,914	3,630	8,009

Provision (benefit) for income taxes	$ 101,200	$ 452,446	$ (77,035)

7.

INCOME TAXES (cont’d…)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are as follows:

	2003	2002

Deferred tax assets:
Allowance for doubtful accounts	$ -	$ 117,098
Allowance for inventory	36,742	-
Difference between book and tax depreciation	58,958	54,802
Net operating loss carryforwards - Canada	85,327	186,719

Total deferred tax assets	181,027	358,619
Valuation allowance	(85,327)	(186,719)

Net deferred tax assets	$ 95,700	$ 171,900

The Company has provided a full allowance on the deferred tax asset relating to its Canadian net operating loss carryforwards due to the uncertainty of these being realized.

At August 31, 2003, the Company has available unused Canadian net operating losses of approximately $120,000 that may be applied against future taxable income.  These losses, if unutilized, will expire between 2004 and 2008.

8.

BANK INDEBTEDNESS

	2003	2002

Demand loan	$ 6,007,088	$ 2,965,639

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.

9.

NOTES PAYABLE

	2003	2002

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter	$ 1,749,291	$ -

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter	512,664	-

	$ 2,261,955	$ -

9.

NOTES PAYABLE (cont’d…)

The notes are due to the former shareholders of Greenwood for the inventory purchases completed during the current year.  The amounts were converted from trade payable to notes payable during the current year.

10.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

On February 28, 2003, the Company implemented a 3:2 stock split on its common shares.  At that date, the number of common shares outstanding increased from 1,025,605 common shares to 1,538,408 common shares.  All share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

On November 20, 2002, the Company issued 7,083 common shares (10,625 post 3:2 stock split) upon the exercise of ESOP stock options for cash proceeds of $58,789.

On October 24, 2002, the Company issued 12,860 common shares (19,290 post 3:2 stock split) for a private placement for cash proceeds of $106,100.

On December 13, 2001 and December 30, 2001, the Company issued 4,000 common shares (6,000 post 3:2 stock split) on each of those dates upon exercise of stock options for cash proceeds of $41,102.

Treasury stock

Treasury stock is recorded at cost.  During the years ended August 31, 2003 and 2002, the Company repurchased 8,800 (11,500 post 3:2 stock split) and 24,200 (36,300 post 3:2 stock split) shares, respectively, at an aggregate cost of $66,359 and $175,059, respectively.

During the current year, the Company cancelled 78,550 (2002 – 114,750; 2001 – Nil) common shares with an average cost of $323,631 (2002 - $418,983; 2001 - $Nil).  The premium paid to acquire these shares over their per share book value in the amount of $228,082 (2002 - $289,175; 2001 - $Nil) was recorded as a decrease to retained earnings.

11.

STOCK OPTIONS

The Company has a stock option program under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSX"), the Ontario Securities Commission and the British Columbia Securities Commission.

11.

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

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At August 31, 2003, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares (Post 3:2 stock split)	Exercise Price (Post 3:2 stock split)	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006
18,000	Cdn$ 5.70	December 31, 2003

Following is a summary of the status of the plan during the years ended August 31, 2003, 2002 and 2001:

	Number of Shares (Post 3:2 stock split)	Weighted Average Exercise Price (Post 3:2 stock split)

Outstanding at August 31, 2000	135,000	Cdn$ 3.11
Expired	(18,000)	Cdn$ 3.11

Outstanding at August 31, 2001	117,000	Cdn$ 3.11
Repriced	18,000	Cdn$ 5.70
Exercised	(12,000)	Cdn$ 5.50

Outstanding at August 31, 2003 and 2002	123,000	Cdn$ 3.25

11.

STOCK OPTIONS (cont’d…)

Following is a summary of the status of options outstanding at August 31, 2003:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn$2.83	105,000	2.93	Cdn$ 2.83	105,000	Cdn$ 2.83
Cdn$5.70	18,000	0.33	Cdn$ 8.70	18,000	Cdn$ 5.70

During the year ended August 31, 2003, a recovery of stock-based compensation of $19,376 was recorded as a result of the annual recalculation of the options that were repriced during the year ended August 31, 2002.  Stock based compensation recognized during the year ended August 31, 2002 was $20,340.  These amounts were allocated to wages and employee benefits in the accompanying consolidated statement of operations.

The weighted average estimated fair value of stock options granted or repriced during the years ended August 31, 2003, 2002 and 2001 were Cdn$Nil, Cdn$3.98, and Cdn$Nil per share, respectively.  These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes option pricing model were as follows for stock options granted and repriced:

	2003	2002	2001

Risk-free interest rate	-	3%	-
Expected life of the options	-	2 years	-
Expected volatility	-	41.62%	-
Expected dividend yield	-	-	-

12.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense equal to the market price of the shares acquired on the open market.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $143,050, $155,051 and $82,530 for the years ended August 31, 2003, 2002 and 2001, respectively, and is included in wages and benefits.  The ESOP shares as of August 31 were as follows:

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2003

12.

EMPLOYEE STOCK OWNERSHIP PLAN (cont’d...)

	2003 (Post 3:2 stock split)	2002 (Post 3:2 stock split)	2001 (Post 3:2 stock split)

Allocated shares	245,375	221,561	196,500

13.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Ltd.  During the current year the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at August 31, 2003.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in 2005.  For the years ended August 31, 2003, 2002 and 2001, rental expense was $180,812, $86,440 and $Nil, respectively.

Future minimum annual lease payments are as follows:

2004	$ 171,600
2005	14,300

c)

At August 31, 2003 and 2002, the Company had an un-utilized line-of-credit of approximately $2,260,000 and $2,000,000, respectively (Note 8).

14.

SEGMENT INFORMATION

The Company has four principal reportable segments: the sale of lumber and building materials to home improvements centres in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and the processing and sale of agricultural seeds in the United States.

These reportable segments were determined based on the nature of the products offered.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

14.

SEGMENTED INFORMATION (cont'd…)

Following is a summary of segmented information for the years ended August 31:

	2003	2002	2001

Sales to unaffiliated customers:
Lumber and building materials	$ 7,063,507	$ 14,671,877	$ 19,369,153
Industrial tools	878,966	776,545	919,169
Industrial wood products	44,195,963	25,561,520	-
Seed processing and sales	3,230,151	2,615,183	1,824,632

	$ 55,368,587	$ 43,625,125	$ 22,112,954

Income (loss) from operations:
Lumber and building materials	$ (124,928)	$ 427,496	$ 840,993
Industrial tools	103,362	89,043	(23,981)
Industrial wood products	730,781	625,937	-
Seed processing and sales	46,114	249,526	35,894
General corporate	(16,003)	(49,986)	(107,547)

	$ 739,326	$ 1,342,016	$ 745,359

Identifiable assets:
Lumber and building materials	$ 7,027,843	$ 5,990,039	$ 6,739,910
Industrial tools	95,885	121,458	101,409
Industrial wood products	9,177,682	6,970,030	-
Seed processing and sales	2,201,094	1,303,549	815,699
General corporate	10,121	16,604	19,707

	$ 18,512,625	$ 14,401,680	$ 7,676,725

Depreciation and amortization:
Lumber and building materials	$ 126,254	$ 127,056	$ 220,070
Industrial wood products	75,882	36,997	-
Seed processing and sales	130,987	123,049	-

	$ 333,123	$ 287,102	$ 220,070

Capital expenditures:
Lumber and building materials	$ 23,990	$ 13,194	$ 60,296
Industrial wood products	3,942	267,971	-
Seed processing and sales	29,620	47,111	1,636,521

	$ 57,552	$ 328,276	$ 1,696,817

Interest expense:
Building materials	$ 346,030	$ 53,587	$ 124,200

	$ 346,030	$ 53,587	$ 124,200

14.

SEGMENTED INFORMATION (cont'd…)

During the year ended August 31, 2003, the Company made sales of $6,030,350 to a customer of the industrial wood products segment which was in excess of 10% of total sales for the year.

During the year ended August 31, 2002, the Company made sales of $9,341,138 to a customer of the lumber and building materials segment which was in excess of 10% of total sales for the year.

During the year ended August 31, 2001, the Company made sales of $8,934,216 and $6,739,543 to customers of the lumber and building materials segments which were in excess of 10% of total sales for the year.

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At August 31, 2003, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  At August 31, 2002, one customer totalling $825,722 accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the year ended August 31, 2003, the Company had one supplier totalling $6,486,756 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.  For the year ended August 31, 2002, there were no suppliers that accounted for purchases greater than 10% of total purchases.  For the year ended August 31, 2001, there were two suppliers totalling $2,754,416 and $3,013,669 that account for purchases greater than 10% of total purchases in the lumber and building materials segment.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2003	2002	2001

Cash paid during the year for:
Interest	$ 346,030	$ 53,587	$ 124,200
Income taxes	510,446	272,631	-

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

Significant non-cash transactions during the year ended August 31, 2003:

i)

The Company acquired inventory in the amount of $2,119,506 and a note receivable in the amount of $142,449 by issuing notes payable in the amount of $2,261,955.

ii)

The Company cancelled 78,550 treasury shares.  The difference between the original cost and purchase price of $228,082 was applied against retained earnings as a premium relating to cancellation of share capital.

The significant non-cash transaction during the year ended August 31, 2002, was the cancellation of 114,750 treasury shares repurchased at a price of $418,983, which had an original cost of $129,808.  The difference between the original cost and purchase price of $289,175 was applied against retained earnings as a premium relating to cancellation of share capital.

There were no significant non-cash transactions during the year ended August 31, 2001.

17.

SUBSEQUENT EVENT

The Company has filed a registration statement whereby it proposes to raise up to $3,500,000 by issuing 500,000 common shares at $7.00 a share.  The offering is subject to approval of the registration statement with the Securities and Exchange Commission.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries is included in this Form 10-K.  In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly the information required to be included therein.

Vancouver, Canada	Chartered Accountants

October 10, 2003

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2003

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Credited to Costs and Expenses	Deductions from Reserves	Balance at End of Year

August 31, 2001

Allowance deducted from related balance sheet account:
Accounts receivable	$ 250,000	$ 135,000	$ -	$ 70,000	$ 315,000

Deferred tax valuation account	210,128	36,348	-	-	246,476

August 31, 2002

Allowance deducted from related balance sheet account:
Accounts receivable	$ 315,000	$ -	$ -	$ 5,000	$ 310,000

Deferred tax valuation account	246,476	-	59,757	-	186,719

August 31, 2003

Allowance deducted from related balance sheet account:
Accounts receivable	$ 310,000	$ -	$ -	$ 310,000	$ -

Deferred tax valuation account	186,719	-	-	101,392	85,327