Form 10-K/A
period 2003-08-31
JEWETT CAMERON TRADING CO LTD
filed 2003-12-19
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Form 10-K/A

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

Date: December 19, 2003

By: /s/ Donald M. Boone_______________________________

    Donald M. Boone, President/CFO/Controller/Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 19, 2003

By: /s/ Donald M. Boone_______________________________

    Donald M. Boone, President/CFO/Controller/Director

Date: December 19, 2003

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