Form 10-Q
period 2003-11-30
JEWETT CAMERON TRADING CO LTD
filed 2004-01-20
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2003.  Common Stock, no par value

1,459,858 Shares

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2003

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30, 2003	August 31, 2003
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 318,099	$ 236,871
Accounts receivable, net of allowance of $Nil (August 31, 2003 - $Nil)	5,443,349	6,060,615
Income taxes receivable	529,025	529,025
Inventory (Note 3)	6,953,089	8,660,472
Prepaid expenses	232,362	201,214
Note receivable (Note 4)	139,858	142,449

Total current assets	13,615,782	15,830,646

Property, plant and equipment (Note 5)	2,580,945	2,586,279

Deferred income taxes (Note 6)	95,700	95,700

Total assets	$ 16,292,427	$ 18,512,625

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

		November 30, 2003	August 31, 2003
		(Unaudited)
Cont’d…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 3,752,476	$ 6,007,088
Accounts payable and accrued liabilities		2,392,482	2,453,003

Total current liabilities		6,144,958	8,460,091

Notes payable (Note 8)		2,261,955	2,261,955

Total liabilities		8,406,913	10,722,046

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,459,858	Common shares (August 31, 2003 – 1,459,858)	1,775,791	1,775,791
Additional paid-in capital		583,211	583,211
Retained earnings		5,526,512	5,431,577

Total stockholders' equity		7,885,514	7,790,579

Total liabilities and stockholders' equity		$ 16,292,427	$ 18,512,625

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

	Three Month Period Ended November 30, 2003	Three Month Period Ended November 30, 2002

SALES	$ 15,506,051	$ 13,499,920

COST OF SALES	13,371,490	11,313,572

GROSS PROFIT	2,134,561	2,186,348

OPERATING EXPENSES
General and administrative expenses	598,439	537,469
Depreciation and amortization	83,517	79,193
Wages and employee benefits	1,221,128	1,351,111

	1,903,084	1,967,773

Income from operations	231,477	218,575

OTHER ITEMS
Interest and other income	210	200
Interest expense	(92,752)	(43,229)

	(92,542)	(43,029)

Income before income taxes	138,935	175,546

Income taxes	44,000	62,000

Net income for the period	$ 94,935	$ 113,546

Basic earnings per common share	$ 0.07	$ 0.08

Diluted earnings per common share	$ 0.06	$ 0.07

Weighted average number of common shares outstanding:
Basic	1,459,858	1,455,587
Diluted	1,526,067	1,534,617

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 2003	1,459,858	$ 1,775,791	$ 583,211	$ 5,431,577	$ 7,790,579

Net income for the period	-	-	-	94,935	94,935

Balance, November 30, 2003	1,459,858	$ 1,775,791	$ 583,211	$ 5,526,512	$ 7,885,514

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

	Three Month Period Ended November 30, 2003	Three Month Period Ended November 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 94,935	$ 113,546
Items not involving an outlay of cash:
Depreciation and amortization	83,517	79,193

Changes in non-cash working capital items:
Decrease in accounts receivable	617,266	1,547,842
(Increase) decrease in inventory	1,707,383	(2,927,256)
Increase in prepaid expenses	(31,148)	(101,885)
Decrease in note receivable	2,591	-
Decrease in accounts payable and accrued liabilities	(60,521)	(1,373,978)

Net cash provided by (used in) operating activities	2,414,023	(2,662,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payment of) bank indebtedness	(2,254,612)	2,404,903
Issuance of capital stock for cash	-	106,100
Treasury shares acquired	-	(47,704)

Net cash provided by (used in) financing activities	(2,254,612)	2,463,299

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(78,183)	(9,637)

Net cash used in investing activities	(78,183)	(9,637)

Change in cash and cash equivalents	81,228	(208,876)

Cash and cash equivalents, beginning of year	236,871	469,991

Cash and cash equivalents, end of year	$ 318,099	$ 261,115

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, which are not materially different from generally accepted accounting principles utilized in Canada.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2003.  The results of operations for the period ended November 30, 2003 are not necessarily indicative of the results to be expected for the year ending August 31, 2004.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At November 30, 2003, cash and cash equivalents consisted of cash held at financial institutions.

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

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

The earnings per share data for the period ended November 30 is summarized as follows:

	Three Month Period Ended November 30, 2003	Three Month Period Ended November 30, 2002

Net income for the period	$ 94,935	$ 113,546

Basic earnings per share weighted average number
of common shares outstanding(1)	1,459,858	1,455,587
Effect of dilutive securities
Stock options(1)	66,209	79,030

Diluted earnings per share weighted average number of common shares outstanding (1)	1,526,067	1,534,617

(1) Restated for the 3:2 stock split (Note 9).

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

NOVEMBER 30, 2003

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

	Three Month Period Ended November 30, 2003	Three Month Period Ended November 30, 2002

Net income
As reported	$ 94,935	$ 113,546

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-

Pro forma	$ 94,935	$ 113,546

Basic earnings per share
As reported	$ 0.07	$ 0.08

Pro forma	$ 0.07	$ 0.08

Diluted earnings per share
As reported	$ 0.06	$ 0.07

Pro forma	$ 0.06	$ 0.07

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Comprehensive Income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

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

The estimated fair values of the Company's financial instruments are as follows:

	November 30, 2003		August 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 318,099	$ 318,099	$ 236,871	$ 236,871
Accounts receivable	5,443,349	5,443,349	6,060,615	6,060,615
Income taxes receivable	529,025	529,025	529,025	529,025
Note receivable	139,858	139,858	142,449	142,449
Bank indebtedness	3,752,476	3,752,476	6,007,088	6,007,088
Accounts payable and accrued liabilities	2,392,482	2,392,482	2,453,003	2,453,003
Notes payable	2,261,955	2,261,955	2,261,955	2,261,955

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

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

NOVEMBER 30, 2003

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

3.

INVENTORY

	November 30, 2003	August 31, 2003

Home improvement and wood products	$ 5,910,878	$ 7,508,841
Air tools and industrial clamps	334,232	347,506
Agricultural seed products	707,979	804,125

	$ 6,953,089	$ 8,660,472

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood during the year ended August 31, 2003 in exchange for a note payable which is included in the notes payable balance as of November 30, 2003.

5.

PROPERTY, PLANT AND EQUIPMENT

	November 30, 2003	August 31, 2003

Office equipment	$ 530,666	$ 528,994
Warehouse equipment	762,451	685,940
Buildings	2,088,042	2,088,042
Land	851,568	851,568

	4,232,727	4,154,544
Accumulated depreciation	(1,651,782)	(1,568,265)

Net book value	$ 2,580,945	$ 2,586,279

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

6.

DEFERRED INCOME TAXES

Deferred income taxes of $95,700 (August 31, 2003 - $95,700) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

7.

BANK INDEBTEDNESS

	November 30, 2003	August 31, 2003

Demand loan	$ 3,752,476	$ 6,007,088

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

8.

NOTES PAYABLE

	November 30, 2003	August 31, 2003

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter	$ 1,749,291	$ 1,749,291

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter	512,664	512,664

	$ 2,261,955	$ 2,261,955

The notes are due to the former shareholders of Greenwood for the inventory purchases completed during the year ended August 31, 2003.  The amounts were converted from trade payable to notes payable during the year ended August 31, 2003.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

There were no transactions with respect to common stock during the period ended November 30, 2003.

On February 28, 2003, the Company implemented a 3:2 stock split on its common shares.  At that date, the number of common shares outstanding increased from 1,025,605 common shares to 1,538,408 common shares.  All share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

Treasury stock

Treasury stock is recorded at cost.  During the periods ended November 30, 2003 and 2002, the Company repurchased Nil and 5,400 (8,100 post 3:2 stock split) shares, respectively, at an aggregate cost of $Nil and $47,704, respectively.

10.

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

NOVEMBER 30, 2003

10.

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

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At November 30, 2003, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares (Post 3:2 stock split)	Exercise Price (Post 3:2 stock split)	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006
18,000	Cdn$ 5.70	December 31, 2003 (Note 15)

Following is a summary of the status of the plan:

	Number of Shares (Post 3:2 stock split)	Weighted Average Exercise Price (Post 3:2 stock split)

Outstanding at November 30, 2003, August 31, 2003 and 2002	123,000	Cdn$ 3.25

Following is a summary of the status of options outstanding at November 30, 2003:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn$2.83	105,000	2.68	Cdn$ 2.83	105,000	Cdn$ 2.83
Cdn$5.70	18,000	0.08	Cdn$ 5.70	18,000	Cdn$ 5.70

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Ltd.  During fiscal 2003 the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at November 30, 2003 and August 31, 2003.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in 2005.  For the periods ended November 30, 2003 and 2002, rental expense was $46,825 and $39,819, respectively.

Future minimum annual lease payments are as follows:

2004	$ 128,700
2005	14,300

c)

At November 30, 2003, the Company had an un-utilized line-of-credit of approximately $4,050,000 (Note 7).

12.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

12.

SEGMENTED INFORMATION (cont'd…)

Following is a summary of segmented information for the periods ended November 30:

	November 30, 2003	November 30, 2002

Sales to unaffiliated customers:
Lumber and building materials	$ 2,392,611	$ 1,280,758
Industrial tools	251,948	247,468
Industrial wood products	11,457,954	11,266,576
Seed processing and sales	1,403,538	705,118

	$ 15,506,051	$ 13,499,920

Income (loss) from operations:
Lumber and building materials	$ (250,474)	$ (57,053)
Industrial tools	30,400	13,292
Industrial wood products	423,900	242,514
Seed processing and sales	31,001	26,571
General corporate	(3,350)	(6,749)

	$ 231,477	$ 218,575

Identifiable assets:
Lumber and building materials	$ 6,448,119	$ 6,100,841
Industrial tools	111,823	98,822
Industrial wood products	8,390,351	7,851,741
Seed processing and sales	1,331,018	1,395,276
General corporate	11,116	157,867

	$ 16,292,427	$ 15,604,547

Depreciation and amortization:
Lumber and building materials	$ 64,807	$ 62,288
Industrial wood products	18,710	16,905

	$ 83,517	$ 79,193

Capital expenditures:
Lumber and building materials	$ 78,183	$ 9,637

	$ 78,183	$ 9,637

Interest expense:
Building materials	$ 92,752	$ 40,221
Industrial wood products	-	3,008

	$ 92,752	$ 43,229

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

12.

SEGMENTED INFORMATION (cont'd…)

For the three month period ended November 30, 2003 and 2002 the Company made sales of $1,855,598 (2002 - $1,451,910) to customers of the building materials segment which were in excess of 10% of total sales for the quarter.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At November 30, 2003 and August 31, 2003, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended November 30, 2003, the Company had two suppliers totalling $1,927,758 and $1,523,973 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.  For the period ended November 30, 2002, there were no suppliers that accounted for purchases greater than 10% of total purchases.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	November 30, 2003	November 30, 2002

Cash paid during the period for:
Interest	$ 92,752	$ 32,132
Income taxes	-	-

There were no significant non-cash transactions for the periods ended November 30, 2003 and 2002.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2003

15.

SUBSEQUENT EVENT

On December 30, 2003, 6,000 common shares were issued pursuant to the exercise of stock options.  The remaining 12,000 stock options which have an expiry date of December 31, 2003 expired unexercised.

Item 2.

 Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

These financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of  November 30, 2003 and 2002 and its results of operations and its cash flows for the three month period ended November 30, 2003 and 2002.  Operating results for the three month period ended November 30, 2003 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2004.

RESULTS OF OPERATIONS

Three months ended November 30, 2003 and 2002:

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

For the first quarter of the current fiscal year, ended November 30, 2003, sales increased 15% to $15,506,051compared to $13,499,920 for the same quarter of the previous year.

 Net income for the quarter was $94,935 which represents a 16% decrease compared to the first quarter of the last fiscal year when net income was $113,546.

Basic earnings per share were $0.07 for the first quarter of Fiscal 2004 compared to $0.08 for the first quarter of fiscal 2003.

The principal reasons for the 15% increase in sales during the first quarter of Fiscal 2004 were significant increases in all products.

Sales of lumber and building materials increased during the first quarter of Fiscal 2004 as compared to the first quarter of Fiscal 2003 by $1,111,853 that represented an increase of 87%. This was the result primarily of sales of the new products introduced earlier.  These products are typically in the “non-wood” category and include such items as metal gates; metal kennels; metal and vinyl storage buildings; and, metal and vinyl greenhouses.

Sales of industrial tools increased only slightly to $251,948 as compared to $247,468 in the fiscal quarter ended November 30, 2003.  The increase in this area is the result of the new management procedures introduced during the last Fiscal Year that included the hiring of new personnel.

Seed processing and sales increased significantly with sales of $1,403,538 for the fiscal quarter ended November 30, 2004 as compared to only $705,118 for the fiscal quarter ended November 30, 2003. The increase of 99% was due to somewhat better market conditions and staff reorganization at Jewett-Cameron Seed Company, a wholly owned subsidiary of Jewett-Cameron Lumber Company.

Sales of industrial wood products also increased slightly to $11,457,954 during the first fiscal quarter of Fiscal 2004 from $11,266,576 during the first quarter of Fiscal 2003.  The 2% increase in sales resulted from more efficient operations at Greenwood Products, Inc., a wholly owned subsidiary of Jewett-Cameron Lumber Company.

The 16% decrease in net income was primarily the result of increased capital expenditures in the area of lumber and building material sales and increased interest expense, also in the area of lumber and building materials. These costs were incurred because management felt that the traditional product line associated with lumber and building materials had to be enlarged in order to bring sales back to historical levels.

Liquidity and Capital Resources

As of November 30, 2004 the Company had working capital of $7,470,824, which represented an increase of $2,787,006 as compared to the working capital position of $4,683,818 as of August 31, 2002.  The primary reason for the increase in working capital was an increase in accounts receivable of $892,458; an increased in note receivable of $139,858; and, a decrease in current liabilities of $1,811,577.  The decrease in current liabilities consisted primarily in a decrease in bank indebtedness in the amount of $1,618,066.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on November 30, 2003 of $3,752,476 and an outstanding balance as of August 31, 2003 of $6,007,088.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risks:

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2003; however, the Company is exposed to interest rate risk.

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

Dated: January 16, 2004

/s/ Donald M. Boone

Donald M. Boone, President/CEO/Director

                                                                        /s/ Michael C. Nasser

                                                                        Michael C. Nasser, Corporate Secretary