Form 10-Q
period 2004-02-29
JEWETT CAMERON TRADING CO LTD
filed 2004-04-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

___                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 29, 2004.  Common Stock, no par value

1,465,858 Shares

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at February 29, 2004 and August 31, 2003

Consolidated Statements of Operations for the Three Month Periods Ended February 29, 2004 and February 28, 2003 and the Six Month Periods Ended February 29, 2004 and February 28, 2003

Consolidated Statements of Cash Flows for the Three Month Periods Ended February 29, 2004 and February 28, 2003 and the Six Month Periods Ended February 29, 2004 and February 28, 2003

Notes to the Consolidated Financial Statements

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits - - 99.1 and 99.2 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 29, 2004

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

	February 29, 2004 (Unaudited)	August 31, 2003 (Audited)

ASSETS

Current

Cash and cash equivalents	$ 786,849	$ 236,871
Accounts receivable, net of allowance of $Nil (August 31, 2003 - $Nil)	7,849,366	6,060,615
Income taxes receivable	529,025	529,025
Inventory (Note 3)	7,924,147	8,660,472
Prepaid expenses	243,569	201,214
Note receivable (Note 4)	127,758	142,449

Total current assets	17,460,714	15,830,646

Property, plant and equipment (Note 5)	2,864,003	2,586,279

Deferred income taxes (Note 6)	95,700	95,700

Total assets	$ 20,420,417	$ 18,512,625

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

		February 29, 2004	August 31, 2003
		(Unaudited)	(Audited)

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 7,051,941	$ 6,007,088
Accounts payable and accrued liabilities		3,351,036	2,453,003
Notes payable (Note 8)		2,149,292	-

Total current liabilities		12,552,269	8,460,091

Notes payable (Note 8)		-	2,261,955

Total liabilities		12,552,269	10,722,046

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	common shares, without par value
10,000,000	preferred shares, without par value
Issued
1,465,858	common shares (August 31, 2003 - 1,459,858)	1,802,265	1,775,791
Additional paid-in capital		583,211	583,211
Retained earnings		5,482,672	5,431,577

Total stockholders' equity		7,868,148	7,790,579

Total liabilities and stockholders' equity		$ 20,420,417	$ 18,512,625

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Prepared by Management)

	Three Month Period Ended February 29, 2004	Three Month Period Ended February 28, 2003	Six Month Period Ended February 29, 2004	Six Month Period Ended February 28, 2003

SALES	$ 16,859,686	$ 11,999,598	$ 32,365,737	$ 25,499,518

COST OF SALES	15,212,456	10,235,971	28,583,946	21,549,543

GROSS PROFIT	1,647,230	1,763,627	3,781,791	3,949,975

OPERATING EXPENSES
General and administrative	766,231	428,180	1,364,670	965,647
Depreciation and amortization	85,108	79,308	168,625	158,501
Wages and employee benefits	776,236	1,058,847	1,997,364	2,409,958

	(1,627,575)	(1,566,335)	(3,530,659)	(3,534,106)

Income from operations	19,655	197,292	251,132	415,869

OTHER ITEMS
Interest and other income	241	-	451	190
Interest expense	(93,036)	(58,457)	(185,788)	(101,676)

	(92,795)	(58,457)	(185,337)	(101,486)

Income (loss) before income taxes	(73,140)	138,835	65,795	314,383

Income tax (expense) recovery	29,300	(65,200)	(14,700)	(127,200)

Net income (loss) for the period	$ (43,840)	$ 73,635	$ 51,095	$ 187,183

Basic net income (loss) per common share	$ (.03)	$ 0.05	$ .03	$ 0.13

Diluted net income (loss) per common share	$ (.03)	$ 0.05	$ .03	$ 0.12

Weighted average number of common shares outstanding
Basic	1,463,814	1,461,641	1,461,836	1,458,407
Diluted	1,463,814	1,514,475	1,521,488	1,512,888

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended February 29, 2004	Three Month Period Ended February 28, 2003	Six Month Period Ended February 29, 2004	Six Month Period Ended February 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ (43,840)	$ 73,635	$ 51,095	$ 187,183
Items not involving an outlay of cash:
Depreciation and amortization	85,108	79,308	168,625	158,501
Deferred income taxes	-	127,200	-	127,200
Stock based compensation expense recovery	-	(10,865)	-	(10,865)

Changes in non-cash working capital items:
(Increase) Decrease in accounts receivable	(2,406,017)	(1,123,675)	(1,788,751)	424,167
(Increase) decrease in inventory	(971,058)	(627,365)	736,325	(3,554,621)
Increase in prepaid expenses	(11,207)	(8,652)	(42,355)	(110,538)
Decrease in note receivable	12,100	-	14,691	-
Increase (decrease) in accounts payable and accrued liabilities	958,554	(209,016)	898,033	(1,641,780)

Net cash provided by (used in) operating activities	(2,376,360)	(1,699,430)	37,663	(4,420,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	3,299,465	1,657,959	1,044,853	4,062,862
Issuance of capital stock for cash	26,474	-	26,474	-
Issuance (repayment) of notes payable	(112,663)	-	(112,663)	164,889
Treasury shares acquired	-	-	-	(47,704)

Net cash provided by financing activities	3,213,276	1,657,959	958,664	4,180,047

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(368,166)	(22,107)	(446,349)	(31,748)

Net cash used in investing activities	(368,166)	(22,107)	(446,349)	(31,748)

Change in cash and cash equivalents	468,750	(63,578)	549,978	(272,454)

Cash and cash equivalents, beginning of period	318,099	261,115	236,871	469,991

Cash and cash equivalents, end of period	$ 786,849	$ 197,537	$ 786,849	$ 197,537

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 29, 2004

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, which are not materially different from generally accepted accounting principles utilized in Canada.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2003.  The results of operations for the period ended February 29, 2004 are not necessarily indicative of the results to be expected for the year ending August 31, 2004.

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

FEBURARY 29, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At February 29, 2004, cash and cash equivalents consisted of cash held at financial institutions.

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

Inventory

Inventory is recorded at the lower of cost, based on the average cost method, or market.  Market is defined as net realizable value.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share takes into consideration common shares outstanding (computed under basic net income (loss) per share) and potentially dilutive common shares.

The net income (loss) per share data for the period ended February 29, 2004 and February 28, 2003 is summarized as follows:

	Three Month Period Ended February 29, 2004	Three Month Period Ended February 28, 2003	Six Month Period Ended February 29, 2004	Six Month Period Ended February 28, 2003

Net income (loss) for the period – basic and diluted	$ (43,840)	$ 73,633	51,095	187,183

Basic net income (loss) per share weighted average number of common shares ahares outstanding	1,463,814	1,461,641	1,461,836	1,458,407

Effect of dilutive securities	-	52,834	59,652	54,481

Diluted net income (loss) per share weighted average number of common shares outstanding	1,463,814	1,514,475	1,521,488	1,512,888

(1)Restated for the 3:2 stock split (Note 9).

As of February 29, 2004, the Company has 105,000 potentially dilutive stock options which have been excluded from net income (loss) per share for the three month period ended February 29, 2004 as they have proved to be anti-dilutive.

Stock option plan

Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted.  The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and to provide additional disclosures with respect to the pro-forma effects of adoption had the Company recorded compensation expense as provided in SFAS No. 123.

In accordance with APB 25, compensation costs for stock options are recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net income (loss) and net income (loss) per share would have been reduced (increased) to the following pro-forma amounts:

	Three Month Period Ended February 29, 2004	Three Month Period Ended February 28, 2003	Six Month Period Ended February 29, 2004	Six Mont Period Ended February 28, 2003

Net income (loss)
As reported	$ (43,480)	$ 73,635	$ 51,095	$ 187,183

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-	-	-

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-	-	-

Pro forma	$ (43,480)	$ 73,635	$ 51,095	$ 187,183

Basic earnings per share
As reported	$ (0.03)	$ 0.05	$ 0.03	$ 0.13

Pro forma	$ (0.03)	$ 0.05	$ 0.03	$ 0.13

Diluted earnings per share
As reported	$ (0.03)	$ 0.05	$ 0.03	$ 0.12

Pro forma	$ (0.03)	$ 0.05	$ 0.03	$ 0.12

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income (loss) presented in the consolidated statements of operations equals comprehensive income.

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

The estimated fair values of the Company's financial instruments are as follows:

	February 29, 2004		August 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 786,849	$ 786,849	$ 236,871	$ 236,871
Accounts receivable	7,849,366	7,849,366	6,060,615	6,060,615
Income taxes receivable	529,025	529,025	529,025	529,025
Note receivable	127,758	127,758	142,449	142,449
Bank indebtedness	7,051,941	7,051,941	6,007,088	6,007,088
Accounts payable and accrued liabilities	3,351,036	3,351,036	2,453,003	2,453,003
Notes payable	2,149,292	2,149,292	2,261,955	2,261,955

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the period in deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Shipping and handling costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of goods sold in the consolidated statements of operations. All costs billed to the customer are included as revenue in the consolidated statements of operations.

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

Recent accounting pronouncements

               In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

3.

INVENTORY

	February 29, 2004	August 31, 2003

Home improvement and wood products	$ 7,076,197	$ 7,508,841
Air tools and industrial clamps	328,814	347,506
Agricultural seed products	519,136	804,125

	$ 7,924,147	$ 8,660,472

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood during the year ended August 31, 2003 in exchange for a note payable which is included in the notes payable balance as of February 29, 2004.

5.

PROPERTY, PLANT AND EQUIPMENT

	February 29, 2004	August 31, 2003

Office equipment	$ 549,442	$ 528,994
Warehouse equipment	1,111,841	685,940
Buildings	2,088,042	2,088,042
Land	851,568	851,568

	4,600,893	4,154,544
Accumulated depreciation	(1,736,890)	(1,568,265)

Net book value	$ 2,864,003	$ 2,586,279

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

7.

BANK INDEBTEDNESS

	February 29, 2004	August 31, 2003

Demand loan	$ 7,051,941	$ 6,007,088

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.

8.

NOTES PAYABLE

	February 29, 2004	August 31, 2003

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter.	$ 1,749,291	$ 1,749,291

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter.	400,001	512,664

	$ 2,149,292	$ 2,261,955

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

During the period ended February 29, 2004, the Company issued 6,000 shares pursuant to the exercise of stock options for cash proceeds of $26,474.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

9.

CAPITAL STOCK (cont’d…)

Treasury stock

Treasury stock is recorded at cost.  During the period ended February 28, 2003, the Company repurchased 5,400 (8,100 post 3:2 stock split) shares at an aggregate cost of $47,704.

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

At February 29, 2004, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares (Post 3:2 stock split)	Exercise Price (Post 3:2 stock split)	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

10.

STOCK OPTIONS (cont’d…)

Following is a summary of the status of the plan:

	Number of Shares (Post 3:2 stock split)	Weighted Average Exercise Price (Post 3:2 stock split)

Outstanding at August 31, 2003 and 2002	123,000	Cdn$ 3.25
Exercised	(6,000)	Cdn$ 5.70
Expired	(12,000)	Cdn$ 5.40
Outstanding at February 29, 2004	105,000	Cdn$ 2.83

Following is a summary of the status of options outstanding at February 29, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Remaining Contractual Life (in Years)	Exercise Price	Number	Exercise Price

Cdn$2.83	105,000	2.43	Cdn$ 2.83	105,000	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Ltd.  During fiscal 2003 the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at February 29, 2004 and August 31, 2003.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any   potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in 2005. For the periods ended February 29, 2004 and February 28, 2003, rental expense was $94,671 and $91,904 respectively.

Future minimum annual lease payments are as follows:

2004	$ 85,800
2005	14,300

c)

At February 29, 2004, the Company had an un-utilized line-of-credit of approximately $750,000 (Note 7).

12.

SEGMENT INFORMATION

The Company has four principal reportable segments: the sale of lumber and building materials to home improvement centres in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and the processing and sale of agricultural seeds in the United States.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

12.

SEGMENT INFORMATION (cont'd…)

Following is a summary of segmented information for the periods ended February 29, 2004 and February 28, 2003:

	February 29, 2004	February 28, 2003

Sales to unaffiliated customers:
Lumber and building materials	$ 4,894,952	$ 2,447,441
Industrial tools	475,323	426,025
Industrial wood products	3,970,907	21,277,405
Seed processing and sales	3,024,555	1,348,647

	$ 32,365,737	$ 25,499,518

Income (loss) from operations:
Lumber and building materials	$ (217,166)	$ (205,703)
Industrial tools	19,685	37,581
Industrial wood products	487,102	509,736
Seed processing and sales	25,656	86,626
General corporate	(12,833)	(12,371)

	$ 251,132	$ 415,869

Identifiable assets:
Lumber and building materials	$ 8,054,347	$ 6,761,275
Industrial tools	109,063	99,755
Industrial wood products	10,532,916	8,976,761
Seed processing and sales	1,719,374	1,266,076
General corporate	4,717	12,398

	$ 20,420,417	$ 17,116,265

Depreciation and amortization:
Lumber and building materials	$ 131,315	$ 124,576
Industrial wood products	37,310	33,925

	$ 168,625	$ 158,501

Capital expenditures:
Lumber and building materials	$ 131,315	$ 124,576
Seed processing and sales	11,052	-
Industrial wood products	17,150	3,663

	$ 446,349	$ 31,748

Interest expense:
Lumber and building materials	$ -	$ -
Industrial wood products	185,788	101,676

	$ 185,788	$ 101,676

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBURARY 29, 2004

12.

SEGMENT INFORMATION (cont'd…)

For the six month periods ended February 29, 2004 and February 28, 2003, the Company made sales of $3,806,247 (2003 - $2,907,453) to customers of the building materials segment which were in excess of 10% of total sales for the six month period.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At February 29, 2004 and August 31, 2003, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended February 29, 2004, the Company had two suppliers totalling $4,119,619 and $2,946,034 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.  For the period ended February 29, 2003, there was one supplier totalling $3,303,711 that accounted for purchases greater than 10% of total purchases.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For six month period ended February 29, 2004	For six month period ended February 28, 2003

Cash paid during the period for:
Interest	$ 185,788	$ 101,676
Income taxes	-	-

There were no significant non-cash transactions for the six month periods ended February 29, 2004 and February 28, 2003.

Item 2.

 Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2004 and August 31, 2003 and its results of operations and its cash flows for the three month periods ended February 29, 2004 and February 28, 2003 and for the six month periods ended February 29, 2004 and February 28, 2003 in accordance with US GAAP.  Operating results for the three month period ended February 29, 2004 and the six month period ended February 29, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2004.

The Company’s number of days in receivables was approximately 29 days as at February 29, 2004 and at August 31, 2003 the number of days in receivables was 40.  Overall, in the past year, the number of days in receivables has decreased due to the fact that the Company’s product mix has changed resulting in shorter receivable periods.

The Company’s number of days in inventory was approximately 43 as at February 29, 2004 in comparison to approximately 57 days as at August 31, 2003.  The primary reason for the decrease is due to the Company having a higher level of inventory at August 31, 2003 as compared to February 29, 2004.

RESULTS OF OPERATIONS

Three Months Ended February 29, 2004 and February 28, 2003

Jewett Cameron’s operations are classified into four principle industry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett Cameron Lumber Corporation, a wholly owned subsidiary of the Company, and consist primarily of home improvement products such as decking materials, fencing materials, lattice work, arbors, garden seats, green houses, dog kennels, outdoor umbrellas, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc., a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Approximately 50% of Greenwood Product’s sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   The processing and sale of agricultural seeds consists of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to Jewett Cameron Seed Company occurs during this time of year. The Company’s major distribution centers are located in North Plains, Oregon and Ogden, Utah.

For the second quarter of the current fiscal year, ended February 29, 2004, sales increased 40% to $16,859,686 compared to $11,999,598 for the same quarter of the previous year.

The principal reasons for the 40% increase in sales were primarily the result of changes, which were instigated during the previous fiscal year. These changes included the introduction of new products in the area of home improvement sales; reorganizations at Jewett Cameron Seed Company; and, higher prices of the products sold through Greenwood Products. The higher prices of the products sold through Greenwood Products is a direct result of higher raw material costs for these items. The new products introduced through Jewett Cameron Lumber Company included dog kennels; outdoor gates; mobile outdoor umbrellas; green houses; and, storage buildings. The reorganization at Jewett Cameron Seed Company consisted of some changes in staff responsibilities and a reduction in line management.

Sales of home improvement products were $2,502,341 for the second quarter, an increase of slightly over 114% compared to sales of $1,166,683 for the second quarter of last year. Management attributes this increase to the introduction of the new products as described above.

Revenues from the sales and processing of industrial products were $12,512,953 for the second quarter, an increase of 25% compared to revenues of $10,010,829 for the second quarter of last year. Management attributes this increase to higher raw material costs.

Sales of pneumatic tools and industrial clamps were $223,375 for the second quarter compared to $178,557 for the second quarter of last year, an increase of 25%. The Company hired new sales personnel since the second quarter of the last fiscal year in an effort to reverse the declining sales trend in this area, which was occurring at the time. The efforts of the newly hired sales staff continues to result in the stronger sales evidenced during the second quarter of Fiscal 2004.

Sales of processed seeds and grain were $1,621,017 for the second quarter compared to $643,529 for the second quarter of last year, an increase of slightly over 152%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.  The increase in sales, which occurred in the second quarter of Fiscal 2004 as compared to the second quarter of Fiscal 2003, was due primarily to the reorganization, which occurred within the sales organization at Jewett Cameron Seed Company.

Cost of sales accounted for 90% of sales for the second quarter compared to 85% for the second quarter of last year, an increase of 5%.  The increase was primarily attributed to lower margins for home improvement products and the higher cost of raw materials associated with the products sold through Greenwood Product.

Operating expenses accounted for 10% of sales for the second quarter compared to 13% for the second quarter of last year, a decrease of 3%.  The decrease was primarily due the decrease in wages and employee benefits resulting from the reorganization changes described earlier. General and administrative expenses for the Company were $766,231 for the second quarter, which was an increase from $428,180 for the second quarter of the last fiscal year.  The primary reason for the increase of $338,051 was costs related to the higher level of sales for the current quarter.

Income tax expense for the quarter was a refund in the amount of $29,300 in comparison to ($65,200) for the second quarter of last year.  The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net loss for the quarter was ($43,840) which represents a 159% decrease over the second quarter of the last fiscal year when net income was $73,635.  The decrease in net income was due primarily to the lower margins in the area of home improvement products and the lower margins in the products sold through Greenwood Products resulting from the higher cost of raw materials associated with those products.

The loss per share was ($0.03) for the second quarter of Fiscal 2004 compared to earnings per share of $0.05 for the second quarter of Fiscal 2003.

Six Months Ended February 29, 2004 and February 28, 2003

For the first six months of the current fiscal year ended February 29, 2004, sales increased 27% to $32,365,737 compared to $25,499,518 for the same period of the previous fiscal year.

The principal reasons for the 27% increase in overall sales was primarily the result of the changes which were instigated during the prior fiscal year as described in the discussion relating to the results of operations for the three month period ended February 29, 2004 and February 28, 2003.

Sales of home improvement products were $4,894,952 for the first six months of Fiscal 2004, an increase of slightly over 100% compared to sales of $2,447,441 for the first six months of Fiscal 2003. As stated earlier, management attributes the increase in the sales of home improvement products to the additions of the new product line as described earlier.

Revenues from the sales and processing of industrial products were $23,970,907 for the first six months of the current year, an increase/decrease of 13% compared to revenues of $21,277,405 for the first six months of last year. Management attributes this increase to the changes in the staff organization implemented at Greenwood Products as described above.

Sales of pneumatic tools and industrial clamps were $475,323 for the period as compared to $426,025 for the same period of last year, an increase of about 12%. As was the case for the second quarter of Fiscal 2004 as compared to the second quarter of Fiscal 2003, the efforts of the newly hired sales staff resulted in the stronger sales evidenced during this period as compared to the prior like period.

Seed processing services and sales was $3,024,555 for the first six months of the current fiscal year compared to $1,348,647 for the first six months of the last fiscal year, an increase of 124%.  As stated earlier, the increase in sales, which occurred in the first six months of the current fiscal year as compared to the first six months of Fiscal 2003, was due primarily to organizational changes, which were implemented within Jewett-Cameron Seed Company. These changes consisted of the termination of some staff members and some reassignment of duties for the remaining staff.

Cost of sales accounted for 89% of sales for the six months of the current year compared to 84% for the six month period of the last year, an increase of 5%.  The increase was attributed to the higher prices associated with the products sold through Greenwood Products and the lower margins associated with the products sold through Jewett Cameron Lumber Company.

Operating expenses (including the categories of “general and administrative”,  “depreciation and amortization” and “wages and employee benefits”) accounted for 10% of sales for the six-month period of the current year compared to 14% for the six-month period of the last year, a decrease of 4%.  The decrease was due to the Company’s restructuring of some of its staff functions and a reduction in expenses as described below.

Operating expenses (including the categories of “general and administrative”, “depreciation and amortization” and “wages and employee benefits”) for the Company were $3,530,659 for the first six months of Fiscal 2004 as compared to $3,534,106 for the first six months of the prior fiscal year.

Income tax expense for the six-month period of the current year was $14,700 in comparison to $127,200 for the six month period of last year.  The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 29, 2004 was $51,095, which represents a 73% decrease over the six months ended February 28, 2003 when net income was $187,183.  The decrease in net income was due primarily to lower profit margins in the area of home improvement products and the higher costs associated with the products sold Greenwood Products.

Earnings per share were $0.03 for the first six months of Fiscal 2004 compared to $0.12 for the first six months of Fiscal 2003, a decrease of 75%.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2004 the Company had working capital of $4,908,445, which represented a decrease of $2,462,110 as compared to the working capital position of $7,370,555 as of August 31, 2003.  The primary reason for the decrease in working capital was an increase in bank indebtedness and accounts payable in the amount of $1,942,086 and the reclassification of Notes Payable of $2,149,292 to Current Liabilities for the six-month period ended February 29, 2004.  The increase in indebtedness was a result of the higher level of borrowing required to support the higher level of sales. During the first six months of Fiscal 2004, cash and cash equivalents increased by $549,978; accounts receivable, net of allowance increased by $1,788,751 due to the higher level of sales; and, prepaid expenses increased by $42,355. Inventory decreased by $736,325 and a note receivable decreased by $14,691.

Accounts receivable and inventory represented 90% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on February 29, 2004 of $7,051,941 and an outstanding balance as of August 31, 2003 of $6,007,088.

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

Shareholders could experience significant dilution:

The Company is authorized to issue up to 10,000,000 shares of preferred stock, without par value per share.  As of the date of this report, no shares of preferred stock have been issued.  The Company’s preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of directors may fix and determine from time to time.  Any such preferences may operate to the detriment of the rights of the holders of the common stock and would cause dilution to these shareholders.

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

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 29, 2004.  However, the Company is exposed to interest rate risk.

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

Part II – OTHER INFORMATION

Item 1.

 Legal Proceedings

---No Disclosure Required---

Item 2.

 Changes in Securities and Use of Proceeds

---No Disclosure Required---

Item 3.

 Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.

 Submission of Matters to a Vote of Securities Holders

1. The Company conducted an Annual Meeting on January 16, 2004. The matters voted upon, together with the results of voting were as follows:

The following persons were elected to fill the vacancies on the Board of Directors to serve until the year 2005 Annual Meeting of the Shareholders and until their successors shall be duly elected:

Director	Shares Voted in Favor	Shares Voted Against

Donald M. Boone	1,356,430	0
Jeffrey Lowe	1,356,430	0
James Schjelderup	1,356,430	0
Stephanie Rink	1,355,530	900

To appoint Davidson and Company as auditors and to authorize the Directors to fix the remuneration.

Shares Voted in Favor	Shares Voted Against

1,354,930	1,500

Item 5.  Other Information

---No Disclosure Required---

Item 6.  Exhibits and Reports on Form 8-K

Date Filed or Furnished	Item Number	Description

Feb. 24, 2004	Item 5.

The Company announced that the Toronto Stock Exchange had accepted the Company’s notice of intent to make a normal course issuer bid to purchase up to 59,515 of its common shares representing 10% of the public float of the stock as of February 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: April 14, 2004

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  April 14, 2004                                    /s/  Michael C. Nasser

                                                                        Michael C. Nasser, Corporate Secretary