Form 10-Q
period 2004-05-31
JEWETT CAMERON TRADING CO LTD
filed 2004-07-20
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 31, 2004.  Common Stock, no par value

1,465,858 Shares

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at May 31, 2004 and August 31, 2003

Consolidated Statements of Operations for the Three Month Periods Ended May 31, 2004 and May 31, 2003 and the Nine Month Periods Ended May 31, 2004 and May 31, 2003

Consolidated Statements of Cash Flows for the Three Month Periods Ended May 31, 2004 and May 31, 2003 and the Nine Month Periods Ended May 31, 2004 and May 31, 2003

Notes to the Consolidated Financial Statements

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications

Exhibits - - 99.1 and 99.2 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

`

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2004

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	May 31, 2004	August 31, 2003
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalents	$ 420,036	$ 236,871
Accounts receivable, net of allowance of $Nil (August 31, 2003 - $Nil)	7,400,735	6,060,615
Income taxes receivable	-	529,025
Inventory (Note 3)	8,783,426	8,660,472
Prepaid expenses	228,790	201,214
Note receivable (Note 4)	127,208	142,449

Total current assets	16,960,195	15,830,646

Property, plant and equipment (Note 5)	2,850,762	2,586,279

Deferred income taxes (Note 6)	95,700	95,700

Total assets	$ 19,906,657	$ 18,512,625

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

		May 31, 2004	August 31, 2003
		(Unaudited)	(Audited)

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 5,586,682	$ 6,007,088
Accounts payable and accrued liabilities		4,152,763	2,453,003
Notes payable (Note 8)		1,899,292	-

Total current liabilities Notes payable (Note 8)		11,638,737 -	8,460,091 2,261,955

Total liabilities		11,638,737	10,722,046

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	common shares, without par value
10,000,000	preferred shares, without par value
Issued
1,465,858	common shares (August 31, 2003 - 1,459,858)	1,802,265	1,775,791
Additional paid-in capital		583,211	583,211
Retained earnings		5,882,444	5,431,577

Total stockholders' equity		8,267,920	7,790,579

Total liabilities and stockholders' equity		$ 19,906,657	$ 18,512,625

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month Period Ended May 31, 2004	Three Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2003

SALES	$ 20,191,769	$ 14,998,178	$ 52,557,506	$ 40,497,696

COST OF SALES	17,478,125	12,855,622	46,062,071	34,405,165

GROSS PROFIT	2,713,644	2,142,556	6,495,435	6,092,531

OPERATING EXPENSES
General and administrative	612,253	442,211	1,961,792	1,407,858
Depreciation	85,592	83,183	254,217	241,684
Wages and employee benefits	1,298,909	1,188,164	3,296,273	3,598,122

	(1,996,754)	(1,713,558)	(5,512,282)	(5,247,664)

Income from operations	716,890	428,998	983,153	844,867

OTHER ITEMS
Interest and other income	38,016	1,400	38,466	1,590
Interest expense	(100,964)	(109,574)	(286,752)	(211,250)

	(62,948)	(108,174)	(248,286)	(209,660)

Income before income taxes	653,942	320,824	734,867	635,207

Income tax (expense) recovery	(269,300)	(105,101)	(284,000)	(232,301)

Net income for the period	$ 384,642	$ 215,723	$ 450,867	$ 402,906

Basic net income per common share	$ 0.26	$ 0.15	$ 0.31	$ 0.28

Diluted net income per common share	$ 0.25	$ 0.14	$ 0.30	$ 0.27

Weighted average number of common shares outstanding
Basic	1,465,858	1,461,298	1,463,154	1,455,304
Diluted	1,527,927	1,508,841	1,527,345	1,506,151

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Nine Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 450,867	$ 402,906
Items not involving an outlay of cash:
Depreciation and amortization	254,217	241,684
Deferred income taxes	-	(4,100)
Stock based compensation expense recovery	-	(19,376)
Bad debt recovery	-	(208,620)

Changes in non-cash working capital items:
Increase in accounts receivable	(1,340,120)	(14,565)
Decrease in income taxes receivable	529,025	-
Increase in inventory	(122,954)	(2,297,347)
Increase in prepaid expenses	(27,576)	(169,014)
Decrease in note receivable	15,241	-
Increase (decrease) in accounts payable and accrued liabilities	1,699,760	(2,690,487)

Net cash provided (used) by operating activities	1,458,460	(4,758,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	(420,406)	4,499,214
Issuance of capital stock for cash	26,474	164,889
Repayment of notes payable	(362,663)	-
Treasury shares acquired	-	(55,199)

Net cash provided by financing activities	(756,595)	4,608,904

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(518,700)	(83,324)

Net cash used in investing activities	(518,700)	(83,324)

Change in cash and cash equivalents	183,165	(233,339)

Cash and cash equivalents, beginning of period	236,871	469,991

Cash and cash equivalents, end of period	$ 420,036	$ 236,652

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America, which are not materially different from generally accepted accounting principles utilized in Canada.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2003.  The results of operations for the period ended May 31, 2004 are not necessarily indicative of the results to be expected for the year ending August 31, 2004.

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

May 31, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At May 31, 2004, cash and cash equivalents consisted of cash held at financial institutions.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Net income per share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted net income per common share takes into consideration common shares outstanding (computed under basic net income per share) and potentially dilutive common shares.

The net income per share data for the period ended May 31, 2004 is summarized as follows:

	Three Month Period Ended May 31, 2004	Three Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2003

Basic net income per share weighted
average number of common shares shares outstanding	1,465,858	1,461,298	1,463,154	1,455,304
Effect of dilutive securities
Stock options(1)	64,191	47,543	62,064	50,847

Diluted net income per share
weighted average number of common
shares outstanding	1,530,049	1,508,841	1,525,218	1,506,151

(1)Restated for the 3:2 stock split (Note 9).

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

May 31, 2004

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net income per share would have been reduced to the following pro-forma amounts:

	Three Month Period Ended May 31, 2004	Three Month Period Ended May 31, 2003	Nine Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2003

Net income
As reported	$ 384,642	$ 215,723	$ 450,867	$ 402,906

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-	-	-

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	(8,512)	-	(19,376)

Pro forma	$ 384,642	$ 207,211	$ 450,867	$ 383,530

Basic net income per share
As reported	$ 0.26	$ 0.15	$ 0.31	$ 0.28

Pro forma	$ 0.26	$ 0.14	$ 0.31	$ 0.26

Diluted net income per share
As reported	$ 0.25	$ 0.14	$ 0.30	$ 0.27

Pro forma	$ 0.25	$ 0.14	$ 0.30	$ 0.25

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

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

Accounts receivable / Income taxes receivable / Note receivable

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

The estimated fair values of the Company's financial instruments are as follows:

	May 31, 2004		August 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 420,036	$ 420,036	$ 236,871	$ 236,871
Accounts receivable	7,400,735	7,400,735	6,060,615	6,060,615
Income taxes receivable	-	-	529,025	529,025
Note receivable	127,208	127,208	142,449	142,449
Bank indebtedness	5,586,682	5,586,682	6,007,088	6,007,088
Accounts payable and accrued liabilities	4,152,763	4,152,763	2,453,003	2,453,003
Notes payable	1,899,292	1,899,292	2,261,955	2,261,955

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

3.

INVENTORY

	May 31, 2004	August 31, 2003

Home improvement and wood products	$ 8,101,482	$ 7,508,841
Air tools and industrial clamps	279,751	347,506
Agricultural seed products	402,193	804,125

	$ 8,783,426	$ 8,660,472

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood Forest Products, Inc. during the year ended August 31, 2003 in exchange for a note payable which is included in the notes payable balance as of  May 31, 2004.

5.

PROPERTY, PLANT AND EQUIPMENT

	May 31, 2004	August 31, 2003

Office equipment	$ 561,843	$ 528,994
Warehouse equipment	1,154,991	685,940
Buildings	2,104,842	2,088,042
Land	851,568	851,568

	4,673,244	4,154,544
Accumulated depreciation	(1,822,482)	(1,568,265)

Net book value	$ 2,850,762	$ 2,586,279

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

May 31, 2004

6.

DEFERRED INCOME TAXES

Deferred income taxes of $95,700 (August 31, 2003 - $95,700) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

7.

BANK INDEBTEDNESS

	May 31, 2004	August 31, 2003

Demand loan	$ 5,586,682	$ 6,007,088

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.

8.

NOTES PAYABLE

	May 31, 2004	August 31, 2003

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter.	$ 1,499,292	$ 1,749,291

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due September 15, 2004 or on demand thereafter.	400,000	512,664

	$ 1,899,292	$ 2,261,955

The notes are due to the former shareholders of Greenwood Forest Products, Inc. for the inventory purchases completed during the year ended August 31, 2003.  The amounts were converted from trade payable to notes payable during the year ended August 31, 2003.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

During the period ended May 31, 2004, the Company issued 6,000 shares, pursuant to exercise of stock options for cash proceeds of $26,474.

On February 28, 2003, the Company implemented a 3:2 stock split on its common shares.  At that date, the number of common shares outstanding increased from 1,025,605 common shares to 1,538,408 common shares.  All share and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

Treasury stock

Treasury stock is recorded at cost.  During the periods ended May 31, 2004 and May 31, 2003, the Company repurchased Nil and 5,400 (8,100 post 3:2 stock split) shares, respectively, at an aggregate cost of $Nil and $47,704, respectively.

10.

STOCK OPTIONS

The Company has a stock option program under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange, the Ontario Securities Commission and the British Columbia Securities Commission.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

10.

STOCK OPTIONS (cont’d…)

At May 31, 2004, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares (Post 3:2 stock split)	Exercise Price (Post 3:2 stock split)	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan:

	Number of Shares (Post 3:2 stock split)	Weighted Average Exercise Price (Post 3:2 stock split)

Outstanding at August 31, 2003	123,000	Cdn$ 3.25
Exercised	(6,000)	Cdn$ 5.70
Expired	(12,000)	Cdn$ 5.40
Outstanding at May 31, 2004	105,000	Cdn$ 2.83

Following is a summary of the status of options outstanding at May 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Remaining Contractual Life (in Years)	Exercise Price	Number	Exercise Price

Cdn$2.83	105,000	2.18	Cdn$ 2.83	105,000	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period           with an initial estimated value of $7,000,000 from Greenwood Forest Products Inc.  During fiscal 2003 the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at May 31, 2004 and August 31, 2003.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any   potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in 2005. For the periods ended May 31, 2004 and May 31, 2003, rental expense was $136,382 and $135,609 respectively.

Future minimum annual lease payments are as follows:

2004	$ 56,900
2005	14,300

c)

At May 31, 2004, the Company had an un-utilized line-of-credit of approximately $ 2,400,000 (Note 7).

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

12.

SEGMENTED INFORMATION (cont'd…)

Following is a summary of segmented information for the periods ended May 31, 2004 and May 31, 2003:

	May 31, 2004	May 31, 2003

Sales to unaffiliated customers:
Lumber and building materials	$ 9,902,883	$ 5,032,048
Industrial tools	748,815	668,414
Industrial wood products	38,050,898	33,113,434
Seed processing and sales	3,854,910	1,683,800

	$ 52,557,506	$ 40,497,696

Net Income (loss) from operations:
Lumber and building materials	$ (143,658)	$ (114,138)
Industrial tools	49,439	62,795
Industrial wood products	1,157,323	867,444
Seed processing and sales	(63,111)	41,950
General corporate	(16,840)	(13,184)

	$ 983,153	$ 844,867

Identifiable assets:
Lumber and building materials	$ 7,094,810	$ 7,328,499
Industrial tools	112,021	110,013
Industrial wood products	11,522,799	11,207,605
Seed processing and sales	1,083,437	937,580
General corporate	93,590	9,490

	$ 19,906,657	$ 19,593,187

Depreciation and amortization:
Lumber and building materials	$ 197,008	$ 190,629
Industrial wood products	57,209	51,055

	$ 254,217	$ 241,684

Capital expenditures:
Lumber and building materials	$ 459,712	$ 25,552
Seed processing and sales	30,118	14,210
Industrial wood products	28,870	45,390

	$ 518,700	$ 85,152

Interest expense:
Industrial wood products	286,752	211,250

	$ 286,752	$ 211,250

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

May 31, 2004

12.

SEGMENTED INFORMATION (cont'd…)

For the nine month periods ended May 31, 2004 and May 31, 2003, the Company made sales of $6,314,020 (2003 - $4,316,412) to  a customer of the building materials segment which were in excess of 10% of total sales for the nine month period.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At May 31, 2004 and August 31, 2003, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended May 31, 2004, the Company had two suppliers totalling $6,480,563 and $3,741,428 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.  For the period ended May 31, 2003, there were two suppliers totalling $8,906,336 that accounted for purchases greater than 10% of total purchases.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine month Period ended May 31, 2004	Nine month Period ended May 31, 2003

Cash paid during the period for:
Interest	$ 286,752	$ 211,250
Income taxes	$ -	$ -

There were no significant non-cash transactions for the nine month periods ended May 31, 2004.  Significant non-cash transaction for the nine month period ended May 31, 2003 consisted of the Company acquiring inventory and issuing  a note payable in the amount of $2,889,560.

Item 2.

 Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2004 and August 31, 2003 and its results of operations and its cash flows for the three-month periods ended May 31, 2004 and May 31, 2003 and for the nine-month periods ended May 31, 2004 and May 31, 2003 in accordance with US GAAP.  Operating results for the three-month period ended May 31, 2004 and the nine-month period ended May 31, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2004.

The Company’s number of days in receivables was approximately 38 days as at May 31, 2004 and at August 31, 2003 the number of days in receivables was 40.  Overall, in the past year, the number of days in receivables has decreased due to the fact that the Company’s product mix has changed resulting in shorter receivable periods.

The Company’s number of days in inventory was approximately 46 as at May 31, 2004 in comparison to approximately 57 days as at August 31, 2003.  The primary reason for the decrease is due to the Company having a higher level of inventory at August 31, 2003 as compared to May 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2004 and May 31, 2003

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

For the third quarter of the current fiscal year, ended May 31, 2004, sales increased 34% to $20,191,769 compared to $14,998,178 for the same quarter of the previous year.

The principal reasons for the 34% increase in sales were primarily the result of changes, which were instigated during the previous fiscal year. These changes included the introduction of new products in the area of home improvement sales; reorganizations at Jewett Cameron Seed Company; and, higher prices of the products sold through Greenwood Products. The higher prices of the products sold through Greenwood Products is a direct result of higher raw material costs for these items. The new products introduced through Jewett Cameron Lumber Company included dog kennels; outdoor gates; mobile outdoor umbrellas; green houses; and, storage buildings. The reorganization at Jewett Cameron Seed Company consisted of some changes in staff responsibilities and a reduction in line management.

Sales of home improvement products were $5,007,931 for the third quarter, an increase of slightly over 106% compared to sales of $2,584,607 for the third quarter of last year. Management attributes this increase to the introduction of the new products as described above.

Revenues from the sales and processing of industrial products were $14,079,991 for the third quarter, an increase of 19% compared to revenues of $11,836,029 for the third quarter of last year. Management attributes this increase to higher raw material costs.

Sales of pneumatic tools and industrial clamps were $273,492 for the third quarter compared to $242,389 for the third quarter of last year, an increase of 13%. The Company hired new sales personnel since the last fiscal year in an effort to reverse the declining sales trend in this area, which was occurring at the time. The efforts of the newly hired sales staff continues to result in the stronger sales evidenced during the third quarter of Fiscal 2004.

Sales of processed seeds and grain were $830,355 for the third quarter compared to $335,153 for the third quarter of last year, an increase of slightly over 147%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.  The increase in sales, which occurred in the third quarter of Fiscal 2004 as compared to the third quarter of Fiscal 2003, was due primarily to the reorganization which occurred within the sales organization at Jewett Cameron Seed Company.

Cost of sales accounted for 87% of sales for the third quarter compared to 86% for the third quarter of last year, an increase of 1%.  The slight increase was primarily attributed to lower margins for home improvement products and seed processing.

Operating expenses accounted for 10% of sales for the third quarter compared to 11% for the second quarter of last year, a decrease of 1%.  The decrease was primarily due the decrease in wages and employee benefits resulting from the reorganization changes described earlier. General and administrative expenses for the Company were $612,253 for the third quarter, which was an increase from $442,211 for the third quarter of the last fiscal year.  The primary reason for the increase of $170,042 was costs related to the higher level of sales for the current quarter.

Income tax expense for the quarter was $269,300 in comparison to $105,101 for the third quarter of last year.  The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net income for the quarter was $384,642 which represents a 78% increase over the third quarter of the last fiscal year when net income was $215,723.  The increase in net income was due primarily to higher sales and slightly higher profit margins in the industrial wood products segment. .

The diluted net income per share was $0.25 for the third quarter of Fiscal 2004 compared to diluted net income per share of $0.14 for the third quarter of Fiscal 2003.

Nine Months Ended May 31, 2004 and May 31, 2003

For the first nine months of the current fiscal year ended May 31, 2004, sales increased 29% to $52,557,506 compared to $40,497,696 for the same period of the previous fiscal year.

The principal reasons for the 29% increase in overall sales was primarily the result of the changes which were instigated during the prior fiscal year as described in the discussion relating to the results of operations for the three-month period ended May 31, 2004 and May 31, 2003.

Sales of home improvement products were $9,902,883 for the first nine months of Fiscal 2004, an increase of slightly over 96% compared to sales of $5,032,048 for the first nine months of Fiscal 2003. As stated earlier, management attributes the increase in the sales of home improvement products to the additions of the new product line as described earlier.

Revenues from the sales and processing of industrial products were $38,050,898 for the first nine months of the current year, an increase of 15% compared to revenues of $33,113,434 for the first nine months of last year. Management attributes this increase to higher raw material costs as described earlier.

Sales of pneumatic tools and industrial clamps were $748,815 for the period as compared to $668,414 for the same period of last year, an increase of about 12%. As was the case for the third quarter of Fiscal 2004 as compared to the third quarter of Fiscal 2003, the efforts of the newly hired sales staff resulted in the stronger sales evidenced during this period as compared to the prior like period.

Seed processing services and sales were $3,854,910 for the first nine months of the current fiscal year compared to $1,683,800 for the first nine months of the last fiscal year, an increase of 129%.  As stated earlier, the increase in sales, which occurred in the first nine months of the current fiscal year as compared to the first nine months of Fiscal 2003, was due primarily to organizational changes, which were implemented within Jewett-Cameron Seed Company. These changes consisted of the termination of some staff members and some reassignment of duties for the remaining staff.

Cost of sales accounted for 88% of sales for the nine months of the current year compared to 85% for the nine-month period of the last year, an increase of 3%.  The increase was attributed to lower margins associated with the products sold through Jewett Cameron Lumber Company and Jewett Cameron Seed Company.

Operating expenses (including the categories of “general and administrative”, “depreciation and amortization” and “wages and employee benefits”) for the Company were $5,512,282 for the first nine months of Fiscal 2004 as compared to $5,247,664 for the first nine months of the prior fiscal year.  These expenses accounted for 10% of sales for the nine-month period of the current year compared to 13% for the nine-month period of the last year, a decrease of 3%.  The decrease was due to the Company’s restructuring of some of its staff functions and a reduction in expenses as described below.

Income tax expense for the nine-month period of the current year was $284,000 in comparison to $232,301 for the nine-month period of last year.  The Company estimates income tax expense for each quarter based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2004 was $450,867, which represents a 12% increase over the nine months ended May 31, 2003 when net income was $402,906.  The increase in net income was due primarily to higher sales and slightly higher profit margins with products sold within the Company’s industrial wood products segment..

Diluted earnings per share were $0.30 for the first nine months of Fiscal 2004 compared to $0.27 for the first nine months of Fiscal 2003, an increase of 11%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004 the Company had working capital of $5,321,458, which represented an decrease of $2,049,097 as compared to the working capital position of $7,370,555 as of August 31, 2003.  The primary reason for the decrease in working capital was an increase in bank indebtedness and accounts payable in the amount of $1,279,354 and the reclassification of Notes Payable of $1,899,292 to Current Liabilities for the nine-month period ended May 31, 2004.  The increase in indebtedness was a result of the higher level of borrowing required to support the higher level of sales. During the first nine months of Fiscal 2004, cash and cash equivalents increased by $183,165; accounts receivable, net of allowance increased by $1,340,120 due to the higher level of sales; and, prepaid expenses increased by $27,576. Inventory increased by $122,954 and a note receivable decreased by $15,241.

Accounts receivable and inventory represented 95% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on May 31, 2004 of $5,586,682 and an outstanding balance as of August 31, 2003 of $6,007,088.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2004.  However, the Company is exposed to interest rate risk.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: July 16, 2004

            /s/ Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  July 16, 2004                                      /s/ Michael C. Nasser

                                                                        Michael C. Nasser, Corporate Secretary