Form 10-K
period 2004-08-31
JEWETT CAMERON TRADING CO LTD
filed 2004-12-02
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934

FISCAL YEAR ENDED AUGUST 31, 2004

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ________

Commission File Number: 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.

(Name of small business issuer in its charter)

_________British Columbia, Canada_______ (State or Incorporation or Organization)	_________N/A_________ (IRS Employer ID No.)

32275 NW Hillcrest, North Plains, Oregon, USA  97133

(Address of principal executive offices)

Issuer’s Telephone Number, 503-647-0110

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                              [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                           [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:                November 15, 2004 = $2,511,470

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 15, 2004:                            1,465,859

Index to Exhibits on Page 38

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2004

INTRODUCTION

Jewett-Cameron Trading Company Ltd. is organized under the laws of British Columbia, Canada.  In this Annual Report, the “Company”, “Registrant”, “we”, “our” and “us” refer to Jewett-Cameron Trading Company Ltd. and its subsidiaries (unless the context otherwise requires).  We refer you to the actual corporate documents for more complete information than may be contained in this Annual Report.  Our principal corporate offices are located at 32275 NW Hillcrest Street, North Plains, Oregon, USA  97133.  Our telephone number is 503-647-0110.  Our website is: www.jewettcameron.com.

We file reports and other information with the Securities and Exchange Commission located at 450 Fifth Street N.W., Washington, D.C. 20549; you may obtain copies of our filings with the SEC by accessing their website located at www.sec.gov.  Further, we also files reports under Canadian regulatory requirements on SEDAR; you may access our reports filed on SEDAR by accessing their website at www.sedar.com.

BUSINESS OF JEWETT-CAMERON TRADING COMPANY LTD.

The Company’s operations are classified into four principal industry segments:

a) the processing/sale of industrial products to OEM’s;

b) the sale of lumber/building materials to home improvement centers;

c) the processing and sale of agricultural seeds; and

d) the sale of pneumatic air tools and industrial clamps.

Sales have been approximately $71 million, $55 million, and $44 million during Fiscal 2004/2003/2002, respectively.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations/assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

These factors include, but are not limited to, the fact that the Company is in a highly-competitive businesses and is seeking additional financing to expand its business, which factors are set forth in more detail elsewhere in this Annual Report, including in the sections ITEM #1, “Narrative Description of Business”, ITEM #1, “Risk Factors”, ITEM #7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

PART I

ITEM 1.  BUSINESS

Introduction

Jewett-Cameron Trading Company Ltd. (hereinafter is also referred to as the “Company” and/or the “Registrant”) has four principal reportable segments, all in the United States: the processing/sale of industrial products to original equipment manufacturers; the sale of lumber/building materials to home improvement centers; the processing/sale of agricultural seeds/grains; and the sale of pneumatic air tools and industrial clamps

The Company's principal office is located at:

 32275 NW Hillcrest Street, North Plains, Oregon, USA  97133

 Telephone: 503-647-0110

 Facsimile: 503-647-2272

 Website: www.jewettcameron.com

 E-mail: don@jewettcameron.com

The contact person is Donald M. Boone, President/CEO/Treasurer and Director.

The Company’s authorized capital includes 20,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of 8/31/2004 and 11/15/2004, there were 1,465,859 common shares outstanding.

The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are listed on the OTC Bulletin Board in the United States with the symbol “JCTCF”.

The Company's fiscal year ends on the last day of August.

General Development of Business

Incorporation

The Company was incorporated in British Columbia, Canada, on 7/8/87, as a holding company for Jewett-Cameron Lumber Company (“JCLC”).

Subsidiaries

Jewett-Cameron Lumber Company (100%-owned)

Incorporated in Oregon, USA, in September 1953

Acquired on 7/13/1987

  a.  MSI-PRO Co. (100%-owned)

      Incorporated in Oregon, USA, in April 1996

  b.  Jewett-Cameron Seed Company (100%-owned)

      Incorporated in Oregon, USA, in October 2000

  c.  Greenwood Products Inc. (100%-owned)

      Incorporated in Oregon, USA, in February 2002

Corporate Development

Incorporated in 1953, JCLC operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remain active in the company:

 Donald Boone, the President/CEO/Treasurer/Director of the Company; and

 Michael Nasser, the Corporate Secretary of the Company.

In July 1987, the Company acquired JCLC (not an arms-length transaction).

In early 1986, prior to JCLC being acquired by the Company, JCLC acquired Material Supply International (“Material Supply”).  Material Supply was engaged in the importation and distribution of pneumatic air tools and industrial clamps.  The product line was re-branded as “MSI-PRO” and MSI-PRO Co. was incorporated to carry-on the business of Material Supply.

In October 2000, Jewett-Cameron Seed Company (“JCSC”) was incorporated in anticipation of JCLC acquiring the business/certain assets of a firm called Agrobiotech Inc.  JCSC operates as a seed/grain processing, storage, and brokerage business in the acquired facility.

In February 2002, Greenwood Products Inc. (“GPI”) was incorporated in anticipation of JCLC acquiring the business/certain assets of Greenwood Forest Products Inc.  GPI is involved the processing/distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

Narrative Description of Business

The Company’s operations are classified into four principle industry segments:

a) the processing/sale of industrial products to OEM’s;

b) the sale of lumber/building materials to home improvement centers;

c) the processing and sale of agricultural seeds; and

d) the sale of pneumatic air tools and industrial clamps.

		Sales
Product Line	FY 2004	FY 2003	FY 2002
Industrial wood products	$52,724,000	$44,195,963	$25,561,520
Lumber and building materials	$12,764,651	$7,063,507	$14,671,877
Seed processing and sales	$4,846,341	$3,230,151	$2,615,183
Industrial tools/clamps	$1,000,135 $71,335,127	878,966 $55,368,587	776,545 $43,625,125

	Operating Profits
Product Line	FY 2004	FY 2003	FY 2002
Industrial wood products	$1,668,685	$730,781	$625,937
Lumber and building materials	(581,070)	(124,928)	427,496
Seed processing and sales	91,741	46,114	249,526
Industrial tools/clamps	89,941	103,362	89,043
General corporate	(50,123) $1,219,174	(16,003) $739,326	(49,986) $1,342,016

Major Customers	Fiscal Years Ended August 31st
	2004	2003	2002	2001	2000
U.S. Marine	13%	11%	7%	n/a	n/a
Home Depot Inc.	6%	5%	21%	30%	21%
Menards	5%	2%	0%	0%	0%
Broyhill Furniture	4%	3%	0%	n/a	n/a
Crown Line Boats	3%	3%	2%	n/a	n/a
Lowes Companies	2%	2%	5%	8%	15%
Fred Meyer Inc.	1%	2%	7%	40%	36%
HomeBase Inc.	0%	0%	1%	3%	13%

The top ten customers are responsible for 39% (FY2003 = 49%) of total sales.

Industrial Wood Products

Greenwood Products Inc. (“GPI”)

Th is business i nvolves the processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers , primarily in the transportation and recreational boating industries in the United States.  Approximately half of GPI’s sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months.  The value -added-nature of our wood components are that they will not rust, rot or sustain a flame.   They also reduce sound and have a high degree of structural strength per pound.   GPI also processes and distributes industrial work and specialty buildings ..

Lumber and Buillding Materials

Jewett-Cameron Lumber Company (“JCLC”)

JCLC operates out of facilities located in North Plains, Oregon, and Ogden, Utah.  We compete in the following business segments: warehouse distribution and direct sales of building materials to home improvement centers which are located primarily on the West Coast from California to Alaska and the Rocky Mountain region; the export of finished building materials to customers who are located primarily in Central and South America; and we sell specialty wood products for both government and industrial use.

We have concentrated on building a customer base in the residential repair and remodeling segment of the home improvement industry.  Management believes this is a growth market fueled by professional re-modelers and do-it-yourself homeowners.  We believe that this market is less sensitive to downturns in the U.S. economy than is the market for new home construction.

JCLC products are seldom unique and with few exceptions are available from multiple suppliers.  We compete by offering increased customer service, including bar coding of all products, shrink wrapping of all individual orders, and, just-in-time-delivery to most customers.

Our “wood” current products in this area include: fencing; residential decking; lattices; garden timbers; gates; arbors; pine shelving and furring; dimension lumber; plywood and oriented-strand-board; fire-retardant dimension lumber/plywood; and dowels.

Non-wood items include kennels, greenhouses, portable storage buildings, outdoor searing, metal gates and metal fencing.

Our distribution center and headquarters office facility in North Plains, Oregon gives us the ability to provide a broad range of products and services to our customer base located between Northern California and Alaska.

We also own a distribution complex in Ogden, Utah.  This facility services customers in the Rocky Mountain Region including the states of Utah, Colorado, Wyoming, Montana, Idaho, and northern Nevada.

Inventories are maintained at both of these facilities and are shipped from them to home improvement center customers.  During the season’s peak, some products is also shipped directly from the producing mill to the customer.

Traditionally, we receive commitments from a number of large home improvement chains in the late fall/early winter to supply products to them at a fixed price for a specified period of time; i.e., for three months of firm pricing once the season begins.  The home improvement business is seasonal, with most of our sales in this industry occurring between February and August.

We begin buying inventory for the next home improvement season in late fall each year.  Consequently, an inventory buildup occurs until the heavy selling season begins in February.  Our inventories continue to remain high for a few months and then gradually decline to seasonal low levels at the end of the summer.

The home improvement center industry is highly competitive.  Many of our primary competitors are much better financed and have more sophisticated national distribution networks than we do.  Our competitors include: Georgia-Pacific; Weyerhaeuser; Boise Cascade; and OREPAC Building Products.  These competitors, particularly Georgia Pacific, Weyerhaeuser, and Boise Cascade, have product lines that are substantially broader than ours, and therefore reference to their annual sales includes many more product lines than those sold by us.  In recent year, the large home improvement retailers have concentrated their purchases towards these larger, more-national competitors, to the Company’s detriment.

Backlog orders are not a factor in our business.  We only process orders on an as-needed basis.

No material portions of our business are subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

We have no patents, trademarks, licenses, franchises, or concessions relating to any of our products and as a result they are not factors in our business.

Seed Processing and Sales

Jewett-Cameron Seed Company (“JCSC”)

J CSC brings raw, unmarketable seeds to its facility and processes them so that they become marketable products .  Processing means removing imperfect, lightweight, hollow seeds that cannot germinate normally, as well as removing field impurities, weeds, and noxious weed seed.  J CSC also bags, palletizes, shrink - wraps, stores , and subsequently ships the product.  J CSC performs the foregoing services for growers and/or for themselves in the case where JSCS buys the “ raw product ” and subsequently sells to third parties.  The business is concentrated in the US Northwest where harvest months are June through September; consequently, a greater portion of the revenues attributable to JCSC occur during this time of year.

Industrial Tools/Clamps

MSI-PRO Co.

This business operates from the same facilities as JCLC, importing and distributing both pneumatic air tools and industrial clamps.  We sell these products throughout the United States and Canada to distributors and original equipment manufacturer customers.  These sales are made through a network of agents and representatives, each of whom is an independent contractor representing between 10-to-15 other manufacturers who sell to similar customers but are not selling competing lines.  Through MSI-PRO Co. we have agents and representatives that cover major industry groupings including industrial suppliers, automotive suppliers, and woodworking suppliers.

The pneumatic air tools, manufactured and sold under the name MSI-PRO, are of a light industrial application and are moderately priced.  The line of industrial jig and fixture clamps are high quality and moderately priced and covers a wide variety of potential customers.

The market for pneumatic air tools is very competitive.  In this industry, we face competition from better-financed companies with more sophisticated sales forces and more sophisticated distribution networks.  The U.S. market for pneumatic air tools is currently approximately $1 billion in annual sales, of which 60% are manufactured in the United States and 40% are imported.  The best-known US manufactured lines are Chicago Pneumatic and Ingersoll-Rand, which rank #1 and #2 in overall size in the industry; a smaller line, Sioux, is also manufactured in the United States.  The two largest imported lines today are Florida Pneumatic and Astro Tools; others include Sunnex, Ames, and Eagle.  Our sales in this industry represent a very small fraction of the market.

The U.S. sales volume in industrial clamps is approximately $400 million annually.  There are fewer competitive lines available and we expect to gain a larger share of the market in industrial clamps than in pneumatic air tools.

Our current market strategy that allows us to compete in the pneumatic air tool and industrial clamp markets includes brand name and company recognition, moderate-to-low price, and continued development of a manufacturer representative organization that covers all of the major users of the tools.

Our products have been manufactured for us by several suppliers in Taiwan and South Korea.  More than one supplier is able to manufacture all of our products.

Sales of pneumatic air tools and industrial clamps are not seasonal.

MSI-PRO Co. is a registered trademark in the United States and Canada.

Risk Factors

Investors should carefully consider the following risk factors and all other information contained in this Annual Report.  There is a great deal of risk involved.  Any of the following risks could affect our business, its financial condition, its potential profits or losses, and could result in you losing your entire investment if our business became insolvent.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, also may result in decreased revenues, increased expenses or other events which could result in a decline in the price of our common stock.

a.  We may decide to acquire assets or enter into business combinations, which could be paid for, either wholly or partially with our common stock and if we decide to do this our current shareholders would experience dilution in their percentage of ownership.

b.  Our bylaws give our Board of Directors the right to enter into any contract without the approval by our shareholders.  Therefore, our Executive Officers could decide to make an investment (buy shares, loan money, etc.) without shareholder approval.  If we acquire an asset or enter into a business combination, this could include exchanging a large amount of our common stock, which could dilute the ownership interest of present stockholders.

c.  Future stock distributions could be structured in such a way as to be diluting to our current shareholders.

d.  If we raise additional funds by selling more of our stock, the new stock may have rights, preferences or privileges senior to those of the rights of our existing stock.  If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders.  The result of this would be a lessening of each present stockholder’s relative percentage interest in our company.  This condition is often referred to as “dilution”.

e.  We could experience a decrease in the demand for our products resulting in lower sales volumes, which would give us less capital with which to operate.

f.  In the past we have experienced decreasing annual sales in the areas of home-improvement products (sold through JCLC) and industrial tools.  The reasons for this can be generally attributed to: increased competition; worldwide economic conditions, specifically those pertaining to lumber prices; demand for industrial tools; and consumer interest rates.  If economic conditions continue to worsen or if consumer preferences change, we could experience a significant decrease in profitability.

g.  Production time and the overall cost of our products could increase resulting in lower profit margins for our products if any of our primary suppliers are lost or if any of them increased their prices of raw materials.

h.  Our manufacturing operation, which includes cutting lumber to specific sizes and shapes, depends upon obtaining adequate supplies of lumber on a timely basis.  If these supplies of lumber were not received on a timely basis, we could experience lower profit margins and possibly lose sales of these products.

i.  Our shareholders could experience significant dilution if we issue our authorized preferred shares.

j.  Future stock distributions could cause a change of control to new investor(s).

k.  We are currently working on a large common share offering; this could result in a substantial proportion of the voting power being transferred to new investor(s).  The result would be that the new shareholder(s) could control our company and persons unknown could replace current management.

l.  Our top ten customers represent 39% of our business.  If these customers were lost and could not be replaced, we would experience a significant decrease in sales and would have to cut back our operations.

m.  We could experience delays in the delivery of our products to our customers causing us to lose business.

n.   We purchase our products from other vendors and a delay in shipment from these vendors to us could cause significant delays in our delivery to our customers.  This could result in a decrease in sales orders to us and we would experience a loss in profitability.

o.  We could lose our bank credit agreement and this could result in our not being able to pay our creditors.  We have a line of credit with U.S. Bank in the amount of $8 million.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

p.  The Company’s common shares currently trade within the OTC Bulletin Board system in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock is 500 shares in the United States and significantly less in Canada.  With this limited trading volume investors could find it difficult to purchase or sell our common stock.

q.  We are a Canadian company.  Some of our directors and officers live outside the United States, and all or a substantial portion of their assets and our assets are or may be located outside the United States.  Therefore, it will be difficult for you to serve us or our directors with a lawsuit in the United States.  You probably cannot recover any money if you get a judgment, including judgments based on violations of U.S. federal securities laws.  Further, you cannot sue us or our non-U.S. Directors in Canada for violation of U.S. federal securities laws since those laws do not have force of law in Canada.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32775 NW Hillcrest Street, North Plains, Oregon  97133.  The Company purchased the five acres of land for $350,000 in January 1995 and finished construction for $850,000 of the 40,000 square foot facility (6,000 sq.ft. of office space, 10,000 sq.ft. of manufacturing space, and 24,000 sq.ft. of warehouse space) in October 1995.  The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base from northern California to Alaska.  There are currently twenty-eight people employed here.  The Company considers the facility adequate for current needs.

In July 1994, the Company purchased, for $295,000, a distribution complex in Utah.  This 30-acre, 28,500 sq.ft. facility is used to service the Company’s customer base in the Rocky Mountain region.   It is located at 9501 West 900 South, Ogden, Utah.  There are currently one-full time employee and part-employees as needed seasonally.  The Company considers the facility adequate for current needs.

In October 2000, the Company purchased all of the assets, including land, buildings and equipment of Agrobiotech Inc. for $1,530,762.  Jewett-Cameron Seed Company, incorporated to operate this business, functions out of this facility.  This facility consists of: thirteen plus acres of land; 105,000 square feet of buildings; rolling stock; and, equipment.  It is currently used exclusively for seed processing, seed storage and seed brokerage.  It is located at 31345 N.W. Beach Road, Hillsboro, Oregon.  There are currently sixteen people employed here; during the summer the number doubles.  The Company considers the facility adequate for current needs.

Effective 3/1/2002, the Company purchased the business and certain assets (including inventory) of Greenwood Forest Products Inc.  Furniture/equipment and a license were recorded at $261,000 and the Company agreed to purchase approximately $7 million in inventory over the next two years.  Greenwood Products Inc., incorporated to operate this business, functions out of a 8,000 sq.ft. leased facility.  The lease ends February 2005 and the Company pays a $14,000 monthly lease payment.  It is located at 15895 S.W. 72nd Avenue, Suite 200, Tigard, Oregon.  There are currently twenty-two people employed here.  The Company began occupying this facility in February 2002 and considers the facility adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS

During Fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a fifteen-month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Inc.  During the year ended 8/31/2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at 8/31/2004.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made.

The Company knows of no other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,

         RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the NASDAQ Small-Cap Market in the United States.  The trading symbol for our common stock is “JCTCF” and the CUSIP number for our common stock is 47733C-20-7.  Our common stock began trading on NASDAQ in April 1996.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the NASDAQ Small-Cap Market for the Company's common shares for: the last five fiscal years, the last eight fiscal quarters, and the last six months.  Prices are adjusted for a three-for-two stock split which was reflected in trading effective 2/27/2003.

Table No. 1

NASDAQ Small-Cap

Common Shares Trading Activity

_____________________________________________________________________________

_____________________________________________________________________________

Period Ended	Volume	High	Low	US Dollars Closing
Monthly
10/31/2004	4,300	$6.03	$5.00	$6.03
9/30/2004	3,300	6.08	5.28	5.81
8/31/2004	11,900	6.20	4.80	5.99
7/31/2004	15,000	6.20	4.60	5.95
6/30/2004	34,400	4.88	4.70	4.73
5/31/2004	4,000	5.18	4.88	4.88

Quarterly
8/31/2004	61,300	$6.20	$4.60	$5.99
5/31/2004	50,500	6.08	4.30	4.88
2/29/2004	27,400	5.20	4.10	4.35
11/30/2003	45,700	5.39	4.59	4.90

8/31/2003	61,900	$5.50	$5.20	$5.26
5/31/2003	26,400	5.80	4.96	5.35
2/28/2003	69,450	5.66	5.01	5.65
11/30/2002	153,900	5.85	5.20	5.37

Yearly
8/31/2004	184,900	$6.20	$4.10	$5.99
8/31/2003	311,650	$5.80	$4.96	$5.26
8/31/2002	167,250	$6.49	$4.20	$5.89
8/31/2001	150,150	$4.46	$3.00	$4.20
8/31/2000	251,100	$3.67	$2.67	$3.67

_____________________________________________________________________________

_____________________________________________________________________________

The Company’s common shares also trade on the Toronto Stock Exchange in Canada, under the trading symbol (“JCT”).  The common stock commenced public trading on the Toronto Stock Exchange in February 1994, following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the Toronto Stock Exchange for the Company's common shares for: the last five fiscal years, the last eight fiscal quarters, and the last six months.  Prices are adjusted for a three-for-two stock split which was reflected in trading effective 2/27/2003.

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Share Prices Expressed in Canadian Dollars)

______________________________________________________________________________

______________________________________________________________________________

	Canadian Dollars
Period Ended	Volume	High	Low	Closing
Monthly
10/31/2004	1,900	$7.25	$6.36	$7.25
9/30/2004	700	7.45	7.20	7.25
8/31/2004	600	8.00	7.00	7.45
7/31/2004	4,700	8.00	7.12	8.00
6/30/2004	nil	7.12	7.12	7.12
5/31/2004	nil	7.12	7.12	7.12

Quarterly
8/31/2004	4,700	$8.00	$7.12	$8.00
5/31/2004	6,200	8.00	5.77	7.12
2/29/2004	5,200	6.91	5.77	5.77
11/30/2003	3,600	7.30	6.85	6.89

8/31/2003	3,300	$7.78	$7.20	$7.29
5/31/2003	7,200	8.68	7.35	7.35
2/28/2003	25,350	8.79	7.55	8.68
11/30/2002	14,100	9.13	8.41	8.41

Yearly
8/31/2004	19,700	$8.00	$5.77	$8.00
8/31/2003	49,950	$9.13	$7.20	$7.29
8/31/2002	77,550	$9.67	$6.67	$9.13
8/31/2001	81,450	$6.67	$5.00	$6.67
8/31/2000	166,050	$5.33	$4.30	$5.13

______________________________________________________________________________

______________________________________________________________________________

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Compushare Investor Services Inc. (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On 8/31/2004, the shareholders' list for the Company's common shares showed 26 registered shareholders and 1,465,859 common shares outstanding.  Three of these shareholders were Canadian residents, holding 9,650 shares representing about 6% of the issued and outstanding common shares; 22 of these shareholders were U.S. residents, holding 1,455,909 shares representing about 94% of the issued and outstanding common shares; and one of these shareholders were residents of other countries, holding 300 shares representing less than 1% of the issued and outstanding common shares.

The Company has researched the indirect holding by depository institutions and the indirect holdings of other financial institutions and estimates that there are 300 "holders of record" and beneficial owners of its common stock.

Dividends

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain earnings for use in its operations and expansion of its business.  There are no restrictions that limit the ability of the Company to pay dividends on common equity or that are likely to do so in the future.

Recent Sales of Unregistered Securities;

Use of Proceeds from Registered Securities

On 10/24/2002, the Company issued 19,290 common shares (post split) for a private placement for cash proceeds of $106,100.  The Company relied on the exemptions from registration under Regulation S for the private placement of securities to only Canadian residents.  The proceeds were used for working capital.

Effective 12/31/2003, the Company issued 6,000 common shares pursuant to the exercise of 6,000 stock options for cash proceeds of $26,473.  The Company relied on the exemptions from registration under Regulation S for the private placement of securities to only Canadian residents.  The proceeds were used for working capital.

During Fiscal 2004/2003/2002, the Company issued nil, 7,083, and nil shares pursuant to its funding of the ESOP.  The Company relied on the exemption under Regulation 4.2.

Purchases of equity securities by the issuer and affiliated purchasers

The Company has traditionally purchased its common stock in the open market (“normal course issuer bid”) with the intent of subsequently canceling the shares.  Canadian regulations limit such purchases to 10% of the public float as of the date of Toronto Stock Exchange approval.  During Fiscal 2004/2003/2002, respectively, nil, 11,500 (post-split) and 36,300 (post-split) common shares were re-purchased; cost was $nil, $66,359 and $175,059, respectively.

On 2/17/2004, the Toronto Stock Exchange accepted a notice of intention from the Company to make a normal course issuer bid to purchase up to 59,515 of its common shares.  The amount represents 10% of the public float the common shares issued/outstanding as of 2/17/2004.  Purchases will be made on the open market through the facilities of the Toronto Stock Exchange.  Purchases pursuant to the bid may begin 2/19/2004 and the authorization expires no later than 2/18/2005.  Through 11/15/2004, no common shares had been acquired under the normal course bid.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in Table No. 3 for the Company for Fiscal 2004/2003/2002 Ended August 31st was derived from the financial statements of the Company that have been audited by Davidson & Company, Chartered Accountants, as indicated in their auditor’s report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2001/2000 are derived from the Company's audited Fiscal 2001/2000 financial statements, not included herein.

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report, including ITEM #7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Effective 2/27/2003, the Company completed a three-for-two stock split.  All references to number of shares and to per-share data reflect post-split basis unless otherwise indicated.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3

Selected Financial Data

($ in 000, except per share data)

_______________________________________________________________________________

_______________________________________________________________________________

	Year Ended 8/31/2004	Year Ended 8/31/2003	Year Ended 8/31/2002	Year Ended 8/31/2001	Year Ended 8/31/2000
Sales Revenue	$71335	$55369	$43625	$22113	$24494
Gross Profit	$8240	$7708	$7118	$4232	$3866
Net Income	$567	$294	$837	$712	$609
Basic Earnings per share	$0.39	$0.20	$0.56	$0.48	$0.40
Diluted Earnings per share	$0.37	$0.19	$0.53	$0.46	$0.39
Dividends Per Share	$0.00	$0.00	$0.00	$0.00	$0.00

Basic Wtg Avg. Shares (000)	1464	1468	1503	1483	1532
Diluted Wtg Avg. Shares (000)	1526	1537	1579	1535	1581
Period-end Shares O/S	1466	1460	1508	1611	1611

Working Capital	$5547	$7371	$4384	$3666	$4609
Long-Term Debt	$ 0	2262	0	0	0
Capital Stock	$1802	1776	1706	1795	1795
Shareholders’ Equity	$8384	7791	7417	6694	6150
Total Assets	$19926	18513	14402	7677	6937

__________________________________________________________________________________

__________________________________________________________________________________

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

        RESULTS OF OPERATION

The Company’s operations are classified into four principle industry segments: a) the sale of lumber/building materials to home improvement centers;

b) the processing/sale of industrial products to OEM’s;

c) the sale of pneumatic air tools and industrial clamps; and

d) the processing and sale of agricultural seeds.

Quarterly Results

	Fiscal 2004 Ended 8/31/2004				Fiscal 2003 Ended 8/31/2003____
Revenue	$18,778	$20,192	$16,860	$15,506	$14,871	$14,998	$12,000	$13,500
Gross Profits	1,745	2,714	1,647	2,135	1,615	2,143	1,764	2,186
Net Income	116	385	(44)	95	(110)	216	74	114
Basic EPS (1)	$0.09	$0.25	($0.03)	$0.07	($0.11)	$0.15	$0.05	$0.08

(1) Adjusted for February 2003 3-for-2 stock split.

RESULTS OF OPERATIONS

Fiscal 2004 Ended August 31, 2004 versus Fiscal 2003

Sales increased 29% to $71.4 million during Fiscal 2004 as compared to $55.4 million in Fiscal 2003.  The increase in sales was across the board, with particular strong growth at Greenwood Products Inc. and the turn-around of business at Jewett-Cameron Lumber Company.

Gross profit for Fiscal 2004 only increased 7% to $8,240,362, despite the 29% increase in sales because of a 32% increase in cost of goods sold.  Shifting product mix and higher costs led to the increased costs.  As a percent of revenue,  cost of goods sold has risen consistently for the last four years: Fiscal 2004 = 88%; Fiscal 2003 = 86%, Fiscal 2002 84%, and Fiscal 2001 = 81%.

Operating expenses were substantially unchanged at $7.0 million in Fiscal 2004 and Fiscal 2003.  General/Administrative expenses increased 40% ($714,158) during Fiscal 2004; Depreciation/Amortization increased 6% ($19,810); and Wages/Employee Benefits decreased 14% ($681,741).

General and administrative expenses as a percent of revenue rose to 3.5% after several years of decline: Fiscal 2003 = 3.2%; Fiscal 2002 = 3.4%; and Fiscal 2001 = 5.1%.  Management attributes higher professional fees (accounting/legal/etc.) related to the Greenwood Products Inc. acquisition, the proposed stock offering, and corporate changes for the increase in G&A expenses.  Lower Wages/Employee Benefits are materially attributable to efforts at all divisions to control costs, with the shifting product mix at Jewett-Cameron Lumber Company resulting in less labor-intensive operations.

Interest expense increased 13% Fiscal 2004 to $391,246.  The primary reason for the increase was the higher level of borrowing resulting from the increased level of inventory required to support the elevated sales level of Fiscal 2004.

Net Income increased to $567,140 in Fiscal 2004 from $294,144 in Fiscal 2003.  Basic Earnings Per Share were $0.39 for Fiscal 2004 compared to $0.20 for last year; Diluted Earnings Per Share were $0.37 in Fiscal 2004 compared to $0.19 for last year.

Industrial Wood Products (Greenwood Products Inc.)

This division’s sales increased 19% to $52.7 million in Fiscal 2004 (FY2003 = $44.2 million).  Revenue was enhanced by strong sales to the boat building and transportation industries (bus, subway, specialized truck carriers, etc.).  Before the end of the fiscal year, the Company had broadened its supplier contacts.  The Company, once again, is able to obtain fixed-price supply agreements and fixed price sales agreements on a forward three-month basis; reversing this year’s situation mid-year when suppliers’ price increase were outside such agreements.  Also, reduced inventory costs resulting from the end of the purchasing of inventory pursuant to the acquisition agreement.  Divisional profitability more than doubled $1,668,685 for Fiscal 2004 (FY2003 = $730,781).  Divisional profitability was 32% of revenue (FY2003 = 17% and FY2002 = 24%).

Lumber and Building Materials (Jewett-Cameron Lumber Company)

This division’s sales rebounded in response to new products introduced in mid-2003, reversing the declines in recent years.  Divisional profitability was weak because restructuring costs associated with the manufacturing facility and the new product lines; turning into a “manufacturer” rather than a distributor.

Revenue:                   Divisional Income:

FY2004: $12.8 million              ($581,070)

FY2003: $ 7.1 million              ($124,928)

FY2002: $14.7 million               $427,496

Management attributes the revenue improvement to the successful introduction of new “non-wood” products, including kennels, greenhouses, portable storage buildings, outdoor searing, metal gates and metal fencing.  Such products represented nearly three-fourths of sales, versus less than 10% in FY2002.  This broader product line allowed the Company to utilize its strong marketing contacts at the big-box home improvement retailers and to gain entry into a more diversified mix of retailers.  In recent years, in an attempt to strengthen their profitability, the big-box retailers (Lowe’s, Home Depot, Fred Meyer, etc.) have decreased inventory purchases from “middlemen” like the Company in favor of “manufacturers”, such as Georgia-Pacific and Weyerhaeuser.  The Company “manufacturers” these new products, through supply contracts in Asia, and is again a favored supplier to these potentially large customers, buoyed by its strong customer service capabilities.

Seed Processing and Sales (Jewett-Cameron Seed Company)

Sales grew 50% this year and profitability nearly doubled.  Management attributes this growth to successfully marketing efforts and a new price structure for product/services.

Revenue:                   Divisional Income:

FY2004: $4.8 million       $ 91,741

FY2003: $3.2 million       $ 46,114

FY2002: $2.6 million       $249,526

Seed inventory levels fell materially because a change from “holding” inventory for sale to collecting “storage fees” for future sale.

Industrial Tools

Sales grew 13% to $1,000,135 and profits fell 13% to $89,941.  Management attributes the decline in profitability to personnel changes and wholesale pricing differences, and corporate re-structuring.

Revenue:                   Divisional Income:

FY2004: $1,000,135         $ 89,941

FY2003: $  878,966         $103,362

FY2002: $  776,545         $ 89,043

Fiscal 2003 Ended August 31, 2003 versus Fiscal 2002

Sales increased 27% to $55.4 million during Fiscal 2003 as compared to $43.6 million in Fiscal 2002.  The increase in sales predominately was due to the full-year contribution of the business of Greenwood Products Inc., acquired in February 2002 ($44.2 million vs. $25.6 million).  Jewett-Cameron Seed Company also contributed with a 23.5% increase in sales.  Jewett-Cameron Lumber Company’s sales of lumber/building materials continued to decline precipitously: $7.1 million vs. $14.7 million.  Management’s focus on shifting product mix away from traditional lumber/building materials continues and has been the reason for increased sales in recent years.

We continued to experience a decrease in sales in the area of lumber and building materials that management believes is due to recessionary conditions in the economy causing customers to scale back their purchases of these discretionary items.  The loss of revenue from these products has been offset by the sales increases in our other business segments; however, we believe that once consumer confidence strengthens, lumber and building material sales will again trend upward.  We have also introduced new products for retailers, which, in the past, concentrated on more expensive items.

Gross profit for Fiscal 2003 only increased 8% to $7,708,287, despite the 27% increase in sales because of a 31% increase in cost of goods sold.  Shifting product mix and higher costs led to the increased costs.  As a percent of revenue, Cost of goods sold has risen modestly: Fiscal 2003 (86%), Fiscal 2002 (84%), and Fiscal 2001 (81%).

Operating expenses increased 21% to $7.0 million in Fiscal 2003 as compared to $5.8 million in Fiscal 2002.   The $1.2 million increase in operating expense was Fiscal 2003 was due materially to the first full year of operations for Greenwood Products Inc.

General/Administrative expenses increased 21% ($307,528) during Fiscal 2003; Depreciation/Amortization increased 16% ($46,021); and Wages/Employee Benefits increased 21% ($839,067).

General and administrative expenses as a percent of revenue continued to decline for Fiscal 2003 (3.2%), Fiscal 2002 (3.4%), and Fiscal 2001 (5.1%).  Management attributes improved efficiency at Jewett-Cameron Seed Company and the full-year operations of Greenwood Products Inc.  The increased Wages/Employee Benefits is materially attributable to staff associated with Greenwood Products Inc.

General/Administrative expenses began to decrease during the second half of Fiscal 2003, resulting from successful restructuring of the activities at Greenwood Products Inc. during the first half of the year.  This restructuring included reductions in salaries resulting from the elimination of some clerical positions and wage cuts resulting from the sales decreases.

Interest expense increased over six-fold during Fiscal 2003 to $346,030.  The primary reason for the increase was the higher level of borrowing resulting from the increased level of inventory required to support the elevated sales level of Fiscal 2003.

Net Income decreased to $294,144 in Fiscal 2003 from $837,024 in Fiscal 2002.  Basic Earnings Per Share were $0.20 for Fiscal 2003 compared to $0.56 for last year; Diluted Earnings Per Share were $0.19 in Fiscal 2003 compared to $0.53 for last year.

Industrial Wood Products (Greenwood Products Inc.)

This largest division’s sales increased 73% to $44.2 million in Fiscal 2003 (FY2002 = $25.6 million), reflecting the first full year of operations after the February 2002 acquisition of this business.  Divisional profitability only increased 17% to $730,781 for Fiscal 2003 (FY2002 = $625,937) because increased raw material costs that could not be passed on to customers.

Lumber and Building Materials (Jewett-Cameron Lumber Company)

This division’s sales have decreased in each of the last three fiscal years:

Divisional profitability has fallen with the decreased sales:

Revenue:                   Divisional Income:

FY2003: $ 7.1 million              ($124,928)

FY2002: $14.7 million               $427,496

FY2001: $19.4 million               $840,993

FY2000: $23.4 million             $1,059,929

FY1999: $28.0 million             $1,175,936

Management attributes this chronic decline to economic conditions, internal procedures at major customers that discouraged purchasing product from the Company, and increased concentration among retailers of the Company’s products (Lowe’s, Home Depot, Fred Meyer, etc.) where these firms have increasingly shifted their purchasing toward larger, better-financed suppliers that have a more national marketing capability.  The Company has broadened its product line and introduced newer less-expensive products and, in the latter part of Fiscal 2003, sales began to increase.

Seed Processing and Sales (Jewett-Cameron Seed Company)

Fiscal 2003 was the third year of operations for Jewett-Cameron Seed Company.  The spike in profitability in Fiscal 2002 results inter-company transfers.

Revenue:                   Divisional Income:

FY2003: $3.2 million       $ 46,114

FY2002: $2.6 million       $249,526

FY2001: $1.8 million       $ 35,894

Industrial Tools

The Fiscal 1997 renaming of the industrial tools under the “MSI-PRO” label has continued to provide a better product identity and a more efficient use of marketing dollars.  Management’s re-organization of this business segment, including the hiring of a new sales manager two years ago, has resulted in the increased sales and profitability.

Revenue:                   Divisional Income:

FY2003: $878,966                    $103,362

FY2002: $776,545                    $ 89,043

FY2001: $919,169                   ($ 23,981)

Fiscal 2002 ended August 31, 2002 versus Fiscal 2001

Sales increased 97% to $43.6 million during Fiscal 2002 as compared to $22.1 million in Fiscal 2001.  The big news was the February 2002 acquisition of the business/assets of Greenwood Forest Products Inc.  Sales of industrial wood products through Greenwood Products Inc., the subsidiary incorporated to carry out the business was $25.6 million (59% of Company total).  This acquisition was necessary to offset the long-term decline in sales/profitability of lumber/building materials through Jewett-Cameron Lumber Company.

Gross profit for Fiscal 2002 only increased 68% to $7,118,361 despite the near doubling of sales, because of a 204% increase in cost of goods sold.  The addition of Greenwood Products Inc to the product mix was the primary factor in the increased costs.  As a percent of revenue, Cost of goods sold has risen modestly: Fiscal 2002 (84%), Fiscal 2001 (81%), and Fiscal 2000 (84%).

Operating expenses increased 65% to $5.8 million in Fiscal 2002 as compared to $3.5 million in Fiscal 2001.   The $2.3 million increase in operating expense was Fiscal 2002 was due materially to the half-year of operations for Greenwood Products Inc.

General/Administrative expenses increased 31% ($352,973) during Fiscal 2002; Depreciation/Amortization increased 30% ($67,032); and Wages/Employee Benefits increased 88% ($1,869,295).

General and administrative expenses as a percent of revenue continued to decline for Fiscal 2002 (3.4%), Fiscal 2001 (5.1%), and Fiscal 2000 (3.4%).  Management attributes improved efficiency at Jewett-Cameron Seed Company and the operations of Greenwood Products Inc.  The increased Wages/Employee Benefits is materially attributable to staff associated with Greenwood Products Inc.

Interest expense decreased by over half during Fiscal 2002 to $53,587.  The primary reason for the decrease were lower interest rates and reduced borrowing resulting from decreased level of inventory.

Net Income increased to $837,024 in Fiscal 2002 from $712,196 in Fiscal 2001.  Basic Earnings Per Share were $0.56 for Fiscal 2002 compared to $0.48 for last year; Diluted Earnings Per Share were $0.53 in Fiscal 2002 compared to $0.46 for last year.

Industrial Wood Products (Greenwood Products Inc.)

This recently acquired division’s sales increased were $25.6 million.  Divisional profitability was $625,937.

Lumber and Building Materials (Jewett-Cameron Lumber Company)

This division’s sales have decreased in each of the last three fiscal years.  Management attributes this chronic decline to increased competition from larger, better-financed suppliers that have a more national marketing capability and slow economic conditions.  This division’s income (loss) has fallen dramatically with the decreased sales.

Seed Processing and Sales (Jewett-Cameron Seed Company)

Fiscal 2002 was the second year of operations for Jewett-Cameron Seed Company.  Management attributes increased sales and profitability to a new marketing campaign, which includes regular communication with the growers of seed, and to an increased efficiency of operations enabled by improvements resulting from capital expenditures that began during Fiscal 2001.

Industrial Tools

Sales continued to decline, for the second year, due to slow economic conditions and increased competition; profitability re-bounded in Fiscal 2002.  A new sales manager was hired in Summer 2002.

LIQUIDITY AND CAPITAL RESOURCES

Pending $3.5 Million Underwriting

The Company has filed a preliminary prospectus with the US Securities & Exchange Commission regarding the offering of 500,000 common shares at $7.00 per share.  This offering is self-underwritten on a best-efforts basis.   The Company has not established a minimum amount of proceeds that it must receive in the offering before any proceeds may be accepted.  Management anticipates beginning the offering in December 2004 with completion in early 2005.

The Company is under no legal or business requirement to take these actions.  Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, we have adequate working capital to meet our needs in the foreseeable future.

Rather, management is undertaking this for strategic purposes.  Management anticipates using the proceeds of the offering to pay down corporate indebtedness, including notes payable.  Management believes that the Company does not need to retire its long-term debt to continue to grow at its current rate.  By retiring this debt, the Company will have the option to purchase other businesses in its industry, thus allowing the Company to accelerate its growth rate.

The Company’s bank debt was $6,200,000 at 11/1/2004.  The actual interest rate on this debt, as of 11/1/2004, was 4.75% and it floats at prime.  This is a renewable line of credit with U.S. Bank and the loan is up for renewal on 1/31/2005.

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At 8/31/2004 and 8/31/2003, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Critical Accounting Policies

Management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On a regular basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

During the year ended 8/31/2004, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to existing accounting policies.  Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003.  The consolidation requirements applying to all other types of entities is required in financial statements for periods ending after March 15, 2004.

The adoption of this new pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Fiscal 2004 Ended August 31, 2004

Working capital was $5.5 million at 8/31/2004, down from $7,4 million last year.  Major working capital changes during Fiscal 2003 were:

 increased inventory at $10,070,201 (up $1,409,720);

 increased accounts payable/accrued liabilities of $3,392,947 (up $939,944);

 shift of notes payable from long-term debt to current liability.

These changes primarily resulted from increased operations.

The Company’s two notes payable were paid down by $362,664.  The $1.9 million notes payable bear interest at US prime rate plus 2% and are due March 2005 (extended from November 2004) or on demand thereafter.  Management anticipates repaying these notes during FY2005, perhaps with the proposed proceeds from the planned equity offering.

The daily cash needs of the Company are met throughout the year through the bank line-of-credit of Jewett-Cameron Lumber Company (“JCLC”) and from the daily operations associated with the normal course of business.  The bank line-of-credit along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

Cash flows from Fiscal 2004 Operating Activities totaled $642,130, including the $567,140 Net Income.  Material adjustments included $352,933 of amortization/depreciation; gain on sale of property/plant/equipment of ($10,667), deferred income taxes $50,000; and a net change in non-cash working capital items of ($317,276).

Cash Flows from Fiscal 2004 Investing Activities totaled ($494,793), consisting predominately of the purchase of property, plant and equipment.  Such capital investment related to JCLC facility remodeling to enable production of new products.

Cash Flows Used by 2004 Financing Activities totaled ($93,275) including proceeds from bank indebtedness in the amount of $242,464; proceeds from the sale of capital stock in the amount of $26,474 (exercise of stock options); and the aforementioned repayment of notes payable of ($362,663).

Fiscal 2003 Ended August 31, 2003

Working capital was $7,370,555 at 8/31/2003 compared with $4,383,531 at 8/31/2002.  Major working capital changes during Fiscal 2003 were:

 increased inventory of $3,963,689;

 increased bank indebtedness of $3,041,449;

 decreased accounts payable/accrued liabilities of $1,565,757.

These changes primarily resulted from the addition of the operations of Greenwood Products Inc. in February 2002.

The bank indebtedness is a $8.0 million line of credit of which $6.0 was drawn down at 8/31/2003.  The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.

Also related to the Greenwood Forest Products Inc. acquisition are the two Notes Payable to the former shareholders of Greenwood Forest Products Inc. for the inventory purchased during Fiscal 2003.  The Notes Payable bear interest at US Prime Rate plus 2% and are due 9/15/2004 or on demand thereafter.

Significant non-cash transactions during Fiscal 2003 included:

a.  Acquisition of $2.1 million of inventory and a note receivable of $142,449 financed by issued notes payable in the amount of $2.3 million.

b.  The Company cancelled 78,550 treasury shares.  The difference between the original cost and purchase cost of $228,082 was applied against retained earnings at a premium relating to cancellation of share capital.

The Company leases office premises pursuant to an operating lease that expires in February 2005.  For the years ended 8/31/2003 and 8/31/2002, rental expense was $180,812 and $86,440, respectively.  Future minimum annual lease payments are as follows: FY2004 = $171,600 and FY2005 = $14,300.

The daily cash needs of the Company are met throughout the year through the bank line-of-credit of Jewett-Cameron Lumber Company (“JCLC”) and from the daily operations associated with the normal course of business.  The bank line-of-credit along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

Cash flows used by Fiscal 2003 Operating Activities totaled ($3,315,547), including the $294,144 Net Income.  Material adjustments included $333,123 of amortization/depreciation; deferred income taxes in the amount of $76,200; stock-based compensation recovery in the amount of ($19,376); and a net change in non-cash working capital items of ($3,999,638).

Cash Flows from Fiscal 2003 Investing Activities totaled ($57,552), consisting exclusively of the purchase of property, plant and equipment, which consisted of office furniture, computers and computer software.

Cash Flows from 2003 Financing Activities totaled $3,139,979 including proceeds from bank indebtedness in the amount of $3,041,449; proceeds from the sale of capital stock in the amount of $164,889 (private placement of 12,860 shares for $106,100 and 7,083 shares issued under the ESOP); and, treasury shares acquired by the Company in the amount of ($66,359).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of 8/31/2004.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and notes thereto as required are attached hereto and found immediately following the text of this Annual Report.  The audit report of Davidson & Company is included herein immediately preceding the audited financial statements.

Audited Financial Statements: Fiscal 2004/2003/2002

Independent Auditor’s Report, dated 10/27/2004

  Balance Sheets at 8/31/2004 and 8/31/2003

Statements of Operations

  For the years ended 8/31/2004, 8/31/2003, and 8/31/2002

Statements of Stockholders’ Equity

  For the years ended 8/31/2004, 8/31/2003, and 8/31/2002

Statements of Cash Flows

  For the years ended 8/31/2004, 8/31/2003, and 8/31/2002

Notes to Financial Statements

Independent Auditors’ Report, dated 10/27/2004

Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President/CEO/Treasurer and Corporate Secretary, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” [as defined in the Exchange Act Rule 13a-15(e)] as of the end of the period covered by this report.  Based upon that evaluation, the President/CEO/Treasurer and Corporate Secretary concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings, and that information is recorded, processed, summarized and reported as and when required.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There was no significant change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year ended 8/31/2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Nor were there any significant deficiencies or material weaknesses in the Company's internal controls requiring corrective actions.

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists, as of 11/15/2004, the names of the Directors of the Registrant.  The Directors have served in their respective capacities since their election at the 1/16/2004 Annual Meeting of Shareholders or appointment, and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Registrant.

Table No. 4

Directors

______________________________________________________________________________

______________________________________________________________________________

Name	Age	Date First Elected or Appointed

Donald M. Boone (1) (2)	64	July 1987
Jeffrey J. Lowe (1) (2)	47	February 1995
James R. Schjelderup (1) (3)	50	July 1987
Ted Sharp (1) (2)	56	September 2004

(1) Member of Audit Committee.

(2)  Resident of Oregon, USA and citizen of the United States.

(3)  Resident of British Columbia, Canada, and citizen of Canada.

______________________________________________________________________________

______________________________________________________________________________

Table No. 5 lists, as of 11/15/2004, the names of the Executive Officers and certain significant employees (none) of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.  All Executive Officers are residents/citizens of the United States and spend full-time on the affairs of the Registrant.

Table No. 5

Executive Officers

______________________________________________________________________________

______________________________________________________________________________

Name	Position	Age	Date of Board Approval

Donald M. Boone (1)	President/CEO/Treasurer	64	July 1987
Michael C. Nasser (2)	Corporate Secretary	58	July 1987

______________________________________________________________________________

______________________________________________________________________________

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer.  There are no family relationships, material arrangements or understandings between any two or more Directors or Executive Officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over thirty-eight years in sales and corporate management, including twenty-seven years affiliated with companies in the forest products industry.  In his capacity as the President/CEO of our Company during the past five years, Mr. Boone has supervised the strategic planning and business development functions of our company.  In this regard, he was responsible for our purchase of certain assets of AgriBioTech in Fall 2000 and, more recently, the purchase of the assets of Greenwood Forest Products in early 2002.  Once these acquisitions were completed, Mr. Boone oversaw the incorporation of Jewett-Cameron Seed Company and Greenwood Products into the affairs of the Company.

Jeffery J. Lowe has been a corporate, commercial and securities attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada since 1983.  Mr. Lowe is the Managing Partner with Richards Buell Sutton and has held that position during the past five years.  In this capacity he supervises all operations for this company.

Michael C. Nasser has over thirty-three years experience in sales and corporate management, including twenty-eight years affiliated with companies in the forest products industry.  He oversees the sales operations for Jewett-Cameron Lumber Company and in that capacity supervises the direct sales staff and the independent contractors who are involved in selling the product line.

James R. Schjelderup was a computer consultant in the areas of both hardware and software in Canada until two years ago when he became the sale manager of Acme Computers.  In that capacity he is responsible for the sales operation of this retail outlet.

Ted Sharp has been a Certified Public Accountant since March 1978.   He is a graduate of the University of Oregon with a Bachelor of Science Degree in Economics; he also attended Portland State University where he did post graduate studies in accounting and finance.  From 1990 to 1992, he was VP Finance/Administration for Eastern Oregon Fast Freight; from 1992 to 1998, he as a self-employed CPA through Sharp Consulting; from 1998 to 2002, he was Corporate Controller/Regional Controller/Operations Analyst for SpectraSite Communications/Cord Communications; and since 2002, he has been Corporate Controller for Cherry City Electric, a $50 million revenue per year electrical contractor.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations/other minor offenses);

3) Being subject to any order, judgment, or decree, not subsequently reversed,

   suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; and

4) Being found by a court of competent jurisdiction (in a civil action), the

   Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors has determined that Ted Sharp is the “audit committee financial expert”, as defined in Item 401(h) of Regulation S-K.  Mr. Sharp is independent as that term is used in Section 240.14a-101 under the Exchange Act.

Audit Committees

The Company has an Audit Committee, which recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company.  The Board of Directors, in light of the increased responsibilities placed on the Audit Committee during 2002 by the Sarbanes-Oxley Act and the SEC, adopted an Amended and Restated Charter in late 2002.

The Audit Committee is directly responsible for the appointment, compensation and oversight of auditors; the audit committee has in place procedures for receiving complaints and concerns about accounting and auditing matters; and has the authority and the funding to engage independent counsel and other outside advisors.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy / procedure.  The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the full Audit Committee at its next scheduled meeting.

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company for audit and permitted non-audit services are submitted to the finance and audit committee for approval prior to the beginning of any such services.

The current members of the Audit Committee include the entire Board of Directors: Donald Boone, Jeffery Lowe, James Schjelderup, and Ted Sharp.  With the exception of our President, all other current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The Audit Committee met twice times during Fiscal 2004 and has met six times during Fiscal 2005-to-date.

Compliance with Section 16(a) of the Exchange Act.

The Form 5, “Annual Statement of Changes in Beneficial Ownership of Securities”, for Fiscal 2004 Ended 8/31/2004 has not been filed, as of 11/15/2004, by the following Executive Officers/Directors:

Donald Boone; Michael Nasser; and Jeffery Lowe.

During Fiscal 2004 Ended 8/31/2004, a required Form 4, “Statement of Changes of Beneficial Ownership of Securities” was not filed, as of 11/15/2004, by the following Officers/Directors: James R. Schjelderup, Stephanie Rink, and Michael Nasser.

During Fiscal 2004 Ended 8/31/2004, a Form 4, “Statement of Changes of Beneficial Ownership of Securities” was filed late the following Director: Jeffery Lowe.

Code of Ethics

The Company has not adopted a written “code of ethics” that meets the new United States' Sarbanes-Oxley standards; the Board of Directors believes that existing Canadian standards and procedures have been adequate for its purposes.  Historically, the Company has not seen any need to adopt a written code of ethics on the basis that its corporate culture effectively deters wrongdoing and promotes honest and ethical conduct, full, fair and accurate, timely, and understandable disclosure in reports and documents, the compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code; and accountability for adherence to the code.  However, the Company is developing a written code of ethics and anticipates that such code of ethics will be implemented in Fiscal 2005.

Limitation of Liability and Indemnification

Our certificate of incorporation limits the personal liability of our board members for breaches by them of their fiduciary duties.  Our bylaws also require us to indemnify our directors and officers to the fullest extent permitted by British Columbia law. British Columbia law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for any of the following acts:

a. any breach of their duty of loyalty to us or our stockholders;

b. acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

c. unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; and

d. any transaction from which the director derived an improper personal benefit.

Such limitation of liability may not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.  In addition, British Columbia laws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether indemnification would be permitted under British Columbia law.  We currently maintain liability insurance for our directors and Executive Officers.

We intend to enter into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our certificate of incorporation and bylaws.  These agreements, among other things, will provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or Executive Officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request.  We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid/accrued for Fiscal 2004/2003/2002 for the Company’s chief executive officer, each of the Company’s each of the Company’s four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds US$100,000 per year; and any additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year.

Table No. 6

Summary Compensation Table

Executive Officers

______________________________________________________________________________________

______________________________________________________________________________________

                                                        Long-Term Compensation____

                                                           Awards          Payouts

                        Annual Compensation                  Securities

Name and                                  Other  Restricted  Underlying            All

Principal     Fiscal                     Annual       Stock    Options/    LTIP  Other

Position        Year    Salary   Bonus     Comp      Awards     SARS(#) Payouts   Comp

--------------------------------------------------------------------------------------

Donald Boone, President/Chief Executive Officer/Treasurer

                2004  $ 36,000    $nil      ---         nil        nil     nil     ---

                2003  $ 33,000    $nil      ---         nil        nil     nil     ---

                2002  $ 46,000    $nil      ---         nil        nil     nil     ---

Michael Nasser, Corporate Secretary

                2004  $177,000    $nil      ---         nil        nil     nil     ---

                2003  $177,000    $nil      ---         nil        nil     nil     ---

                2002  $177,000    $nil      ---         nil        nil     nil     ---

______________________________________________________________________________________

______________________________________________________________________________________

The Company grants stock options to Directors, Executive Officers and employees; refer to ITEM #11, “Executive Compensation, Stock Option Program”.  The Company established an Employee Stock Ownership Plan (“ESOP”) that covers all employees of the Company; refer to ITEM #11, “Executive Compensation, Employee Stock Ownership Plan”.  We have a 401K Plan; the terms of which call for us to contribute 3% of the first $100,000 of each of our employee’s income to the 401K Plan; refer to ITEM #11, “Executive Compensation, 401K Plan”.

Other than participation in our stock option plan and/or ESOP and/or 401K, no funds were set aside or accrued by us during Fiscal 2004 to provide pension, retirement or similar benefits for Directors or Executive Officers.

We have no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2004 to compensate such Executive Officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

No Executive Officer/Director received other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all Executive Officers/Directors as a group did not receive other compensation, which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Except for our stock option program, ESOP, and 401K Plan we have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers.  However, Michael C. Nasser and Donald M. Boone receive a discretionary bonus, as determined by the Board of Directors.

Stock Options

The Company may grant stock options to purchase securities to Directors and Employees on terms and conditions acceptable to the regulatory authorities in Canada, notably the Toronto Stock Exchange, the Ontario Securities Commission and British Columbia Securities Commission.  We have no formal written stock option plan.

Under our stock option program, stock options for up to 10% of the number of our issued and outstanding common shares may be granted from time to time, provided that stock options in favor of any one individual may not exceed 5% of our issued and outstanding common shares.  No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each stock option is exercisable during the lifetime of the optionee only by such optionee.

The exercise price of all stock options granted under the stock option program must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant, and the maximum term of each stock option may not exceed ten years and are determined in accordance with Toronto Stock Exchange (“TSE”) guidelines.

During Fiscal 2004 Ended 8/31/2004, no stock options or SARs (stock appreciation rights) were granted to Executive Officers, Directors and/or employees/consultants.

Table No. 7 gives certain information concerning stock option exercises during Fiscal 2004 Ended 8/31/2004 by our Executive Officers and Directors (none).  It also gives information concerning stock option values.

Table No. 7

Aggregated Stock Options Exercises in Fiscal 2004 Ended 8/31/2004

Fiscal Yearend Unexercised Stock Options / Stock Option Values

Executive Officers/Directors/Employees/Consultants

______________________________________________________________________________

______________________________________________________________________________

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Fiscal Yearend Exercisable/ Unexercisable	Value of Unexercised In-The Money Options at Fiscal Yearend Exercisable/ Unexercisable

Donald Boone	nil	$nil	$2,500/nil	CDN $242,550/nil
Michael Nasser	nil	$nil	$2,500/nil	CDN $242,550/nil
Jeffrey Lowe	6,000	$7,260	nil/nil	nil/nil

______________________________________________________________________________

______________________________________________________________________________

Table No. 8 gives certain information concerning stock option re-pricings during the last ten fiscal years by our Executive Officers and Directors.  The Company has no compensation committee; 0n 12/31/2001, the entire Board of Directors re-priced 18,000 stock options granted to the independent directors to the then current market price (CDN$5.70 from CDN$3.11) and extended the expiration date (12/31/2003 from 4/30/2003) because concern that the options would have expired unexercised otherwise.

Table No. 8

Ten-Year Option/SAR Re-pricings

______________________________________________________________________________

______________________________________________________________________________

Securities Underlying Options/SAR Repriced or Amended Name	Date	Market Prices of Stock at Time of Repricing or Amendment	Exercise Price at Time of Repricing or Amendment	New Exercise Price	Length of Original Option Term Remaining at Date of Repricing or Amendment

Jeffrey Lowe	12/31/2001	CDN$5.70	CDN$3.11	CDN$5.70	1.3 years
Stephanie Rink	12/31/2001	CDN$5.70	CDN$3.11	CDN$5.70	1.3 years
James Schjelderup	12/31/2001	CDN$5.70	CDN$3.11	CDN$5.70	1.3 years

______________________________________________________________________________

______________________________________________________________________________

The names of the Directors/Senior Management of the Company to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 9 as of 11/15/2004, as well as the total number of options outstanding.

Table No. 9

Stock Options Outstanding

______________________________________________________________________________

______________________________________________________________________________

Name	Number of Shares of Common Stock	CDN$ Exer. Price	Grant Date	Expir’n Date

Donald Boon	52,000	$2.83	8/6/96	8/6/06
Michael Nasser	52,500	$2.83	8/6/96	8/6/06
Total Officers/Directors	105,000
Total Employees/Consultants	nil
Total Officers/Directors/Employees	105,000

______________________________________________________________________________

______________________________________________________________________________

401K Plan

The Company has a 401K Plan, the terms of which call for us to contribute 3% of the first $100,000 of each of our employee’s income to the Plan.  The Company’s aggregate contribution to the 401K Plan was $68,142, $69,754 and $75,035 for Fiscal 2004/2003/2002, respectively.  The contributions for the Donald Boone were $1,080, $990, and $1,080 for Fiscal 2004/2003/2002, respectively; the contributions for the Michael Nasser were $3,000, $3,000, and $3,000 for Fiscal 2004/2003/2002, respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense equal to the market price of the shares acquired on the open market.  ESOP compensation expense was  $143,220, $143,050 and $155,051 for Fiscal 2004/2003/2002, respectively.  The ESOP shares allocated as of 8/31/2004 and 8/31/2003 were 272,089, 245,375 and 221,561, respectively.  The contributions for the Donald Boone were $2,919, $1,980, and $2,778 for Fiscal 2004/2003/2002, respectively; the contributions for the Michael Nasser were $8,109, $6,000, and $7,716 for Fiscal 2004/2003/2002, respectively.  There are no un-funded liabilities.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During Fiscal 2004 Ended 8/31/2004, the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  During Fiscal 2004, the Company had no Defined Benefit or Actuarial Plan.

Compensation Committee Interlocks and Insider Participation

The Company has no Compensation Committee and the entire Board of Directors performs equivalent functions.  The Company’s two Executive Officers [Donald Boone, President/CEO/Treasurer of the Company and a member of the Board of Directors; and Michael Nasser, Corporate Secretary of the Company and a member of the Board of Directors], during the last fiscal year, participated in Board of Director’s deliberations concerning Executive Officer compensation.

No Board of Director member and none of our Executive Officers have a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2004, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Board Compensation Committee Report on Executive Compensation

The Company has no Compensation Committee and the entire Board of Directors performs equivalent functions.

As in prior years, all of our judgments regarding executive compensation for Fiscal 2004 were based primarily upon our assessment of each executive officer’s leadership performance and potential to enhance long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for each executive officer.

Key factors affecting our judgments included the nature and scope of the executive officers’ responsibilities, their effectiveness in leading our initiatives to increase customer value, productivity and growth, and their success in creating a culture of unyielding integrity and compliance with applicable law and our ethics policies.  We also considered the compensation levels and performances of a comparison group of comparable companies that are most likely to compete with us for the services of executive officers.

Based upon all the factors we considered relevant, and in light of our strong financial and operating performance in a challenging economic environment, we believe it was in our shareholders’ best long-term interest for the Company to ensure that the overall level of our salary, bonus and other incentive compensation awards was competitive with companies in the comparison group.  Quite simply, we continue to believe that the quality, skills and dedication of our executive leaders are critical factors affecting the long-term value of our company.  Therefore, we continue to try to maintain an executive compensation program that will attract, motivate and retain the highest level of executive leadership possible.

Our decisions concerning the specific 2003 compensation elements for individual executive officers, including the chief executive officer, were made within this framework.  We also considered each executive officer’s level of responsibility, performance, current salary, prior-year bonus and other compensation awards.  As noted above, in all cases our specific decisions involving 2004 executive officer compensation were ultimately based upon our judgment about the individual executive officer’s performance and potential future contributions; and about whether each particular payment or award would provide an appropriate incentive and reward for performance that sustains and enhances long-term shareowner value.

The Board of Director’s bases for Donald Boone’s compensation (President/CEO/Treasurer) included the following factors and criteria, both qualitative and quantitative:  his base salary was set many years ago when the Company was much smaller and less profitable and modest compensation was deemed appropriate.  Despite, Mr. Boone’s strong leadership in developing and executing new corporate strategies for many years, his compensation has remained unchanged at his request.

The Board of Director’s bases for Michael Nasser’s compensation (Corporate Secretary) included the following factors and criteria, both qualitative and quantitative.  We considered his level of pay and bonus appropriate for the following reasons: his execution of our strategy to change our portfolio of businesses to enhance long-term investor value through better profit margins and higher returns on equity; his actions to ensure that the Company has a strong capital structure and cash flow; his role in leading us to solid financial results in a challenging economic environment; his actions in making the company a leader in integrity, transparency and corporate governance; and his leadership in driving growth initiatives and reorganizing our businesses around markets to simplify our operations and strengthen our relationships with our customers.  His compensation has remained unchanged because sales/profitability at JCLC, his primary responsibility, have been under significant economic and competitive pressure in recent years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a publicly owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly/indirectly by another corporation/any foreign government.

Table No. 10 lists, as of 11/15/2004, Directors and Senior Management who beneficially own the Company's voting securities and the amount of the Company's voting securities owned by the Directors and Senior Management as a group.  Table No. 4 includes all other persons/companies where the Company is aware that they have 5% or greater beneficial interest in the Company’s securities.

Table No. 10

Shareholdings of Directors and Executive Officers

Shareholdings of 5% Shareholders

______________________________________________________________________________

______________________________________________________________________________

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class #

Common	Donald Boone (1)	459,963	30.4%
Common	Michael Nasser (1)	271,176	17.9%
Common	Jewett-Cameron ESOP and Trust (2)	272,089	18.1%
Common	Jeffrey Lowe	6,000	0.4%
Common	James Schjelderup	0	0.0%
Common	Ted Sharp	0	0.0%
Total Directors/Officers		1,009,228	66.8%

------------------------------------------------------------------------------

(1) 52,500 represent currently exercisable stock options.

(2) U.S. National Bank is the Trustee for the Jewett-Cameron Trading Co. Ltd.

    Employee Stock Option Plan and Trust.

#  Based on 1,459,859 shares outstanding as of 11/15/2004 and stock options held by each beneficial holder exercisable within sixty days.

______________________________________________________________________________

______________________________________________________________________________

Table No. 11

Equity Compensation Plan Information

______________________________________________________________________________

______________________________________________________________________________

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance

Stock Option Program	105,000	CDN$2.83	40,985

------------------------------------------------------------------------------

Not approved by security holders

---No Disclosure Necessary---

______________________________________________________________________________

______________________________________________________________________________

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Jeffery Lowe, a Director of the Company, is an attorney with Richards Buell Sutton of Vancouver, British Columbia, Canada who are the Company’s legal counsel.  During Fiscal 2004/2003/2002, respectively, the Company paid them $15,066, $28,370, and $16,464 for legal services.

Other than described above, there have been no transactions since 8/31/2001, or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTIING FEES AND SERVICES

The Audit Committee is directly responsible for the appointment, compensation and oversight of auditors; the audit committee has in place procedures for receiving complaints and concerns about accounting and auditing matters; and has the authority and the funding to engage independent counsel and other outside advisors.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy and procedure.  The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the full Audit Committee at its next scheduled meeting.

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company for audit and permitted non-audit services are submitted to the finance and audit committee for approval prior to the beginning of any such services.

Fees, including reimbursements for expenses, for professional services rendered by Davidson & Company to the Company were:

______________________________________________________________________________

Fiscal Year ended August 31, 2004 and 2003 Principal Accountant Fees and Services	Fiscal Year 2004	Fiscal Year 2003

Audit Fees	$52,500	$45,000
Audit Related Fees	$0	$0
Tax Fees (1)	$0	$0
All Other Fees (1)	$23,100	_ 61,600
Total	$75,300	$105,600

(1)  FY2004:  $6,500 for revision of 8/31/2002 financial statements for pro-forma information for acquisition of GPI, revision

                      of MD&A, and preparation of SEC response letter

                      regarding Form S-1 Prospectus.

               $5,200 to review the 1QFY2003 Form 10-Q;

               $6,200 to review the 2QFY2003 Form 10-Q; and

               $5,200 to review the 3QFY2003 Form 10-Q.

      FY2003: $45,000 to audit the records of Greenwood Forest Products Inc.;

               $5,200 to review the 1QFY2003 Form 10-Q;

               $6,200 to review the 2QFY2003 Form 10-Q; and

               $5,200 to review the 3QFY2003 Form 10-Q.

______________________________________________________________________________

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

    Independent Auditor's Report, dated 10/27/2004

    Consolidated Balance Sheets at 8/31/2004 and 8/31/2003

    Consolidated Statements of Operations

      for the fiscal years ended 8/31/2004, 8/31/2003, and 8/31/2002

    Consolidated Statements of Stockholders’ Equity

      for the fiscal years ended 8/31/2004, 8/31/2003, and 8/31/2002

    Consolidated Statements of Cash Flows

      for the fiscal years ended 8/31/2004, 8/31/2003, and 8/31/2002

    Notes to The Consolidated Financial Statements

    Independent Auditors’ Report, dated 10/27/2004

    Financial Statement Schedule

      Schedule II: Valuation and Qualifying Accounts

(B) Exhibits:

 2.  Plan of acquisition, reorganization, arrangement, liquidation or succession:

       No Disclosure Necessary

 3.  Articles of Incorporation/By-Laws:

       Incorporated by reference to Form 10 Registration Statement, as amended.

 4.  Instruments defining the rights of holders, including indentures

     --- Refer to Exhibit #3 ---

 9.  Voting Trust Agreements:  No Disclosure Necessary.

10.  Material Contracts:

       Incorporated by reference to Form 10 Registration Statement, as amended.

11.  Statement re Computation of Per Share Earnings:  No Disclosure Necessary

12.  Statements re computation of ratios:  No Disclosure Necessary

13.  Annual Report to security holders, Form 10-Q or

       quarterly report to security holders:  No Disclosure Necessary

14.  Code of Ethics:  No Disclosure Necessary

16.  Letter on Change of Certifying Accountant:  No Disclosure Necessary

18.  Letter on change in accounting principles:  No Disclosure Necessary

21.  Subsidiaries of the Registrant:  Refer to page #4 of this Form 10-K

22.  Published report regarding matters submitted to vote

       No Disclosure Necessary

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.  Rule 13a-14a/15d-14(a) Certifications

32.  Section 1350 Certifications

99.  Additional Exhibits:  No Disclosure Necessary

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

 DAVIDSON & COMPANY      Chartered Accountants          A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2004, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended August 31, 2004, 2003 and 2002 in conformity with generally accepted accounting principles in the United States of America.

"DAVIDSON & COMPANY"

Vancouver, Canada	Chartered Accountants

October 27, 2004

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT AUGUST 31

	2004	2003

ASSETS

Current
Cash and cash equivalents	$ 290,482	$ 236,871
Accounts receivable, net of allowance of $Nil (2003 - $Nil)	6,514,455	6,060,615
Income taxes receivable	-	529,025
Inventory (Note 4)	10,070,201	8,660,472
Prepaid expenses	123,890	201,214
Note receivable (Note 5)	89,747	142,449

Total Current assets	17,088,775	15,830,646

Property, plant and equipment (Note 6)	2,791,508	2,586,279

Deferred income taxes (Note 7)	45,700	95,700

Total assets	$ 19,925,983	$ 18,512,625

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

	2004	2003

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Bank indebtedness (Note 8)	$ 6,249,552	$ 6,007,088
Notes payable (Note 9)	1,899,292	-
Accounts payable	2,375,785	1,725,613
Accrued liabilities	825,712	727,390
Income taxes payable	191,450	-

Total current liabilities	11,541,791	8,460,091

Notes payable (Note 9)	-	2,261,955

Total liabilities	11,541,791	10,722,046

Contingent liabilities and commitments (Note 14)

Stockholders’ equity
Capital stock (Note 10)
Authorized
20,000,000 Common shares, without par value
10,000,000 Preferred shares, without par value
Issued
1,465,859 Common shares (2003 – 1,459,859)	1,802,264	1,775,791
Additional paid-in capital	583,211	583,211
Retained earnings	5,998,717	5,431,577

	8,384,192	7,790,579

Less: Treasury stock – Nil common shares (2003 – Nil)	-	-

Total stockholders’ equity	8,384,192	7,790,579

Total liabilities and stockholders’ equity	$ 19,925,983	$ 18,512,625

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2004	2003	2002

SALES	$ 71,335,127	$ 55,368,587	$ 43,625,125

COST OF SALES	63,094,765	47,660,300	36,506,764

GROSS PROFIT	8,240,362	7,708,287	7,118,361

OPERATING EXPENSES
General and administrative expenses	2,512,166	1,798,008	1,490,480
Depreciation	352,933	333,123	287,102
Wages and employee benefits	4,156,089	4,837,830	3,998,763

	7,021,188	6,968,961	5,776,345

Income from operations	1,219,174	739,326	1,342,016

OTHER ITEMS
Interest and other income	38,712	2,048	1,041
Interest expense	(391,246)	(346,030)	(53,587)

	(352,534)	(343,982)	(52,546)

Income before income taxes	866,640	395,344	1,289,470

Income taxes (Note 7)
Current	249,500	25,000	417,046
Deferred	50,000	76,200	35,400

	299,500	101,200	452,446

Net income for the year	$ 567,140	$ 294,144	$ 837,024

Basic earnings per common share	$ 0.39	$ 0.20	$ 0.56

Diluted earnings per common share	$ 0.37	$ 0.19	$ 0.53

Weighted average number of common shares outstanding:
Basic	1,463,859	1,467,992	1,502,663
Diluted	1,526,687	1,536,807	1,578,575

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock		Treasury Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 2001	1,611,243	1,795,157	145,500	(501,196)	582,247	4,817,666	6,693,874

Net income for the year	-	-	-	-	-	837,024	837,024
Shares cancelled	(76,500)	(129,808)	-	-	-	-	(129,808)
Treasury stock acquired	-	-	24,200	(175,059)	-	-	(175,059)
Treasury stock cancelled	-	-	(76,500)	418,983	-	-	418,983
Premium relating to cancellation of capital stock	-	-	-	-	-	(289,175)	(289,175)
Stock based compensation on repricing of stock options	-	-	-	-	20,340	-	20,340
Stock options exercised	8,000	41,102	-	-	-	-	41,102
Adjustment for 3:2 stock split	(34,250)	-	(26,150)	-	-	-	-

Balance, August 31, 2002	1,508,493	1,706,451	67,050	(257,272)	602,587	5,365,515	7,417,281

Net income for the year	-	-	-	-	-	294,144	294,144
Private placement	12,860	106,100	-	-	-	-	106,100
Stock issued under employee ownership plan (“ESOP”)	7,083	58,789	-	-	-	-	58,789
Stock cancelled	(78,550)	(95,549)	-	-	-	-	(95,549)
Stock based compensation recovery	-	-	-	-	(19,376)	-	(19,376)
Treasury stock acquired	-	-	8,800	(66,359)	-	-	(66,359)
Treasury stock cancelled	-	-	(78,550)	323,631	-	-	323,631
Premium relating to cancellation of capital stock	-	-	-	-	-	(228,082)	(228,082)
Adjustment for 3:2 stock split	9,973	-	2,700	-	-	-	-

Balance, August 31, 2003	1,459,859	1,775,791	-	-	583,211	5,431,577	7,790,579

Net income for the year	-	-	-	-	-	567,140	567,140
Stock options exercised	6,000	26,473	-	-	-	-	26,473

Balance, August 31, 2004	1,465,859	$ 1,802,264	-	$ -	$ 583,211	$ 5,998,717	$ 8,384,192

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 567,140	$ 294,144	$ 837,024
Items not involving an outlay of cash:
Depreciation	352,933	333,123	287,102
Gain on sale property, plant and equipment Deferred income taxes	(10,667) 50,000	- 76,200	- 35,400
Stock-based compensation expense (recovery)	-	(19,376)	20,340

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(453,840)	38,118	(4,233,742)
(Increase) decrease in income taxes receivable	529,025	(529,025)	-
(Increase) decrease in inventory	(1,409,729)	(1,844,183)	(2,296,756)
(Increase) decrease in prepaid expenses	77,324	(98,791)	(41,314)
Increase (decrease) in accounts payable and accrued liabilities	748,494	(1,565,757)	3,333,869
Increase in income taxes payable	191,450	-	-

Net cash provided by (used in) operating activities	642,130	(3,315,547)	(2,058,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	242,464	3,041,449	2,667,679
Issuance of capital stock for cash Repayment of notes payable	26,473 (362,663)	164,889 -	41,102 -
Treasury shares acquired	-	(66,359)	(175,059)

Net cash provided by (used in) financing activities	(93,726)	3,139,979	2,533,722
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on payment notes receivable	52,702	-	-
Proceeds on sale of property, plant and equipment Purchase of property, plant and equipment	11,401 (558,896)	- (57,552)	- (328,276)

Net cash used in investing activities	(494,793)	(57,552)	(328,276)

Change in cash and cash equivalents	53,611	(233,120)	147,369

Cash and cash equivalents, beginning of year	236,871	469,991	322,622

Cash and cash equivalents, end of year	$ 290,482	$ 236,871	$469,991

Supplemental disclosure with respect to cash flows (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America.  These consolidated financial statements also comply, in all material respects, with Canadian generally accepted accounting principles with respect to recognition, measurement and presentation.

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

Currency

These financial statements are expressed in U.S. dollars as the Company's operations are based only in the United States.  Any amounts expressed in Canadian dollars are indicated as such.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At August 31, 2004 and 2003, cash and cash equivalents consisted of cash held at financial institutions.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.   The Company estimates doubtful accounts on an item-by-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety days or greater overdue.

Inventory

Inventory, which consists of finished goods, is recorded at the lower of cost, based on the average cost method, and market.  Market is defined as net realizable value.

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

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar.  The Company does not have non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any income statement transactions in a foreign currency are translated at rates that approximates those in effect at the time of translation.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share (cont’d…)

The earnings per share data for the years ended August 31 is summarized as follows:

	2004	2003	2002

Net income for the year	$ 567,140	$ 294,144	$ 837,024

Basic earnings per share weighted average number of common shares outstanding (1)	1,463,859	1,467,992	1,502,663
Effect of dilutive securities Stock options (1)	62,829	68,815	75,912

Diluted earnings per share weighted average number of common shares outstanding (1)	1,526,687	1,536,807	1,578,575

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

AUGUST 31, 2004

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock option plan (cont’d…)

The Company accounts for stock based compensation associated with the repricing of employee stock options in accordance with the provisions of Financial Accounting Standards board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” (“FIN 44”).  For accounting purposes, the repricing of existing stock options requires variable accounting for the new options granted from the date of modification.  Variable accounting requires that the intrinsic value, being the excess of the current market price at the end of each reporting period in excess of the exercise price of the repriced options, be expensed as non-cash stock based compensation expense until such time as the repriced options are exercised, expire or are otherwise forfeited.  Any increase in the intrinsic value of the repriced options will decrease reported earnings and any subsequent decreases in value will increase reported earnings.

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been changed to the following pro-forma amounts:

	2004	2003	2002

Net income
As reported	$ 567,140	$ 294,144	$ 837,024

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	(19,376)	20,340

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	(9,972)

Pro forma	$ 567,140	$ 274,768	$ 847,392

Basic earnings per share
As reported	$ 0.39	$ 0.20	$ 0.56

Pro forma	$ 0.39	$ 0.19	$ 0.56

Diluted earnings per share
As reported	$ 0.37	$ 0.19	$ 0.53

Pro forma	$ 0.37	$ 0.18	$ 0.54

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

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

The estimated fair values of the Company's financial instruments are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 290,482	$ 290,482	$ 236,871	$ 236,871
Accounts receivable	6,514,455	6,514,455	6,060,615	6,060,615
Income taxes receivable	-	-	529,025	529,025
Note receivable	89,747	89,747	142,449	142,449
Bank indebtedness	6,249,552	6,249,552	6,007,088	6,007,088
Accounts payable and accrued liabilities	3,392,947	3,392,947	2,453,003	2,453,003
Notes payable	1,899,292	1,899,292	2,261,955	2,261,955

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

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

Recent Accounting Pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 is required in financial

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003.  The consolidation requirements applying to all other types of entities is required in financial statements for periods ending after March 15, 2004.

The adoption of this new pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.

BUSINESS COMBINATION AND ACQUISITION

On March 1, 2002, the Company entered into an agreement to acquire certain assets including inventory, equipment and a license to use all of the intangible assets of Greenwood Forest Products Inc. (“Greenwood”).  The cost of the acquisition was allocated as follows:

Furniture and equipment	$ 260,000
License	1,000

$ 261,000

The agreement also required the Company to purchase approximately up to an additional $7,000,000 of inventory from Greenwood over the next two years of which the full amount had been purchased at August 31, 2003. Greenwood is in the business of processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

Subsequent to the acquisition, the Company incorporated Greenwood Products Inc., a wholly owned subsidiary of the Company.  The operations of Greenwood Products Inc. from March 1, 2002 onwards are included in the Company’s consolidated statements of operations and cash flows.

4.

INVENTORY

	2004	2003

Home improvement and wood products	$ 9,306,682	$ 7,508,841
Air tools and industrial clamps	256,176	347,506
Agricultural seed products	507,343	804,125

	$ 10,070,201	$ 8,660,472

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

5.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood during fiscal year 2003 in exchange for a note payable which is included in the notes payable balance as of August 31, 2004.

6.

PROPERTY, PLANT AND EQUIPMENT

	2004	2003

Office equipment	$ 571,635	$ 528,994
Warehouse equipment	1,154,108	685,940
Buildings	2,345,034	2,331,544
Land	608,066	608,066

	4,678,843	4,154,544
Accumulated depreciation	(1,887,335)	(1,568,265)

Net book value	$ 2,791,508	$ 2,586,279

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets.  Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

7.

DEFERRED INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory US federal income tax rate to income before income taxes is as follows:

	2004	2003	2002

Computed tax at the federal statutory rate of 34%	$ 294,658	$ 134,417	$ 438,420
State taxes, net of federal benefit	31,020	15,180	42,900
Stock based compensation	-	(6,588)	6,916
Depreciation	(25,444)	(21,233)	166
Operating loss carryforwards	-	(38,265)	(40,777)
Inventory reserve	(11,960)	(3,541)	1,092
Bad debt reserve	-	11,316	99
Other	11,176	9,914	3,630

Provision for income taxes	$ 299,500	$ 101,200	$ 452,446

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

7.

INCOME TAXES (cont’d…)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets are as follows:

	2004	2003

Deferred tax assets:
Allowance for inventory	$ 15,130	$ 36,742
Difference between book and tax depreciation	30,570	58,958
Net operating loss carryforwards - Canada	54,632	85,327

Total deferred tax assets	100,332	181,027
Valuation allowance	(54,632)	(85,327)

Net deferred tax assets	$ 45,700	$ 95,700

The Company has provided a full allowance on the deferred tax asset relating to its Canadian net operating loss carryforwards due to the uncertainty of these being realized.

At August 31, 2004, the Company has available unused Canadian net operating losses of approximately $150,000 that may be applied against future taxable income.  These losses, if unutilized, will expire between 2005 and 2009

.

8.

BANK INDEBTEDNESS

	2004	2003

Demand loan	$ 6,249,552	$ 6,007,088

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the year was 3.52% (2003 – 4.10%).

9.

NOTES PAYABLE

	2004	2003

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due March 15, 2005 or on demand thereafter	$ 1,499,291	$ 1,749,291

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due March 15, 2005 or on demand thereafter	400,000	512,664

	$ 1,899,291	$ 2,261,955

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

9.

NOTES PAYABLE (cont’d…)

The notes are due to the former shareholders of Greenwood for the inventory purchases completed during fiscal 2003.  The amounts were converted from trade payable to notes payable during fiscal 2003.

10.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

On December 31, 2003, the Company issued 6,000 common shares upon the exercise of stock options for the cash proceeds of $26,473.

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

On December 13, 2001 and December 31, 2001, the Company issued 4,000 common shares (6,000 post 3:2 stock split) on each of these dates upon exercise of stock options for cash proceeds of $41,102.

Treasury stock

Treasury stock is recorded at cost.  There were no transactions with respect to treasury stock during the year ended August 31, 2004.  During the years ended August 31, 2003 and 2002, the Company repurchased 8,800 (11,500 post 3:2 stock split) and 24,200 (36,300 post 3:2 stock split) shares, respectively, at an aggregate cost of $66,359 and $175,059, respectively.

During the fiscal year 2003, the Company cancelled 78,550 (2002 – 114,750) common shares with an average cost of $323,631 (2002 - $418,983).  The premium paid to acquire these shares over their per share book value in the amount of $228,082 (2002 - $289,175) was recorded as a decrease to retained earnings.

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

AUGUST 31, 2004

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

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At August 31, 2004, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares (Post 3:2 stock split)	Exercise Price (Post 3:2 stock split)	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan during the years ended August 31, 2004, 2003 and 2002:

	Number of Shares (Post 3:2 stock split)	Weighted Average Exercise Price (Post 3:2 stock split)

Outstanding at August 31, 2003 and 2002	123,000	Cdn $ 3.25
Expired	(12,000)	Cdn (5.70)
Exercised	(6,000)	Cdn (5.70)

Outstanding at August 31, 2004	105,000	Cdn $ 2.83

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

11.

STOCK OPTIONS (cont’d…)

Following is a summary of the status of options outstanding at August 31, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn$2.83	105,000	1.93	Cdn$ 2.83	105,000	Cdn$ 2.83

No stock based compensation was recorded during fiscal 2004 as the repriced options from fiscal 2001 have expired.  During the year ended August 31, 2003, a recovery of stock-based compensation of $19,376 was recorded as a result of the annual recalculation of the options that were repriced during the year ended August 31, 2002.

The weighted average estimated fair value of stock options granted or repriced during the years ended August 31, 2004, 2003 and 2002 were Cdn$Nil, Cdn$Nil, and Cdn$3.98 per share, respectively.  These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments and the risk-free interest rate over the expected life of the option.  The assumptions used in the Black-Scholes option pricing model were as follows for stock options granted and repriced:

	2004	2003	2002

Risk-free interest rate	-	-	3%
Expected life of the options	-	-	2 years
Expected volatility	-	-	41.62%
Expected dividend yield	-	-	-

12.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $143,220, $143,050 and $155,051 for the years ended August 31, 2004, 2003 and 2002, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

12.

EMPLOYEE STOCK OWNERSHIP PLAN (cont’d...)

	2004 (Post 3:2 stock split)	2003 (Post 3:2 stock split)	2002 (Post 3:2 stock split)

Allocated shares	272,089	245,375	221,561

13.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least six months of service.  The Company matches all 401(k) contributions for eligible employees.  For the years ended August 31, 2004, 2003 and 2002, the contributions to the pension and profit sharing plan were $68,142, $69,754 and $75,035, respectively.  The Company contributes 3% of the first $100,000 of eligible compensation.

14.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at August 31, 2004.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in 2005.  For the years ended August 31, 2004, 2003 and 2002, rental expense was $181,796, $180,812 and $86,440, respectively.

Future minimum annual lease payments are as follows:

2005	$ 14,300

c)

At August 31, 2004 and 2003, the Company had an un-utilized line-of-credit of approximately $ 1,550,000 and $2,260,000, respectively (Note 8).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

15.

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

AUGUST 31, 2004

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

Following is a summary of segmented information for the years ended August 31:

	2004	2003	2002

Sales to unaffiliated customers:
Lumber and building materials	$ 12,764,651	$ 7,063,507	$ 14,671,877
Industrial tools	1,000,135	878,966	776,545
Industrial wood products	52,724,000	44,195,963	25,561,520
Seed processing and sales	4,846,341	3,230,151	2,615,183

	$ 71,335,127	$ 55,368,587	$ 43,625,125

Income (loss) from operations:
Lumber and building materials	$ (581,070)	$ (124,928)	$ 427,496
Industrial tools	89,941	103,362	89,043
Industrial wood products	1,668,685	730,781	625,937
Seed processing and sales	91,741	46,114	249,526
General corporate	(50,123)	(16,003)	(49,986)

	$ 1,219,174	$ 739,326	$ 1,342,016

Identifiable assets:
Lumber and building materials	$ 5,571,313	$ 7,027,843	$ 5,990,039
Industrial tools	92,541	95,885	121,458
Industrial wood products	12,997,448	9,177,682	6,970,030
Seed processing and sales	1,255,379	2,201,094	1,303,549
General corporate	9,302	10,121	16,604

	$ 19,925,983	$ 18,512,625	$ 14,401,680

Depreciation and amortization:
Lumber and building materials	$ 134,393	$ 126,254	$ 127,056
Industrial wood products	81,540	75,882	36,997
Seed processing and sales	137,000	130,987	123,049

	$ 352,933	$ 333,123	$ 287,102

Capital expenditures:
Lumber and building materials	$ 470,166	$ 23,990	$ 13,194
Industrial wood products	54,867	3,942	267,971
Seed processing and sales	33,863	29,620	47,111

	$ 558,896	$ 57,552	$ 328,276

Interest expense:
Building materials	$ 391,246	$ 346,030	$ 53,587

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

15.

SEGMENTED INFORMATION (cont'd…)

During the year ended August 31, 2004 the Company made sales of  $9,272,248 to a customer of the industrial wood products segment which was in excess of  10% of total sales for the year..

During the year ended August 31, 2003, the Company made sales of $6,030,350 to a customer of the industrial wood products segment which was in excess of 10% of total sales for the year.

During the year ended August 31, 2002, the Company made sales of $9,341,138 to a customer of the lumber and building materials segment which was in excess of 10% of total sales for the year.

16.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At August 31, 2004 and 2003, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the year ended August 31, 2004, there were no suppliers that accounted for purchases greater than 10% of total purchases.   For the year ended August 31, 2003, the Company had one supplier totalling $6,486,756 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.  For the year ended August 31, 2002, there were no suppliers that accounted for purchases greater than 10% of total purchases.

17.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2004	2003	2002

Cash paid during the year for:
Interest	$ 391,246	$ 346,030	$ 53,587
Income taxes	411	510,446	272,631

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2004

17.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

There were no significant non-cash transactions during the year ended August 31, 2004.

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

18.

SUBSEQUENT EVENT

The Company has filed a registration statement whereby it proposes to raise up to $3,500,000 by issuing 500,000 common shares at $7.00 a share.  The offering is subject to approval of the registration statement with the Securities and Exchange Commission.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries is included in this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly the information required to be included therein.

Vancouver, Canada	Chartered Accountants

October 27, 2004

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2004

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Credited to Costs and Expenses	Deductions from Reserves	Balance at End of Year

August 31, 2002

Allowance deducted from related balance sheet account:
Accounts receivable	$ 315,000	$ -	$ -	$ 5,000	$ 310,000

Deferred tax valuation account	246,476	-	59,757	-	186,719

August 31, 2003

Allowance deducted from related balance sheet account:
Accounts receivable	$ 310,000	$ -	$ -	$ 310,000	$ -

Deferred tax valuation account	186,719	-	-	101,392	85,327

August 31, 2004

Allowance deducted from related balance sheet account:
Inventory	$ -	$ 41,971	$ -	$ -	$ 41,971

Deferred tax valuation account	85,327	-	30,735	-	54,592

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 30, 2004	By /s/ Donald M. Boone_________
Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 30, 2004	By /s/ Donald M. Boone_________
Donald M. Boone, President/CEO/Treasurer/Director

Dated: November 30, 2004	By /s/ Michael Nasser____________
Michael Nasser, Corporate Secretary/Director

Dated: November 30, 2004	By /s/ Jeffrey Lowe___________
Jeffrey Lowe, Director

Dated: November 30, 2004	By /s/ James Schjelderup______
James Schjelderup, Director

Dated: November 30, 2004	By /s/ Ted Sharp___________
Ted Sharp, Director

#