Form 10-Q
period 2004-11-30
JEWETT CAMERON TRADING CO LTD
filed 2005-01-19
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2004.  Common Stock, no par value

1,465,859 Shares

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at November 30, 2004 and August 31, 2004

Consolidated Statements of Operations for the Three Month Periods Ended November 30, 2004 and November 30, 2003

Consolidated Statements of Stockholders’ Equity at November 30, 2004

Consolidated Statements of Cash Flows for the Three Month Periods Ended November 30, 2004 and November 30, 2003

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

NOVEMBER 30, 2004

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30, 2004	August 31, 2004
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 503,906	$ 290,482
Accounts receivable, net of allowance of $Nil (August 31, 2004 - $Nil)	6,487,932	6,514,455
Inventory (Note 3)	9,318,498	10,070,201
Prepaid expenses	131,204	123,890
Note receivable (Note 4)	91,947	89,747

Total current assets	16,533,487	17,088,775

Property, plant and equipment (Note 5)	2,726,578	2,791,508

Deferred income taxes (Note 6)	45,700	45,700

Total assets	$ 19,305,765	$ 19,925,983

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

		November 30, 2004	August 31, 2004
		(Unaudited)
Cont’d…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 5,471,908	$ 6,249,552
Notes payable (Note 8)		1,899,292	1,899,292
Accounts payable		2,427,850	2,375,785
Accrued liabilities		812,705	825,712
Income taxes payable		141,983	191,450

Total current liabilities		10,753,738	11,541,791

Total liabilities		10,753,738	11,541,791

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,465,859	Common shares (August 31, 2004 – 1,465,859)	1,802,264	1,802,264
Additional paid-in capital		583,211	583,211
Retained earnings		6,166,552	5,998,717

Total stockholders' equity		8,552,027	8,384,192

Total liabilities and stockholders' equity		$ 19,305,765	$ 19,925,983

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended November 30, 2004	Three Month Period Ended November 30, 2003

SALES	$ 18,140,490	$ 15,506,051

COST OF SALES	15,725,136	13,371,490

GROSS PROFIT	2,415,354	2,134,561

OPERATING EXPENSES
General and administrative expenses	596,604	598,439
Depreciation	103,850	83,517
Wages and employee benefits	1,340,438	1,221,128

	2,040,892	1,903,084

Income from operations	374,462	231,477

OTHER ITEMS
Interest and other income	21,705	210
Interest expense	(118,332)	(92,752)

	(96,627)	(92,542)

Income before income taxes	277,835	138,935

Income taxes	110,000	44,000

Net income for the period	$ 167,835	$ 94,935

Basic earnings per common share	$ 0.11	$ 0.07

Diluted earnings per common share	$ 0.11	$ 0.06

Weighted average number of common shares outstanding:
Basic	1,465,859	1,459,859
Diluted	1,529,075	1,526,067

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 2004	1,465,859	$ 1,802,264	$ 583,211	$ 5,998,717	$ 8,384,192

Net income for the period	-	-	-	167,835	167,835

Balance, November 30, 2004	1,465,859	$ 1,802,264	$ 583,211	$ 6,166,552	$ 8,552,027

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended November 30, 2004	Three Month Period Ended November 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 167,835	$ 94,935
Items not involving an outlay of cash:
Depreciation	103,850	83,517

Changes in non-cash working capital items:
Decrease in accounts receivable	26,523	617,266
Decrease in inventory	751,703	1,707,383
Increase in prepaid expenses	(7,314)	(31,148)
(Increase) decrease in note receivable	(2,200)	2,591
Increase (decrease) in accounts payable and accrued liabilities	39,058	(60,521)
Decrease in income taxes payable	(49,467)	-

Net cash provided by operating activities	1,029,988	2,414,023

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of bank indebtedness	(777,644)	(2,254,612)

Net cash used in financing activities	(777,644)	(2,254,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(38,920)	(78,183)

Net cash used in investing activities	(38,920)	(78,183)

Increase in cash and cash equivalents	213,424	81,228

Cash and cash equivalents, beginning of year	290,482	236,871

Cash and cash equivalents, end of year	$ 503,906	$ 318,099

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America.  These consolidated financial statements also comply, in all material respects, with Canadian generally accepted accounting principles with respect to recognition, measurement and presentation.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2004.  The results of operations for the period ended November 30, 2004 are not necessarily indicative of the results to be expected for the year ending August 31, 2005.

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

NOVEMBER 30, 2004

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At November 30, 2004 and August 31, 2004, cash and cash equivalents consisted of cash held at financial institutions.

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

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar.  The Company does not have non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any income statement transactions in a foreign currency are translated at rates approximating those in effect at the date of the transaction.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

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

The earnings per share data for the three month periods ended November 30 is summarized as follows:

	Three Month Period Ended November 30, 2004 (Unaudited)	Three Month Period Ended November 30, 2003 (Unaudited)

Net income for the period	$ 167,835	$ 94,935

Basic earnings per share weighted average number
of common shares outstanding(1)	1,465,859	1,459,859
Effect of dilutive securities
Stock options(1)	63,216	66,209

Diluted earnings per share weighted average number of common shares outstanding (1)	1,529,075	1,526,068

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

NOVEMBER 30, 2004

(Unaudited)

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

	Three Month Period Ended November 30, 2004 (Unaudited)	Three Month Period Ended November 30, 2003 (Unaudited)

Net income
As reported	$ 167,835	$ 94,935

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-

Pro forma	$ 167,835	$ 94,935

Basic earnings per share
As reported	$ 0.11	$ 0.07

Pro forma	$ 0.11	$ 0.07

Diluted earnings per share
As reported	$ 0.11	$ 0.06

Pro forma	$ 0.11	$ 0.06

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

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

Accounts receivable / Note receivable

The carrying amounts approximate fair value due to the short-term nature and historical collectability.

Bank indebtedness

The carrying amount approximates fair value due to the short-term nature of the obligation.

Accounts payable / Accrued liabilities / Income taxes payable

The carrying amount approximates fair value due to the short-term nature of the obligations.

Notes payable

The carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments are as follows:

	November 30, 2004 (Unaudited)		August 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 503,906	$ 503,906	$ 290,482	$ 290,482
Accounts receivable	6,487,932	6,487,932	6,514,455	6,514,455
Note receivable	91,947	91,947	89,747	89,747
Bank indebtedness	5,471,908	5,471,908	6,249,552	6,249,552
Accounts payable, accrued liabilities and Income taxes payable	3,382,538	3,382,538	3,392,947	3,392,947
Notes payable	1,899,292	1,899,292	1,899,292	1,899,292

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the classifications used in the current period.

3.

INVENTORY

	November 30, 2004 (Unaudited)	August 31, 2004

Home improvement and wood products	$ 8,553,630	$ 9,306,682
Air tools and industrial clamps	310,277	256,176
Agricultural seed products	454,591	507,343

	$ 9,318,498	$ 10,070,201

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood Forest Product Inc. (“GFP”) during the year ended August 31, 2003 in exchange for a note payable which is included in the notes payable balance as of November 30, 2004.

5.

PROPERTY, PLANT AND EQUIPMENT

	November 30, 2004 (Unaudited)	August 31, 2004

Office equipment	$ 589,841	$ 571,635
Warehouse equipment	1,161,726	1,154,108
Buildings	2,345,034	2,345,034
Land	608,066	608,066

	4,704,667	4,678,843
Accumulated depreciation	(1,978,089)	(1,887,335)

Net book value	$ 2,726,578	$ 2,791,508

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

6.

DEFERRED INCOME TAXES

Deferred income taxes of $45,700 (August 31, 2004 - $45,700) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

7.

BANK INDEBTEDNESS

	November 30, 2004 (Unaudited)	August 31, 2004

Demand loan	$ 5,471,908	$ 6,249,552

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the period was 4.93% (2004 -  3.52%).

8.

NOTES PAYABLE

	November 30, 2004 (Unaudited)	August 31, 2004

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due March 15, 2005 or on demand thereafter	$ 1,499,291	$ 1,499,291

Note payable bears interest at the U.S. prime rate plus 2% per annum and is due March 15, 2005 or on demand thereafter	400,000	400,000

	$ 1,899,291	$ 1,899,291

The notes are due to the former shareholders of GFP for the inventory purchases completed during the year ended August 31, 2003.  The amounts were converted from trade payable to notes payable during the year ended August 31, 2003.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

There were no transactions with respect to common stock during the three month period ended November 30, 2004.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

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

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At November 30, 2004, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 30, 2004 and August 31, 2004	105,000	Cdn$ 2.83

Following is a summary of the status of options outstanding at November 30, 2004:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn$2.83	105,000	1.68	Cdn$ 2.83	105,000	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from GFP.  During fiscal 2003 the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at November 30, 2004 and August 31, 2004.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in 2005.  For the periods ended November 30, 2004 and 2003, rental expense was $45,414 and $46,825, respectively.

Future minimum annual lease payments are as follows:

2005	$ 10,725

c)

At November 30, 2004, the Company had an un-utilized line-of-credit of approximately $2,500,000 (Note 7).

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

12.

SEGMENTED INFORMATION (cont'd…)

Following is a summary of segmented information for the three month periods ended November 30:

	2004 (Unaudited)	2003 (Unaudited)

Sales to unaffiliated customers:
Lumber and building materials	$ 2,136,304	$ 2,392,611
Industrial tools	271,736	251,948
Industrial wood products	14,224,857	11,457,954
Seed processing and sales	1,507,593	1,403,538

	$ 18,140,490	$ 15,506,051

Income (loss) from operations:
Lumber and building materials	$ (237,711)	$ (250,474)
Industrial tools	45,914	30,400
Industrial wood products	496,429	423,900
Seed processing and sales	79,215	31,001
General corporate	(9,385)	(3,350)

	$ 374,462	$ 231,477

Identifiable assets:
Lumber and building materials	$ 5,889,327	$ 6,448,119
Industrial tools	96,458	111,823
Industrial wood products	12,261,153	8,390,351
Seed processing and sales	1,048,767	1,331,018
General corporate	10,060	11,116

	$ 19,305,765	$ 16,292,427

Depreciation and amortization:
Lumber and building materials	$ 83,784	$ 64,807
Industrial wood products	20,066	18,710

	$ 103,850	$ 83,517

Property, plant and equipment expenditures:
Lumber and building materials	$ 38,920	$ 78,183

	$ 38,920	$ 78,183

Interest expense:
Lumber and building materials	$ 118,332	$ 92,752

	$ 118,332	$ 92,752

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2004

(Unaudited)

12.

SEGMENTED INFORMATION (cont'd…)

For the three month periods ended November 30, 2004 and 2003 the Company made sales of $2,841,815 (2003 - $1,885,598) to customers of the building materials segment which were in excess of 10% of total sales for the quarter.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At November 30, 2004 and August 31, 2004, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the three month period ended November 30, 2004, the Company had two suppliers totalling $1,930,982 and $1,448,617, respectively that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.  For the period ended November 30, 2003, there were two suppliers totalling $1,927,758 and $1,523,973, respectively that accounted for purchases greater than 10% of total purchases in the industrial wood products segment

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	November 30, 2004 (Unaudited)	November 30, 2003 (Unaudited)

Cash paid during the period for:
Interest	$ 119,297	$ 92,752
Income taxes	159,467	-

There were no significant non-cash transactions for the three month periods ended November 30, 2004 and 2003.

Item 2.

 Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

These unaudited consolidated financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2004 and August 31, 2004 and its results of operations and its cash flows for the three-month periods ended November 30, 2004 and November 30, 2003 in conformity with US GAAP.  Operating results for the three-month period ended November 30, 2004 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2005.

The Company’s number of days in receivables was approximately 31 days as at November 30, 2004 and at August 31, 2004 the number of days in receivables were 30.

The Company’s number of days in inventory remained constant at 55 as at November 30, 2004 and 55 days as at August 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2004 and November 30, 2003

Jewett Cameron’s operations are classified into four principal industry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett Cameron Lumber Corporation, a wholly owned subsidiary of the Company, and consist primarily of home improvement products such as decking materials, fencing materials, lattice work, arbors, garden seats, green houses, dog kennels, outdoor umbrellas, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc., a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Approximately 50% of Greenwood Product’s sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   The processing and sale of agricultural seeds consists of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to Jewett Cameron Seed Company occurs during this time of year. The Company’s major distribution centers are located in North Plains, Oregon and Ogden, Utah.

For the first quarter of the current fiscal year, ended November 30, 2004, sales increased 17% to $18,140,490 compared to $15,506,051 for the same quarter of the previous fiscal year.

The principal reason for the 17% increase in sales was the result of continuing the changes, which were instigated during Fiscal 2003. These changes included the introduction of new products in the area of home improvement sales; reorganizations at Jewett Cameron Seed Company; and, higher prices of the products sold through Greenwood Products. The higher prices of the products sold through Greenwood Products is a direct result of higher raw material costs for these items. The new products introduced through Jewett Cameron Lumber Company included dog kennels; outdoor gates; mobile outdoor umbrellas; green houses; and, storage buildings. The reorganization at Jewett Cameron Seed Company consisted of some changes in staff responsibilities and a reduction in line management.

Sales of home improvement products were $2,136,304 for the first quarter, a decrease of 11% compared to sales of $2,392,611 for the first quarter of the last fiscal last year. Management attributes this decrease to the Company’s continuing shift towards higher margin products. Actual margins more than doubled in the later fiscal period going from 4.2% to 10.49%.

Revenue from the sales of industrial products was $14,224,857 for the first fiscal quarter, an increase of 24% compared to revenues of $11,457,954 for the first fiscal quarter of last year. Management attributes this increase to the price of raw materials and a number of other variables.

Sales of pneumatic tools and industrial clamps were $271,736 for the first fiscal quarter compared to $251,948 for the first fiscal quarter of last year, an increase of 8%. The Company hired new sales personnel since the last fiscal year in an effort to reverse the declining sales trend in this area, which was occurring at the time. The efforts of the newly hired sales staff continues to result in the stronger sales evidenced during the first quarter of Fiscal 2005.

Sales of processed seeds and grain were $1,507,593 for the first fiscal quarter compared to $1,403,538 for the first fiscal quarter of last year, an increase of 7%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.  The increase in sales, which occurred in the first quarter of Fiscal 2005 as compared to the first quarter of Fiscal 2004, was due primarily to the reorganization which occurred within the sales organization at Jewett Cameron Seed Company as described earlier in this document.

Cost of sales accounted for 87% of sales for the first quarter compared to 86% for the first quarter of the prior fiscal year, an increase of 1%.  The slight increase was primarily attributed to lower margins for home improvement products and seed processing.

Operating expenses accounted for 11% of sales for the first quarter compared to 12% for the first quarter of the last fiscal year, a decrease of 1%.  The decrease was primarily due to the decrease in wages and employee benefits proportionately to sales resulting from the reorganization changes described earlier. General and administrative expenses for the Company were $596,604 for the first quarter, which was virtually the same amount as the general and administrative expenses of $598,439 for the first quarter of the last fiscal year.  Management believes that with the current organizational structure, general and administrative expenses will remain constant at slightly under $600,000 per quarter.

Income tax expense for the quarter was $110,000 in comparison to $44,000 for the first quarter of the last fiscal year.  The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net income for the quarter was $167,835 which represents a 77% increase over the first quarter of the last fiscal year when net income was $94,935.  The increase in net income was due primarily to higher sales and higher profit margins in the industrial wood products segment. .

The diluted earnings per share was $0.11 for the first quarter of Fiscal 2005 compared to diluted earnings per share of $0.06 for the first quarter of Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2004 the Company had working capital of $5,779,749, which represented a slight increase of $232,765 as compared to the working capital position of $5,546,984 as of August 31, 2004.  The primary reason for the increase in working capital was a decrease in bank indebtedness in the amount of $777,644. During the first three months of Fiscal 2005, cash and cash equivalents increased by $213,424; accounts receivable, net of allowance decreased by $26,523 due to prompter payments by customers and, prepaid expenses increased slightly by $7,314. Inventory decreased by $751,703 and a note receivable increased slightly by $2,200.

Accounts receivable and inventory represented 96% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on November 30, 2004 of $5,471,908 and an outstanding balance as of August 31, 2004 of $6,249,552.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of November 30, 2004.  However, the Company is exposed to interest rate risk.

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

 Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.

 Submission of Matters to a Vote of Securities Holders

---No Disclosure Required---

Item 5.  Other Information

---No Disclosure Required---

Item 6.  Exhibits and Reports on Form 8-K

Date Filed or Furnished	Item Number	Description

Sept. 29, 2004	Item 5.02	The Company announced the appointment of Ted Sharp, CPA to its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: January 19, 2005

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated: January 19, 2005                                  /s/ Michael C. Nasser

                                                                        Michael C. Nasser, Corporate Secretary