Form 10-Q
period 2005-02-28
JEWETT CAMERON TRADING CO LTD
filed 2005-04-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

28, 2005.  Common Stock, no par value

1,465,859 Shares

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at February 28, 2005 and August 31, 2004

Consolidated Statements of Operations for the Three-Month Periods Ended February 28, 2005 and February 29, 2004 and the Six-Month Periods Ended February 28, 2005 and February 29, 2004

Consolidated Statement of Stockholders’ Equity at February 28, 2005

Consolidated Statements of Cash Flows for the Three-Month Periods Ended February 28, 2005 and February 29, 2004 and the Six-Month Periods ended February 28, 2005 and February 29, 2004.

Notes to the Consolidated Financial Statements

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Certifications

Exhibits - - 99.1 and 99.2 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

	February 28, 2005	August 31, 2004
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 1,147,191	$ 290,482
Accounts receivable, net of allowance of $Nil (August 31, 2004- $Nil)	7,915,646	6,514,455
Inventory (Note 3)	8,192,633	10,070,201
Prepaid expenses	190,070	123,890
Note receivable (Note 4)	77,952	89,747

Total current assets	17,523,492	17,088,775

Property, plant and equipment (Note 5)	2,652,348	2,791,508

Deferred income taxes (Note 6)	45,700	45,700

Total assets	$ 20,221,540	$ 19,925,983

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

		February 28, 2005	August 31, 2004
		(Unaudited)

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 4,952,872	$ 6,249,552
Notes payable (Note 8)		1,899,292	1,899,292
Accounts payable		3,165,996	2,375,785
Accrued liabilities		1,504,369	825,712
Income taxes payable		42,360	191,450

Total current liabilities		11,564,889	11,541,791

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,465,859	Common shares (August 31, 2004 – 1,465,859)	1,802,264	1,802,264
Additional paid-in capital		583,211	583,211
Retained earnings		6,271,176	5,998,717

Total stockholders' equity		8,656,651	8,384,192

Total liabilities and stockholders' equity		$ 20,221,540	$ 19,925,983

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended February 28, 2005	Three Month Period Ended February 29, 2004	Six Month Period Ended February 28, 2005	Six Month Period Ended February 29, 2004

SALES	$ 19,344,565	$ 16,859,686	$ 37,485,055	$ 32,365,737

COST OF SALES	16,769,229	15,212,456	32,494,365	28,583,946

GROSS PROFIT	2,575,336	1,647,230	4,990,690	3,781,791

OPERATING EXPENSES
General and administrative	555,145	766,231	1,151,749	1,364,670
Depreciation	90,220	85,108	194,070	168,625
Wages and employee benefits	1,656,489	776,236	2,996,927	1,997,364

	(2,301,854)	(1,627,575)	(4,342,746)	(3,530,659)

Income from operations	273,482	19,655	647,944	251,132

OTHER ITEMS
Interest and other income	8,436	241	30,141	451
Interest expense	(122,294)	(93,036)	(240,626)	(185,788)

	(113,858)	(92,795)	(210,485)	(185,337)

Income (loss) before income taxes	159,624	(73,140)	437,459	65,795

Income tax (expense) recovery	(55,000)	29,300	(165,000)	(14,700)

Net income (loss) for the period	$ 104,624	$ (43,840)	$ 272,459	$ 51,095

Basic net income (loss) per common share	$ .07	$ (.03)	$ .19	$ .03

Diluted net income (loss) per common share	$ .07	$ (.03)	$ .18	$ .03

Weighted average number of common shares outstanding
Basic	1,465,859	1,463,814	1,465,859	1,461,836
Diluted	1,529,654	1,463,814	1,529,367	1,521,488

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY, LTD, AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 2004	1,465,859	$ 1,802,264	$ 583,211	$ 5,998,717	$ 8,384,192

Net income for the period	-	-	-	272,459	272,459

Balance, February 28, 2005	1,465,859	$ 1,802,264	$ 583,211	$ 6,271,176	$ 8,656,651

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended February 28, 2005	Three Month Period Ended February 29, 2004	Six Month Period Ended February 28, 2005	Six Month Period Ended February 29, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$ 104,624	$ (43,840)	$ 272,459	$ 51,095
Items not involving an outlay of cash:
Depreciation	90,219	85,108	194,070	168,625
Gain on sale of property, plant and equipment	-	-	(9,297)	-

Changes in non-cash working capital items:
Increase in accounts receivable	(1,427,714)	(2,406,017)	(1,401,191)	(1,788,751)
(Increase) decrease in inventory	1,125,865	(971,058)	1,877,568	736,325
Increase in prepaid expenses	(58,866)	(11,207)	(66,180)	(42,355)
Decrease in note receivable	13,994	12,100	11,795	14,691
Increase in accounts payable and accrued liabilities	1,429,811	958,554	1,468,868	898,033
Decrease in income taxes payable	(99,623)	-	(149,090)	-

Net cash provided by (used in) operating Activities	1,178,310	(2,376,360)	2,199,002	37,663

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) bank indebtedness	(519,036)	3,299,465	(1,296,680)	1,044,853
Issuance of capital stock for cash	-	26,474	-	26,474
Repayment of notes payable	-	(112,663)	-	(112,663)

Net cash provided by (used in) financing activities	(519,036)	3,213,276	(1,296,680)	958,664

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant & equipment	(15,989)	(368,166)	(59,613)	(446,349)
Proceeds on sale of property, plant & equipment	-	-	14,000	-

Net cash used in investing activities	(15,989)	(368,166)	(45,613)	(446,349)

Change in cash and cash equivalents	643,285	468,750	856,709	549,978

Cash and cash equivalents, beginning of period	503,906	318,099	290,482	236,871

Cash and cash equivalents, end of period	$ 1,147,191	$ 786,849	$ 1,147,191	$ 786,849

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which are not materially different from generally accepted accounting principles in Canada.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2004.  The results of operations for the period ended February 28, 2005 are not necessarily indicative of the results to be expected for the year ending August 31, 2005.

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

Currency

These financial statements are expressed in U.S. dollars as the Company's operations are based predominately in the United States.  Any amounts expressed in Canadian dollars (“Cdn$”)  are indicated as such.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At February 28, 2005 and August 31, 2004, cash and cash equivalents consisted of cash held at financial institutions.

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.   The Company estimates doubtful accounts on an item-by-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety days or more overdue.

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

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar.  The Company does not have any non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any revenue and expense transactions in a foreign currency are translated at rates approximating those in effect at the time of the transaction.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

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

The net income (loss) per share data for the periods ended February 28, 2005 and February 29, 2004 is summarized as follows:

	Three Month Period Ended February 28, 2005	Three Month Period Ended February 29, 2004	Six Month Period Ended February 28, 2005	Six Month Period Ended February 29, 2004

Net income (loss) for the period	$ 104,624	$ (43,840)	272,459	$ 51,095

Basic net income (loss) per share weighted average number of common shares outstanding	1,465,859	1,463,814	1,465,859	1,461,836

Effect of dilutive securities	63,795	-	63,508	59,652

Diluted net income (loss) per share weighted average number of common share outstanding	1,529,654	1,463,814	1,529,367	1,521,488

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock option plan (cont’d…)

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net income (loss) and net income (loss) per share would have been reduced (increased) to the following pro-forma amounts:

	Three Month Period Ended February 28, 2005	Three Month Period Ended February 29, 2004	Six Month Period Ended February 28, 2005	Six Month Period Ended February 29, 2004
Net income (loss) As reported	$ 104,624	$ (43,480)	$ 272,459	$ 51,095

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-	-	-

Less: Total stock-based employee compensation expense determined under SFAS 123, net of related tax effects	-	-	-	-

Pro forma	$ 104,624	$ (43,480)	$ 272,459	$ 51,095

Basic income (loss) per share
As reported	$ .07	$ (.03)	$ .19	$ .03

Pro forma	$ .07	$ .03	$ .19	$ .03

Diluted income (loss) per share
As reported	$ .07	$ (.03)	$ .18	$ .03

Pro forma	$ .07	$ (.03)	$ .18	$ .03

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

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

Notes payable

The carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments are as follows:

	February 28, 2005		August 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 1,147,191	$ 1,147,191	$ 290,482	$ 290,482
Accounts receivable	7,915,646	7,915,646	6,514,455	6,514,455
Note receivable	77,952	77,952	89,747	89,747
Bank indebtedness	4,952,872	4,952,872	6,249,552	6,249,552
Accounts payable, accrued liabilities and income taxes payable	4,712,725	4,712,725	3,392,947	3,392,947
Notes payable	1,899,292	1,899,292	1,899,292	1,899,292

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

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

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) which revised Accounting Research Bulletin No.43, “Restatement and Revision of Accounting Research Bulletins” (“ARB No. 43”) relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  SFAS No. 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB No. 43 and requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  SFAS No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005.

 In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS No. 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

2.           SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent accounting pronouncements, (cont’d…).

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”).  SFAS No. 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS No. 123 as follows:

i)

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS No. 123, all share-based payment liabilities were measured at their intrinsic value.

ii)

Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

iii)

Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv)

Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS No. 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force 96-18.  SFAS No. 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS No. 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.

INVENTORY

	February 28, 2005 (Unaudited)	August 31, 2004

Home improvement and wood products	$ 7,066,587	$ 9,306,682
Air tools and industrial clamps	346,605	256,176
Agricultural seed products	779,441	507,343

	$ 8,192,633	$ 10,070,201

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood Forest Products, Inc. (Greenwood) during the year ended August 31, 2003 in exchange for a note payable which is included in the notes payable balance as of February 28, 2005.

5.

PROPERTY, PLANT AND EQUIPMENT

	February 28, 2005 (Unaudited)	August 31, 2004

Office equipment	$ 611,436	$ 571,635
Warehouse equipment	1,152,893	1,154,108
Buildings	2,345,034	2,345,034
Land	608,066	608,066

	4,717,429	4,678,843
Accumulated depreciation	(2,065,081)	(1,887,335)

Net book value	$ 2,652,348	$ 2,791,508

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

7.

BANK INDEBTEDNESS

	February 28, 2005 (Unaudited)	August 31, 2004

Demand loan	$ 4,952,872	$ 6,249,552

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points  The weighted average interest rate for the period was 5.20% (2004 – 3.52%)

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

8.

NOTES PAYABLE

	February 28, 2005 (Unaudited)	August 31, 2004

Note payable bears interest at the U.S. prime rate plus 2% per annum and was due March 15, 2005. Currently the note is due on demand.	$ 1,499,291	$ 1,499,291

Note payable bears interest at the U.S. prime rate plus 2% per annum and was due March 15, 2005. Currently the note is due on demand	400,000	400,000

	$ 1,899,291	$ 1,899,291

The notes are due to the former shareholders of Greenwood for the inventory purchases completed during the year ended August 31, 2003.  The amounts were converted from trade payable to notes payable during the year ended August 31, 2003.

Prior to the demand date, the Company has initiated legal action to resolve the balances due on the notes  (Note 11).

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

FEBRUARY 28, 2005

10.

STOCK OPTIONS  (cont’d…)

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.

Proceeds received by the Company from exercise of stock options are credited to capital stock.

At February 28, 2005, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan:

	Number of Shares	Weighted Average Exercise Price

Outstanding at February 28, 2005 and August 31, 2004	105,000	Cdn$ 2.83

Following is a summary of the status of options outstanding at February 28, 2005:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Remaining Contractual Life (in Years)	Exercise Price	Number	Exercise Price

Cdn$2.83	105,000	1.43	Cdn$ 2.83	105,000	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Ltd.  During fiscal 2003 the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at February 28, 2005 and August 31, 2004.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in January 2006. For the six month periods ended February 28, 2005 and February 29, 2004, rental expense was $97,799 and $94,671 respectively.  The Company has extended this lease with a new expiration date of January 31, 2006.

Future minimum annual lease payments are as follows:

Fiscal 2005	$ 85,800
Fiscal 2006	$ 71,500

c)

At February 28, 2005, the Company had an un-utilized line-of-credit of approximately $2,850,000 (Note 7).

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

12.

SEGMENT INFORMATION (cont'd…)

Following is a summary of segmented information for the periods ended February 28, 2005 and February 29, 2004:

	February 28, 2005 (Unaudited)	February 29, 2004 (Unaudited)

Sales to unaffiliated customers:
Lumber and building materials	$ 5,707,065	$ 4,894,952
Industrial tools	558,507	475,323
Industrial wood products	28,641,150	23,970,907
Seed processing and sales	2,578,333	3,024,555

	$ 37,485,055	$ 32,365,737

Income (loss) from operations:
Lumber and building materials	$ (352,274)	$ (217,166)
Industrial tools	97,498	19,685
Industrial wood products	780,205	487,102
Seed processing and sales	149,594	(25,656)
General corporate	(27,079)	(12,833)

	$ 647,944	$ 251,132

Identifiable assets:
Lumber and building materials	$ 7,484,644	$ 8,054,347
Industrial tools	131,488	109,063
Industrial wood products	11,226,980	10,532,916
Seed processing and sales	1,367,432	1,719,374
General corporate	10,996	4,717

	$ 20,221,540	$ 20,420,417

Depreciation and amortization:
Lumber and building materials	$ 154,300	$ 131,315
Industrial wood products	39,770	37,310

	$ 194,070	$ 168,625

Capital expenditures:
Lumber and building materials	$ 48,623	$ 418,147
Seed processing and sales	2,865	11,052
Industrial wood products	8,125	17,150

	$ 59,613	$ 446,349

Interest expense:
Industrial wood products	$ 240,626	$ 185,788

	$ 240,626	$ 185,788

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2005

12.

SEGMENT INFORMATION (cont'd…)

For the six month periods ended February 28, 2005 and February 29, 2004, the Company made sales of $5,138,610 (2004 - $3,806,247) to customers of the building materials segment which were in excess of 10% of total sales for the six month period.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At February 28, 2005 and August 31, 2004, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended February 28, 2005, the Company had no suppliers that accounted for greater than 10% of total purchases.  For the period ended February 29, 2004, there were two suppliers totalling $4,119,619 and 2,946,034 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For six month period ended February 28, 2005	For six month period ended February 29, 2004

Cash paid during the period for:
Interest	$ 240,626	$ 185,788
Income taxes	$ 344,810	$ -

There were no significant non-cash transactions for the six month periods ended February 28, 2005 and February 29, 2004.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited consolidated financial statements are those of Jewett-Cameron Trading Company Ltd. (the “Company” or “Jewett-Cameron”) and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary to fairly state its financial position as of February 28, 2005 and August 31, 2004 and its results of operations and its cash flows for the three-month periods and the six-month periods ended February 28, 2005 and February 29, 2004 in conformity with US GAAP.  Operating results for the three-month period and the six-month period ended February 28, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2005.

The Company’s number of days in receivables was approximately 31 days as at February 28, 2005 and at August 31, 2004 the number of days in receivables were 30.

The Company’s number of days in inventory remained constant at 53 as at February 28, 2005 and 55 days as at August 31, 2004.

RESULTS OF OPERATIONS

Jewett Cameron’s operations are classified into four principal industry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett Cameron Lumber Corporation, a wholly owned subsidiary of the Company, and consist primarily of lumber and building materials such as decking materials, fencing materials, lattice work, arbors, garden seats, green houses, dog kennels, outdoor umbrellas, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc. (“Greenwood Products”) , a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Approximately 50% of Greenwood Product s’ sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   The processing and sale of agricultural seeds consists of the storage, processing and distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and consequently, a greater portion of the revenues attributable to Jewett Cameron Seed Company occurs during this time of year. The Company’s major distribution centers are located in North Plains, Oregon and Ogden, Utah.

Three Months Ended February 28, 2005 and February 29, 2004

For the second quarter ended February 28, 2005, sales increased 15% to $19,344,565 compared to $16,859,686 for the same quarter of the previous fiscal year.

The principal reason for the 15% increase in sales was primarily the result of continuing the changes including the introduction of new product lines in the area of lumber and building material sales. The Company also continued with the changes which were instigated during the year ended August 31, 2003 , includ ing the reorganizations at Jewett Cameron Seed Company; and, higher prices of the products sold through Greenwood Products. The higher prices of the products sold through Greenwood Products is a direct result of higher raw material costs for these items. The new products introduced through Jewett Cameron Lumber Company included dog kennels; outdoor gates; mobile outdoor umbrellas; green houses; and, storage buildings. The reorganization at Jewett Cameron Seed Company consisted of some changes in staff responsibilities and a reduction in line management.

Cost of sales accounted for 87% of sales for the second quarter of the current fiscal year compared to 90% for the second quarter of the prior fiscal year, a decrease of 3%.  The decrease was primarily attributed to higher margins for the products included in the category of lumber and building materials.  The newer products, described above, also carried higher margins.

Operating expenses accounted for 12% of sales for the second quarter of the current fiscal year compared to 10% for the second quarter of the last fiscal year, an increase of 2%.  The increase was primarily due to the increase in wages and employee benefits proportionately to sales resulting from the reorganization changes described earlier. General and administrative expenses for the Company were $555,14 5 for the second quarter of the current fiscal year , which was lower by $211,08 6 than the general and administrative expenses of $766,231 for the second quarter of the last fiscal year.  Management believes that with the current organizational structure, general and administrative expenses will remain constant at slightly under $600,000 per quarter.

The net income for the second quarter of the current fiscal year was $104,624 compared to a net loss experienced by the Company during the second fiscal quarter of the last fiscal year in the amount of ($43,840).  The increase in net income was due primarily to higher sales and higher profit margins in both the industrial wood products segment of the business and the lumber and building materials segment of the business.  The improved financial results came about because in the prior financial reporting periods the Company was introducing new products to the market. In some cases, the Company was entering into markets where previously they had not been active. These actions required sales costs, including free samples and price discounting, which are no longer necessary. The elimination of these costs increased sales margins

The diluted earnings per share was $0.07 for the second fiscal quarter of Fiscal 2005 compared to a diluted loss per share of ($0.03) for the second fiscal quarter of Fiscal 2004.

Six Months Ended February 28, 2005 and February 29, 2004

For the first six months of the current fiscal year, ended February 28, 2005, sales increased 16% to $37,485,055 compared to $32,365,737 for the same fiscal period of the previous fiscal year.

The principal reason for the 16% increase in sales was the result of continuing the changes, which were instigated during Fiscal 2003. These changes included the introduction of new products in the area of lumber and building material sales; reorganizations at Jewett Cameron Seed Company; and, higher prices of the products sold through Greenwood Products. The higher prices of the products sold through Greenwood Products is a direct result of higher raw material costs for these items. The new products introduced through Jewett Cameron Lumber Company included dog kennels; outdoor gates; mobile outdoor umbrellas; green houses; and, storage buildings. The reorganization at Jewett Cameron Seed Company consisted of some changes in staff responsibilities and a reduction in line management.

Sales of lumber and materials were $5,707,065 for the first six months, an increase of 17% compared to sales of $4,894,952 for the first six months of the last fiscal last year. Management attributes this increase to the Company’s continuing shift towards additional product lines including such as dog kennels, metal fencing and other products.

Revenue from the sales of industrial wood products was $28,641,150 for the first six months, an increase of 19% compared to revenues of $23,970,907 for the first six months of last year.

Sales of pneumatic tools and industrial clamps were $558,507 for the first six months compared to $475,323 for the first six months of the last fiscal year, an increase of 17.5%. The efforts of the sales staff, hired during Fiscal 2003, continue to result in the stronger sales evidenced during the first six months of Fiscal 2005.

Sales of processed seeds and grain were $2,578,333 for the first six months compared to $3,024,555 for the first six months of the last fiscal year, a decrease of 15%. The sales of processed seeds and grain are accomplished through the activities of Jewett Cameron Seed Company, which is a wholly owned subsidiary of Jewett Cameron Lumber Company.  The decrease in sales, which occurred in the first six months of Fiscal 2005 as compared to the first six months of Fiscal 2004, was due primarily to normal seasonal fluctuations.

Cost of sales accounted for 87% of sales for the first six months compared to 88% for the first six months of the prior fiscal year, a decrease of 1%.

Operating expenses accounted for 12% of sales for the first six months compared to 11% for the first six months of the last fiscal year, an increase of 1%.  The increase was primarily due to the increase in wages and employee benefits proportionately to sales. This increase resulted from the inclusion of independent sales representatives in this category that were accounted for in the past as a general sales expense.  General and administrative expenses for the Company were $1,151,749 for the first six months, which was lower by $212,921 than the general and administrative expenses of $1,364,670 for the first six months of the last fiscal year.  Management believes that with the current organizational structure, general and administrative expenses will remain constant at slightly under $600,000 per quarter.

The net income for the six months ended February 28, 2005 was $272,459, which represents a 530% increase over the first six months of the last fiscal year when the Company had net income in the amount of $51,095.  The increase in net income was due primarily to higher sales and higher profit margins in both the industrial wood products segment of the business and the lumber and building materials segment of the business.  The reasons for the increases are identical to those disclosed earlier in RESULTS OF OPERATIONS, Three Months Ended February 28, 2005 and February 29, 2004.

The diluted earnings per share was $0.18 for the first six months of Fiscal 2005 compared to diluted earnings per share of $0.03 for the first six months of Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2005 , the Company had working capital of $5,958,603, which represented an increase of $411,619 as compared to the working capital position of $5,546,984 as of August 31, 2004.  The primary reason for the increase in working capital was an increase in cash and cash equivalents in the amount of $856,709. Accounts receivable also increased in the amount of $1,401,191. Prepaid expenses increased from $123,890 at August 31, 2004 to $190,070 at February 28, 2005. The increase in the working capital result ing from the 15% increase in sales also decrease d bank indebtedness in the amount of  $1,296,680.  The higher revenues and the resultant increase in liquidity allowed the Company to reduce its bank borrowing. The greater sales activity did result in an increase in accounts payable at February 28, 2005 in the amount of $3,165,996 as compared to accounts payable in the amount of $2,375,785 at August 31, 2004.

Accounts receivable and inventory represented 92% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on February 28, 2005 of $4,952,872 and an outstanding balance as of August 31, 2004 of $6,249,552.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs during the remainder of the current fiscal year.

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

Demand for Company products may change:

In the past the Company has experienced decreasing annual sales in the areas of lumber and building materials and industrial tools. The reasons for this can be generally attributed to worldwide economic conditions, specifically those pertaining to lumber prices; demand for industrial tools; and, consumer interest rates. If economic conditions continue to worsen or if consumer preferences change, the Company could experience a significant decrease in profitability.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of February 28, 2005.  However, the Company is exposed to interest rate risk.

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

Part II – OTHER INFORMATION

Item 1.

 Legal Proceedings

---No Disclosure Required---

Item 2.

  Unregstered Sales of Equity in Securities and Use of Proceeds

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: April 13, 2005

        /s/  Donald M. Boone

  Donald M. Boone, President/CEO/Director

Dated: Apirl 13, 2005                                /s/  Michael C. Nasser

                                                                        Michael C. Nasser, Corporate Secretary