Form 10-Q
period 2005-05-31
JEWETT CAMERON TRADING CO LTD
filed 2005-07-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes                 No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock,

as of May 31, 2005.  Common Stock, no par value

1,465,859 Shares

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets at May 31, 2005 and August 31, 2004

Consolidated Statements of Operations for the Three-Month Periods Ended May 31, 2005 and May 31, 2004 and the Nine-Month Periods Ended May 31, 2005 and May 31, 2004

Consolidated Statement of Stockholders’ Equity at May 31 , 2005

Consolidated Statements of Cash Flows for the Three-Month Periods Ended May 31, 2005 and May 31, 2004 and the Nine-Month Periods ended May 31, 2005 and May 31, 2004.

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

Item 1.  Legal Proceedings

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 5.  Other Information

Item 6.  Exhibits

Signatures

Certifications

Exhibits - - 31.1 and 32.1 – Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

(Prepared by Management)

	May 31, 2005	August 31, 2004
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 946,905	$ 290,482
Accounts receivable, net of allowance of $Nil (August 31, 2004- $Nil)	6,418,832	6,514,455
Inventory (Note 3)	8,123,617	10,070,201
Prepaid expenses	126,307	123,890
Note receivable (Note 4)	67,652	89,747

Total current assets	15,683,313	17,088,775

Property, plant and equipment (Note 5)	2,556,128	2,791,508

Deferred income taxes (Note 6)	45,700	45,700

Total assets	$ 18,285,141	$ 19,925,983

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Unaudited)

(Prepared by Management)

		May 31, 2005	August 31, 2004
		(Unaudited)

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 3,778,152	$ 6,249,552
Notes payable (Note 8)		1,899,291	1,899,292
Accounts payable		2,517,913	2,375,785
Accrued liabilities		927,077	825,712
Income taxes payable		162,960	191,450

Total current liabilities		9,285,393	11,541,791

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,465,859	Common shares (August 31, 2004 – 1,465,859)	1,802,264	1,802,264
Additional paid-in capital		583,211	583,211
Retained earnings		6,614,273	5,998,717

Total stockholders' equity		8,999,748	8,384,192

Total liabilities and stockholders' equity		$ 18,285,141	$ 19,925,983

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited)

(Prepared by Management)

	Three Month Period Ended May 31, 2005	Three Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2005	Nine Month Period Ended May 31, 2004

SALES	$ 19,184,172	$ 20,191,769	$ 56,669,227	$ 52,557,506

COST OF SALES	16,430,186	17,478,125	48,924,551	46,062,071

GROSS PROFIT	2,753,986	2,713,644	7,744,676	6,495,435

OPERATING EXPENSES
General and administrative	670,384	597,123	1,822,133	1,961,792
Depreciation	96,724	85,592	290,794	254,217
Wages and employee benefits	1,349,415	1,298,909	4,346,342	3,296,273

	(2,116,523)	(1,981,624)	(6,459,269)	(5,512,282)

Income from operations	637,463	732,020	1,285,407	983,153

OTHER ITEMS
Interest and other income	11,773	38,016	41,914	38,466
Interest expense	(124,139)	(100,964)	(364,765)	(286,752)

	(112,366)	(62,948)	(322,851)	(248,286)

Income before income taxes	525,097	669,072	962,556	734,867

Income tax expense	(182,000)	(269,300)	(347,000)	(284,000)

Net income for the period	$ 343,097	$ 399,772	$ 615,556	$ 450,867

Basic net income per common share	$ .23	$ .26	$ .42	$ .31

Diluted net income per common share	$ .22	$ .25	$ .40	$ .30

Weighted average number of common shares outstanding
Basic	1,465,859	1,465,858	1,465,859	1,463,154
Diluted	1,525,715	1,530,049	1,529,367	1,525,218

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(Unaudited)

(Prepared by Management)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, August 31, 2004	1,465,859	$ 1,802,264	$ 583,211	$ 5,998,717	$ 8,384,192

Net income for the period	-	-	-	615,556	615,556

Balance, May 31, 2005	1,465,859	$ 1,802,264	$ 583,211	$ 6,614,273	$ 8,999,748

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

(Prepared by Management)

	Three Month Period Ended May 31, 2005	Three Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2005	Nine Month Period Ended May 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 343,097	$ 399,772	$ 615,556	$ 450,867
Items not involving an outlay of cash:
Depreciation	96,724	85,592	290,794	254,217
Gain on sale of property, plant and equipment	-	-	(9,297)	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	1,496,814	448,631	95,623	(1,340,120)
(Increase) decrease in inventory	69,016	(859,279)	1,946,584	(122,954)
(Increase) decrease in prepaid expenses	63,763	14,779	(2,417)	(27,576)
Decrease in income tax receivable	-	529,025	-	529,025
Decrease in note receivable	10,300	550	22,095	15,241
Increase (decrease) in accounts payable and accrued liabilities	(1,225,376)	801,727	243,492	1,699,760
Increase (decrease) in income taxes payable	120,600	-	(28,490)	-

Net cash provided by operating activities	974,938	1,420,797	3,173,940	1,458,460

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(1,174,720)	(1,465,259)	(2,471,400)	(420,406)
Issuance of capital stock for cash	-	-	-	26,474
Repayment of notes payable	-	(250,000)	-	(362,663)

Net cash used in financing activities	(1,174,720)	(1,715,259)	(2,471,400)	(756,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(504)	(72,351)	(60,117)	(518,700)
Proceeds on sale of property, plant and equipment	-	-	14,000	-

Net cash used in investing activities	(504)	(72,351)	(46,117)	(518,700)

Change in cash and cash equivalents	(200,286)	(366,813)	656,423	183,165

Cash and cash equivalents, beginning of period	1,147,191	786,849	290,482	236,871

Cash and cash equivalents, end of period	$ 946,905	$ 420,036	$ 946,905	$ 420,036

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which are not materially different from generally accepted accounting principles in Canada.  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2004.  The results of operations for the nine month period ended May 31, 2005 are not necessarily indicative of the results to be expected for the year ending August 31, 2005.

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

MAY 31, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At May 31, 2005 and August 31, 2004, cash and cash equivalents consisted of cash held at financial institutions.

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

MAY 31, 2005

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

The net income per share data for the periods ended May 31, 2005 and May 31, 2004 is summarized as follows:

	Three Month Period Ended May 31, 2005	Three Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2005	Nine Month Period Ended May 31, 2004

Net income for the period	$ 343,097	$ 399,772	$ 615,556	$ 450,867

Basic net income per share weighted
average number of common shares outstanding	1,465,859	1,465,858	1,465,859	1,463,154

Effect of dilutive securities	59,856	64,191	63,508	62,064

Diluted net income per share
weighted average number of common
shares outstanding	1,525,715	1,530,049	1,529,367	1,525,218

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

MAY 31, 2005

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net income and net income per share would have been reduced (increased) to the following pro-forma amounts:

	Three Month Period Ended May 31, 2005	Three Month Period Ended May 31, 2004	Nine Month Period Ended May 31, 2005	Nine Month Period Ended May 31, 2004
Net income As reported	$ 343,097	$ 399,772	$ 615,556	$ 450,867

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-	-	-

Less: Total stock-based employee compensation expense determined under SFAS 123, net of related tax effects	-	-	-	-

Pro forma	$ 343,097	$ 399,722	$ 615,556	$ 450,867

Basic income (loss) per share
As reported	$ .23	$ .26	$ .42	$ .31

Pro forma	$ .23	$ .26	$ .42	$ .31

Diluted income (loss) per share
As reported	$ .22	$ .25	$ .40	$ .30

Pro forma	$ .22	$ .25	$ .40	$ .30

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

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

Notes payable

The carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments are as follows:

	May 31, 2005		August 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 946,905	$ 946,905	$ 290,482	$ 290,482
Accounts receivable	6,418,832	6,418,832	6,514,455	6,514,455
Note receivable	67,652	67,652	89,747	89,747
Bank indebtedness	3,778,155	3,778,152	6,249,552	6,249,552
Accounts payable, accrued liabilities and income taxes payable	3,607,950	3,607,950	3,392,948	3,392,948
Notes payable	1,899,291	1,899,291	1,899,291	1,899,291

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

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

MAY 31, 2005

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

SFAS No. 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and Emerging Issues Task Force 96-18.  SFAS No. 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123R as of the first annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS No. 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.

INVENTORY

	May 31, 2005	August 31, 2004

Home improvement and wood products	$ 7,057,999	$ 9,306,682
Air tools and industrial clamps	339,613	256,176
Agricultural seed products	726,005	507,343

	$ 8,123,617	$ 10,070,201

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.  The note was assumed from Greenwood Forest Products, Inc. “Greenwood” during the year ended August 31, 2003 in exchange for a note payable which is included in the notes payable balance as of May 31, 2005.

5.

PROPERTY, PLANT AND EQUIPMENT

	May 31, 2005	August 31, 2004

Office equipment	$ 615,242	$ 571,635
Warehouse equipment	1,152,893	1,154,108
Buildings	2,345,034	2,345,034
Land	608,066	608,066

	4,721,235	4,678,843
Accumulated depreciation	(2,165,107)	(1,887,335)

Net book value	$ 2,556,128	$ 2,791,508

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

7.

BANK INDEBTEDNESS

	May 31, 2005	August 31, 2004

Demand loan	$ 3,778,152	$ 6,249,552

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points  The weighted average interest rate for the period was 5.45% (2004 – 3.47%)

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

8.

NOTES PAYABLE

	May 31, 2005	August 31, 2004

Note payable bears interest at the U.S. prime rate plus 2% per annum and was due March 15, 2005. Currently the note is due on demand.	$ 1,499,291	$ 1,499,291

Note payable bears interest at the U.S. prime rate plus 2% per annum and was due March 15, 2005. Currently the note is due on demand	400,000	400,000

	$ 1,899,291	$ 1,899,291

The notes are due to the former shareholders of Greenwood for the inventory purchases completed during the year ended August 31, 2003.  The amounts were converted from trade payable to notes payable during the year ended August 31, 2003.

Prior to the due date, the Company has initiated legal action to resolve the balances due on the notes.  (Note 11).

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

MAY 31, 2005

10.

STOCK OPTIONS  (cont’d…)

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Proceeds received by the Company from exercise of stock options are credited to capital stock.

At May 31, 2005, employee incentive stock options were outstanding and exercisable enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan:

	Number of Shares	Weighted Average Exercise Price

Outstanding at May 31, 2005 and August 31, 2004	105,000	Cdn$ 2.83

Following is a summary of the status of options outstanding at May 31, 2005:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Remaining Contractual Life (in Years)	Exercise Price	Number	Exercise Price

Cdn$2.83	105,000	1.18	Cdn$ 2.83	105,000	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products, Inc. During fiscal 2003 the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two notes payable, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the notes as to the final amounts owing and accordingly has recorded its estimate of the amounts owing based on information available to it as at May 31, 2005 and August 31, 2004.  In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.  Subsequent to the balance sheet date a deposit was made to the court for the full balance of the loans payable, as computed by the Company.

b)

The Company leases office premises pursuant to an operating lease which expires in January 2006. For the nine month periods ended May 31, 2005 and May 31, 2004, rental expense was $143,213 and $136,382 respectively.  The Company has extended this lease with a new expiration date of January 31, 2006.

Future minimum annual lease payments are as follows:

Fiscal 2005	$ 40,800
Fiscal 2006	$ 71,500

c)

At May 31, 2005, the Company had an un-utilized line-of-credit of approximately $4,000,000 (Note 7).

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

12.

SEGMENT INFORMATION (cont'd…)

Following is a summary of segmented information for the nine month periods ended May 31, 2005 and May 31, 2004:

	May 31, 2005	May 31, 2004

Sales to unaffiliated customers:
Lumber and building materials	$ 10,070,112	$ 9,902,883
Industrial tools	844,053	748,815
Industrial wood products	42,111,051	38,050,898
Seed processing and sales	3,644,011	3,854,910

	$ 56,669,227	$ 52,557,506

Income (loss) from operations:
Lumber and building materials	$ (121,805)	$ (143,658)
Industrial tools	119,415	49,439
Industrial wood products	1,307,733	1,157,323
Seed processing and sales	7,143	(63,111)
General corporate	(27,079)	(16,840)

	$ 1,285,407	$ 983,153

Identifiable assets:
Lumber and building materials	$ 7,260,422	$ 7,094,810
Industrial tools	111,006	112,021
Industrial wood products	9,435,621	11,522,799
Seed processing and sales	1,467,096	1,083,437
General corporate	10,996	93,590

	$ 18,285,141	$ 19,906,657

Depreciation:
Lumber and building materials	$ 231,038	$ 197,008
Industrial wood products	59,756	57,209

	$ 290,794	$ 254,217

Capital expenditures:
Lumber and building materials	$ 49,127	$ 459,712
Seed processing and sales	2,865	30,118
Industrial wood products	8,125	28,870

	$ 60,117	$ 518,700

Interest expense:
Industrial wood products	$ 364,785	$ 286,752

	$ 364,785	$ 286,752

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2005

12.

SEGMENT INFORMATION (cont'd…)

For the nine month periods ended May 31, 2005 and May 31, 2004, the Company made sales of $7,716,574 (2004 - $6,314,020) to customers of the building materials segment which were in excess of 10% of total sales for the nine month period.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At May 31, 2005 and August 31, 2004, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended May 31, 2005, the Company had no suppliers that accounted for greater than 10% of total purchases.  For the nine month period ended May 31, 2004, there were two suppliers totalling $6,480,563 and $3,741,428 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For nine month period ended May 31, 2005	For nine month period ended May 31, 2004

Cash paid during the period for:
Interest	$ 364,765	$ 286,752
Income taxes	$ 406,210	$ -

There were no significant non-cash transactions for the nine month periods ended May 31, 2005 and May 31, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

These unaudited consolidated financial statements are those of Jewett-Cameron Trading Company Ltd. (the “Company” or “Jewett-Cameron”) and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary to fairly state its financial position as of May 31, 2005 and August 31, 2004 and its results of operations and its cash flows for the three-month periods and the nine-month periods ended May 31, 2005 and May 31, 2004 in conformity with US GAAP.  Operating results for the three-month period and the nine-month period ended May 31, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2005.

The Company’s number of days in receivables was approximately 32 days as at May 31, 2005 and at August 31, 2004 the number of days in receivables were 30.

The Company’s number of days in inventory remained constant at 60 as at May 31, 2005 and 55 days as at August 31, 2004.

RESULTS OF OPERATIONS

Jewett Cameron’s operations are classified into four principal industry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett Cameron Lumber Corporation (“Jewett Cameron Lumber”), a wholly owned subsidiary of the Company, and consist primarily of lumber and building materials such as decking materials, fencing materials, lattice work, arbors, garden seats, green houses, dog kennels, outdoor umbrellas, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc. (“Greenwood Products”) , a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Approximately 50% of Greenwood Product s’ sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   The processing and sale of agricultural seeds consists of the storage, processing and distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and consequently, a greater portion of the revenues attributable to Jewett Cameron Seed Company occurs during this time of year. The Company’s major distribution centers are located in North Plains, Oregon and Ogden, Utah.

Three Months Ended May 31 , 2005 and May 31 , 2004

For the third quarter ended May 31, 2005, sales decreased 5% to $19,184,172 compared to $20,191,768 for the same quarter of the previous fiscal year.

The principal reason for the 5% decrease in sales was due to the following lower sales in both Jewett-Cameron Lumber and Greenwood Products.

Sales attributable to Jewett-Cameron Lumber decreased in the amount of $644,884 due to the management’s decision to concentrate sales efforts in the area of higher margin products. This has resulted in somewhat lower sales volumes, but greater profits.

Sales attributable to Greenwood Products decreased in the amount of $610,091 during the three months ended May 31, 2005 as compared to the three months ended May 31, 2004. Management feels that the lower volume of sales is due simply to a market slowdown during the most recent period as there have been no changes to either the product line or prices.

Cost of sales accounted for 86% of sales for the third quarter compared to 87% for the third quarter of the prior fiscal year.

The cost of sale attributable to Jewett-Cameron Lumber decreased by 18% during the three months ended May 31, 2005 as compared to the three months ended May 31, 2004. There were no changes in product lines or significant changes in volume and management attributes the decrease primarily to the decreases in the prices of the materials during the period.

The cost of sales attributable to Jewett-Cameron Seed Company increased 32% during the three-month period ended May 31, 2005 as compared to the three-month period ended May 31, 2004. The reason for the increase in the cost of sales was the higher volume of sales.

The cost of sales attributable to MSI-PRO increased 8% during the three-month period ended May 31, 2005 as compared to the three-month period ended May 31, 2004. The reason for the increase was the shift to higher priced products.

The cost of sales attributable to Greenwood Products decreased 4% during the three-month period ended May 31, 2005 as compared to the three-month period ended May 31, 2004. The primary reason for the decrease was the overall decrease in the price of the raw materials utilized in the panel products. A secondary reason was that management decided to carry slightly lower inventories and this resulted in lower carrying costs.

Operating expenses accounted for 11% of sales for the third quarter compared to 10% for the second quarter of the last fiscal year, an increase of 1%.  The slight increase is attributable to higher professional fees, which were attributable to increased audit work resulting from new regulations.

The net income for the third quarter of the current fiscal year was $343,097 compared to net income of $384,642 for the third fiscal quarter of the last fiscal.  The decrease in net income was due primarily to management’s decision to increase accruals.

The diluted earnings per share was $0.22 for the third fiscal quarter of Fiscal 2005 compared to diluted earnings per share of $0.25 for the third fiscal quarter of Fiscal 2004.

Nine Months Ended May 31, 2005 and May 31, 2004

For the first nine months of the current fiscal year, ended May 31, 2005, sales increased 8% to $56,669,227 compared to $52,557,506 for the same fiscal period of the previous fiscal year.

The principal reasons for the 8% increase in overall sales are as follows:

Sales of lumber and building materials were $10,070,112 for the first nine months, an increase of 2% compared to sales of $9,902,883 for the first nine months of the last fiscal last year. An effort to shift from our traditional wood product mix towards metal based products continues. The result is a higher margin proprietary product line with anticipated growth in both volume and profitability. The overall impact on sales of products associated with Jewett-Cameron Lumber was a slight increase as the higher prices were passed on to customers. Margins also improved due to management efficiencies.

Revenue from the sales of industrial wood products was $42,111,051 for the first nine months, an increase of 11% compared to revenues of $38,050,898 for the first nine months of last year. Management feels that the increase in sales was due to a stronger market as there has been no significant change in product lines.

Sales of pneumatic tools and industrial clamps were $844,053 for the first nine months compared to $748,815 for the first nine months of the last fiscal year, an increase of 13%.  This increase was due to the introduction of products with higher margins than those sold in the past.

Sales of processed seeds and grain were $3,644,012 for the first nine months compared to $3,854,910 for the first nine months of the last fiscal year, a decrease of 5%.  The decrease in sales was due to the fact that the majority of the sales were of grasses rather than clovers. The price of grass decreased during the first nine months ended May 31, 2005.

Cost of sales accounted for 87% of sales for the first nine months compared to 88% for the first nine months of the prior fiscal year, a decrease of 1%.

Operating expenses accounted for 12% of sales for the first nine months compared to 11% for the first nine months of the last fiscal year, an increase of 1%.  The increase was primarily due to the increase in wages and employee benefits proportionately to sales. This increase resulted from the inclusion of independent sales representatives in this category that were accounted for in the past as a general sales expense.  General and administrative expenses for the Company were $1,822,133 for the first nine months, which was lower by $139,659 than the general and administrative expenses of $1,961,792 for the first nine months of the last fiscal year.  Management believes that with the current organizational structure, general and administrative expenses will remain constant at slightly over $600,000 per quarter.

The net income for the nine months ended May 31, 2005 was $615,556, which represents a 37% increase over the first nine months of the last fiscal year when the Company had net income in the amount of $450,867.  The increase in net income was due primarily to higher demand in the industrial wood products segment of the business and the sales of products with higher margins in both the lumber and building materials segment of the business and the industrial tools segment of the business.

The diluted earnings per share was $0.40 for the nine month period ended May 31, 2005 compared to diluted earnings per share of $0.30 for the nine months ended May 31, 2004, an increase of 33%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2005 , the Company had working capital of $6,397,920, which represented an increase of $850,936 as compared to the working capital position of $5,546,984 as of August 31, 2004.  The primary reason for the increase in working capital was an increase in cash and cash equivalents in the amount of $656,423. Accounts receivable decreased in the amount of $95,623. Prepaid expenses increased from $123,890 at August 31, 2004 to $126,307 at May 31, 2005.

There are no specific reasons for the decrease in receivables other than the timing of collections, which were faster during the fiscal period.

The primary reason for the increase in cash is the fact that inventories for Greenwood Products decreased.

Accounts receivable and inventory represented 93% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on May 31, 2005 of $3,778,152 and an outstanding balance as of August 31, 2004 of $6,249,552.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of May 31, 2005.  However, the Company is exposed to interest rate risk.

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

Part II – OTHER INFORMATION

Item 1.

 Legal Proceedings

---No Disclosure Required---

Item 2.

 Unregistered Sales of Equity in Securities and Use of Proceeds

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: July 14, 2005	Signed: /s/ Donald M. Boone Donald M. Boone President/CEO/Director

Dated: July 14, 2005	Signed: /s/ Michael C. Nasser Michael C. Nasser Corporate Secretary