Form 10-K
period 2005-08-31
JEWETT CAMERON TRADING CO LTD
filed 2005-11-30
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934

FISCAL YEAR ENDED AUGUST 31, 200 5

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ________

Commission File Number: 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.

(Name of small business issuer in its charter)

_________British Columbia, Canada_______                 _________N/A_________

(State or Incorporation or Organization)                 (IRS Employer ID No.)

32275 NW Hillcrest, North Plains, Oregon, USA  97133

(Address of principal executive offices)

Issuer’s Telephone Number, 503-647-0110

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                              [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                           [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:                August 31, 2005 = $13,289,134

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2005:                            1,532,359

Index to Exhibits on Page 64

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 200 5

TABLE OF CONTENTS

	PART I
		Page

Item 1.	Business	4
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplemental Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	53
Item 9B.	Other Information	57

	PART III

Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management	62
Item 13.	Certain Relationships and Related Transactions	63
Item 14.	Principal Accounting Fees and Services	63

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	64

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

BUSINESS OF JEWETT-CAMERON TRADING COMPANY LTD.

The Company’s operations are classified into four principal industry segments:

a) the processing/sale of industrial products to original equipment manufacturers (“oem’s”);

b) the sale of lumber/building materials/dog kennels/general purpose shelters/greenhouses to home improvement centers;

c) the processing and sale of agricultural seeds; and

d) the sale of pneumatic air tools and industrial clamps.

Sales have been approximately $7 5 million, $ 71 million, and $ 55 million during Fiscal 200 5 /200 4 /200 3 , respectively.

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

These factors include, but are not limited to, the fact that the Company is in a highly-competitive business and is seeking additional financing to expand its business, which factors are set forth in more detail elsewhere in this Annual Report, including in the sections ITEM #1, “Narrative Description of Business”, ITEM #1, “Risk Factors”, ITEM #7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

 Facsimile: 503-647-2272

 Website: www.jewettcameron.com

 E-mail: don@jewettcameron.com

The contact person is Donald M. Boone, President/CEO/Treasurer and Director.

The Company’s authorized capital includes 20,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of 8/31/200 5 there were 1,479,859 common shares outstanding. As of 11/10/2005 there were 1,532,359 common shares outstanding.

The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are listed on the Nasdaq Small Cap Stock Exchange in the United States with the symbol “JCTCF”.

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

	Sales
Product Line	FY 2005	FY 2004	FY 2003
Industrial wood products	$55,381,407	$52,724,000	$44,195,963
Lumber and building materials	13,328,794	12,764,651	7,063,507
Seed processing and sales	4,824,080	4,846,341	3,230,151
Industrial tools/clamps	1,083,180 $74,617,461	1,000,135 $71,335,127	878,966 $55,368,587

	Operating Profits
Product Line	FY 2005	FY 2004	FY 2003
Industrial wood products	$1,625,143	$1,668,685	$730,781
Lumber and building materials	(156,902)	(581,070)	(124,928)
Seed processing and sales	(9,629)	91,741	46,114
Industrial tools/clamps	120,238	89,941	103,362
General corporate	(52,968) $1,525,882	(50,123) $1,219,174	(16,003) $739,326

	Identifiable Assets
Product Line	FY 2005	FY 2004	FY 2003
Industrial wood products	$6,136,133	$5,571,313	$7,027,843
Lumber and building materials	98,806	92,541	95,885
Seed processing and sales	9,634,991	12,997,448	9,177,682
Industrial tools/clamps	1,467,309	1,255,379	2,201,094
General corporate	201,119 $17,538,358	9,302 $19,925,983	10,121 $18,512,625

Major Customers	Fiscal Years Ended August 31st
	2005	2004	2003	2002	2001
U.S. Marine	13%	13%	11%	7%	n/a
Home Depot Inc.	4%	6%	5%	21%	30%
Menards	4%	5%	2%	0%	0%
Broyhill Furniture	3%	4%	3%	0%	n/a
Crown Line Boats	2%	3%	3%	2%	n/a
Lowes Companies	2%	2%	2%	5%	8%
Fred Meyer Inc.	0%	1%	2%	7%	40%
HomeBase Inc.	0%	0%	0%	1%	3%

The top ten customers are responsible for 37% (FY2004 = 39%) of total sales. Management believes that the Company is in no danger of losing any of its major customers.

Industrial Wood Products

Greenwood Products Inc. (“GPI”)

Th is business i nvolves the processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers , primarily in the transportation and recreational boating industries in the United States.  Approximately half of GPI’s sales are attributable to the recreational boating industry and are generally stronger during the winter months.  The value -added-nature of our wood components are that they will resist rust, rot and flame.   They also reduce sound and have a high degree of structural strength per pound.

Lumber and Buillding Materials

Jewett-Cameron Lumber Company (“JCLC”)

JCLC operates out of facilities located in North Plains, Oregon, and Ogden, Utah.  We compete in the following business segments: warehouse distribution and direct sales of building materials to home improvement centers which are located primarily on the West Coast from California to Alaska and the Rocky Mountain region; the export of finished building materials to customers who are located primarily in Mexico; and we sell specialty wood products for industrial use.

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

Our “wood” products are grouped into fencing, dimension lumber, plywood and garden timbers.

Non-wood items include dog kennels, greenhouses, multi-purpose storage buildings, outdoor gate systems and metal fencing panels.

#

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

We have no patents, trademarks, franchises, or concessions relating to any of our products and as a result they are not factors in our business.

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

The market for pneumatic air tools is very competitive.  In this industry, we face competition from better-financed companies with more sophisticated sales forces and more sophisticated distribution networks.  The U.S. market for pneumatic air tools is currently approximately $1 billion in annual sales, of which 30% are manufactured in the United States and 70% are imported.  The best-known US manufactured lines are Chicago Pneumatic and Ingersoll-Rand, which rank #1 and #2 in overall size in the industry; a smaller line, Sioux, is also manufactured in the United States.  The two largest imported lines today are Florida Pneumatic and Astro Tools; others include Sunnex, Ames, and Eagle.  Our sales in this industry represent a very small fraction of the market.

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

b.  Our bylaws give our Board of Directors the right to enter into any contract without the approval of our shareholders.  Therefore, our Executive Officers could decide to make an investment (buy shares, loan money, etc.) without shareholder approval.  If we acquire an asset or enter into a business combination, this could include exchanging a large amount of our common stock, which could dilute the ownership interest of present stockholders.

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

p.  The Company’s common shares currently trade within the Nasdaq Small Cap Stock Exchange in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock is 15,500 shares in the United States and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

q.  We are a Canadian company.  Some of our directors live outside the United States, and all or a substantial portion of their assets and our assets are, or may be located outside the United States.  Therefore, it will be difficult for you to serve us or our directors with a lawsuit in the United States.  You probably cannot recover any money if you get a judgment, including judgments based on violations of U.S. federal securities laws.  Further, you cannot sue us or our non-U.S. Directors in Canada for violation of U.S. federal securities laws since those laws do not have force of law in Canada.

#

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

In July 1994, the Company purchased, for $295,000, a distribution complex in Utah.  This 30-acre, 28,500 sq.ft. facility is used to service the Company’s customer base in the Rocky Mountain region.   It is located at 9501 West 900 South, Ogden, Utah.  There is currently one-full time employee and part-employees as needed seasonally.  The Company considers the facility adequate for current needs.

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

Effective 3/1/2002, the Company purchased the business and certain assets (including inventory) of Greenwood Forest Products Inc.  Furniture/equipment and a license were recorded at $261,000 and the Company agreed to purchase approximately $7 million in inventory over the next two years.  Greenwood Products Inc., incorporated to operate this business, functions out of a 8,000 sq.ft. leased facility.  The lease expires at the end of February 2006. The Company pays a $14,000 monthly lease payment.  It is located at 15895 S.W. 72nd Avenue, Suite 200, Tigard, Oregon.  There are currently twenty-two people employed here.  The Company began occupying this facility in February 2002 and considers the facility adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS

During Fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a fifteen-month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Inc (“GFP”).  During the year ended 8/31/2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased. During the fourth quarter of fiscal 2005, these notes were paid off by making a deposit to the former shareholders of GFP for the full balance of the notes payable as computed by the Company. The Company believes that these notes have been repaid; however the Company is currently in dispute with the holders of the notes as to the final amounts owing and believes that there are no further amounts owing. In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,

         RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the Nasdaq Small Cap Stock Exchange in the United States.  The trading symbol on the OTCBB for our common stock is “JCTCF” and the CUSIP number for our common stock is 47733C-20-7.  Our common stock began trading on the Nasdaq Small Cap Stock Exchange in April 1996.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the Nasdaq Small Cap Stock Exchange for the Company's common shares for: the last five fiscal years, the last eight fiscal quarters, and the last six months.  Prices are adjusted for a three-for-two stock split which was reflected in trading effective 2/27/2003.

Table No. 1

Nasdaq Small Cap Stock Exchange

Common Shares Trading Activity

US Dollars

_____________________________________________________________________________

_____________________________________________________________________________

Period Ended	Volume	High	Low	Closing
Monthly
10/31/2005	262,924	$11.07	$8.02	$9.04
9/30/2005	3,129,950	$14.19	$8.30	$10.80
8/31/2005	105,264	$9.75	$7.81	$8.98
7/31/2005	100,870	$9.65	$7.60	$8.60
6/30/2005	238,661	$10.95	$6.50	$8.38
5/31/2005	16,740	$6.90	$5.12	$6.65

Quarterly
8/31/2005	444,795	$10.95	$6.50	$8.98
5/31/2005	322,460	$10.96	$5.12	$6.65
2/28/2005	99.741	$7.50	$5.08	$7.27
11/30/2004	17.203	$7.71	$5.00	$6.06

8/31/2004	61,300	$6.20	$4.60	$5.99
5/31/2004	50,500	6.08	4.30	4.88
2/29/2004	27,400	5.20	4.10	4.35
11/30/2003	45,700	5.39	4.59	4.90

Yearly
8/31/2005	884,199	$10.96	$5.00	$8.98
8/31/2004	184,900	$6.20	$4.10	$5.99
8/31/2003	311,650	$5.80	$4.96	$5.26
8/31/2002	167,250	$6.49	$4.20	$5.89
8/31/2001	150,150	$4.46	$3.00	$4.20

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

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Share Prices Expressed in Canadian Dollars)

______________________________________________________________________________

______________________________________________________________________________

	Canadian Dollars
Period Ended	Volume	High	Low	Closing
Monthly
10/31/2005	2,400	$11.38	$9.75	$10.36
9/30/2005	39,724	$16.50	$11.25	$12.13
8/31/2005	1,630	$11.00	$10.00	$10.55
7/31/2005	100	$10.00	$10.00	$10.00
6/30/2005	2,333	$12.20	$9.42	$10.00
5/31/2005	nil	N/A	N/A	N/A

Quarterly
8/31/2005	4,063	$12.20	$9.42	$10.55
5/31/2005	4,895	$12.31	$8.00	$8.00
2/28/2005	27,342	$9.11	$7.65	$8.95
11/30/2005	3,042	$7.30	$6.26	$6.85

8/31/2004	4,700	$8.00	$7.12	$8.00
5/31/2004	6,200	8.00	5.77	7.12
2/29/2004	5,200	6.91	5.77	5.77
11/30/2003	3,600	7.30	6.85	6.89

Yearly
8/31/2005	39,342	$12.31	$6.26	$10.55
8/31/2004	19,700	$8.00	$5.77	$8.00
8/31/2003	49,950	$9.13	$7.20	$7.29
8/31/2002	77,550	$9.67	$6.67	$9.13
8/31/2001	81,450	$6.67	$5.00	$6.67

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

On 11/10/2005, the shareholders' list for the Company's common shares showed 21 registered shareholders and 1,532,360 common shares outstanding. Five of these shareholders were Canadian residents, holding 9,850 shares representing about 1% of the issued and outstanding common shares; 15 of these shareholders were U.S. residents, holding 1,522,410 shares representing about 99% of the issued and outstanding common shares; and one of these shareholders was a resident of another country, holding 300 shares representing less than 1% of the issued and outstanding common shares.

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

Recent Sales of Unregistered Securities;

Use of Proceeds from Registered Securities

Effective 9/23/2005, the Company issued 52,500 common shares pursuant to the exercise of 52,500 stock options for cash proceeds of $117,500.

During Fiscal 2005/2004/2003, the Company issued 14,000, 31,337, and 7,083 shares pursuant to its funding of the ESOP.  The Company relied on the exemption under Regulation 4.2.

Purchases of equity securities by the issuer and affiliated purchasers

The Company has traditionally purchased its common stock in the open market (“normal course issuer bid”) with the intent of subsequently canceling the shares.  Canadian regulations limit such purchases to 10% of the public float as of the date of Toronto Stock Exchange approval.  During Fiscal 2005/2004/2003, respectively, nil, nil and 11,500 (post-split) common shares were re-purchased; cost was $nil, $nil and $66,359.

On 2/17/2004, the Toronto Stock Exchange accepted a notice of intention from the Company to make a normal course issuer bid to purchase up to 59,515 of its common shares.  The amount represents 10% of the public float the common shares issued/outstanding as of 2/17/2004.  Purchases will be made on the open market through the facilities of the Toronto Stock Exchange.  Purchases pursuant to the bid may begin 2/19/2004 and the authorization expired no later than 2/18/2005.  Through 11/10/2005, no common shares had been acquired under the normal course bid.

#

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in Table No. 3 for the Company for Fiscal 2005/2004/2003 Ended August 31st was derived from the financial statements of the Company that have been audited by Davidson & Company, Chartered Accountants LLP, as indicated in their auditor’s report included elsewhere in this Annual Report.  The selected financial data set forth for the Fiscal 2002/2001 are derived from the Company's audited Fiscal 2002/2001 financial statements, not included herein.

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

Table No. 3

Selected Financial Data

($ in 000, except per share data)

_______________________________________________________________________________

_______________________________________________________________________________

	Year Ended 8/31/2005	Year Ended 8/31/2004	Year Ended 8/31/2003	Year Ended 8/31/2002	Year Ended 8/31/2001
Sales Revenue	$74,617	$71,335	$55,369	$43,625	$22,113
Gross Profit	$9,289	$8,240	$7,708	$7,118	$4,232
Net Income	$931	$567	$294	$837	$712
Basic Earnings per share	$0.63	$0.39	$0.20	$0.56	$0.48
Diluted Earnings per share	$0.60	$0.37	$0.19	$0.53	$0.46
Dividends Per Share	$0.00	$0.00	$0.00	$0.00	$0.00

Basic Wtg Avg. Shares (000)	1,479	1,464	1,468	1,503	1,483
Diluted Wtg Avg. Shares (000)	1,548	1,526	1,537	1,579	1,535
Period-end Shares O/S	1,480	1,466	1,460	1,508	1,611

Working Capital	$8,996	$5,547	$7,371	$4,384	$3,666
Long-Term Debt	$2,141	$ 0	2,262	0	0
Capital Stock	$1,884	$1,802	1,776	1,706	1,795
Shareholders’ Equity	$9,514	$8,384	7,791	7,417	6,694
Total Assets	$17,538	$19,926	18,513	14,402	7,677

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s operations are classified into four principle industry segments: a) the sale of building materials/dog kennels/greenhouses/multi purpose shelters to home improvement centers;

b) the processing/sale of industrial products to OEM’s;

c) the sale of pneumatic air tools and industrial clamps; and

d) the processing and sale of agricultural seeds.

Quarterly Results

	Fiscal 2005 Ended 8/31/2005				Fiscal 2004 Ended 8/31/2004
Revenue	$17,949	$19,184	$19,344	$19,140	$18,778	$20,192	$16,860	$15,506
Gross Profits	1,545	2,754	2,575	2,415	1,745	2,714	1,647	2,135
Net Income	314	343	105	168	116	385	(44)	95
Basic EPS (1)	$0.22	$0.23	$0.07	$0.11	$0.09	$0.25	($0.03)	$0.07

RESULTS OF OPERATIONS

Fiscal 2005 Ended August 31, 2005 versus Fiscal 2004

Sales increased 5% to $74.6 million during Fiscal 2005 as compared to $71.3 million in Fiscal 2004.  The majority of the increase in sales was attributable to Greenwood Products. Sales of industrial wood products by Greenwood increased $2.7 million. This was due to an enlarged customer base and fluctuations in the price of raw materials that were passed on to the customers.

Sales of building materials and components of the home improvement business by Jewett Cameron Lumber increased $564 thousand. The increased sales of lumber and building materials resulted from the introduction of new products, which occurred two years ago. These products include dog kennels, greenhouses and outdoor patio accessories. The market awareness of these products has increased since their introduction, because of the increased use of manufacturer’s representatives, which resulted in a greater number of sales personnel covering the market.

Gross profit for Fiscal 2005 increased 13% to $9.29 million as compared to $8.24 million for the fiscal year ended August 31, 2004. The gross margins increased because the Company has been able to charge its wholesale customers higher prices. (The introductory pricing utilized during the introduction of the newer products was increased during the past two years and accepted by the customers.)

Operating expenses increased by $742 thousand comparing Fiscal 2005 with Fiscal 2004. Both general and administrative expenses and depreciation expense increased slightly. The more substantial increased occurred in the category of wages and employee benefits, which increased, by $694 thousand comparing Fiscal 2005 with Fiscal 2004. The primary reasons for the increase in this category were medical insurance increases and additional performance bonuses.

Interest and other income increased by $177 thousand. The bulk of this was a rebate from an earlier investment in China that had not been expensed.

Because of reduced inventory levels, financing and interest expense decreased by $46 thousand comparing Fiscal 2005 with Fiscal 2004.

Net Income increased to $931,088 in Fiscal 2005 from $567,140 in Fiscal 2004.  Basic Earnings Per Share were $0.63 for Fiscal 2005 compared to $0.39 for the prior fiscal year; Diluted Earnings Per Share were $0.60 in Fiscal 2005 compared to $0.37 for the prior fiscal year.

Industrial Wood Products (Greenwood Products Inc.)

This division’s sales increased 5% to $55.4 million in Fiscal 2005 (FY2004 = $52.7 million).  Revenue was again enhanced by strong sales to the boat building and transportation industries (bus, subway, specialized truck carriers, etc.).  Before the end of the fiscal year, the Company had broadened its supplier contacts.  The Company has a practice of providing short-term fixed-price supply agreements and fixed price sales agreements up to three months. Divisional profitability decreased by 3% for the Fiscal Year ended August 31, 2005 as compared to the Fiscal Year ended August 31, 2004.  This decrease occurred because of normal fluctuations in the price of raw materials and the use of introductory pricing for new customers.

Revenue:	Divisional Income (Loss)
FY2005: $55.4 million	$1.62 million
FY2004: $52.7 million	$1.67 million
FY2003: $44.2 million	$731 thousand

Lumber and Building Materials (Jewett-Cameron Lumber Company)

This division’s sales rebounded again in Fiscal 2005 in response to new products introduced in mid-2003, reversing the declines in recent years.  Jewett-Cameron Lumber Company again recorded a loss in the amount of ($156,902) for the fiscal year ended August 31, 2005 as compared to a loss in the amount of ($581,070) for the fiscal year ended August 31, 2004. Losses within this division have occurred during the last three fiscal years because of the continued restructuring costs associated with the manufacturing facility and the new product lines. Management believes that profitability within this division will begin to occur during fiscal 2006 when all the previous restructuring becomes finalized.

Revenue:	Divisional Income (Loss)
FY2005: $13.3 million	($157 thousand)
FY2004: $12.8 million	($581 thousand)
FY2003: $ 7.1 million	($125 thousand)

Management attributes the revenue improvement to the successful introduction of new “non-wood” products, including kennels, greenhouses, portable storage buildings, outdoor seating, metal gates and metal fencing.  Such products represented nearly three-fourths of sales, which is consistent with FY2004.  This broader product line continues to allow the Company to utilize its strong marketing contacts at the big-box home improvement retailers and to gain entry into a more diversified mix of retailers.  In recent years, in an attempt to strengthen their profitability, the big-box retailers (Lowe’s, Home Depot, Fred Meyer, etc.) have decreased inventory purchases from “middlemen” like the Company in favor of manufacturers, such as Georgia-Pacific and Weyerhaeuser.  The Company manufactures these new products, through supply contracts in Asia, and is again a favored supplier to these potentially large customers, buoyed by its strong customer service capabilities.

Seed Processing and Sales (Jewett-Cameron Seed Company)

Sales and profitability attributable to Jewett-Cameron Seed Company were virtually the same during FY2005 as they were in FY2004.

Revenue:	Divisional Income (Loss)
FY2005: $4.8 million	($ 10 thousand)
FY2004: $4.8 million	$ 92 thousand
FY2003: $3.2 million	$ 46 thousand

Industrial Tools

Sales grew 8.3% to $1,083,180 and profits grew 34% to $120,238.  Management attributes the increase in profitability to wholesale pricing differences, and corporate re-structuring.

Revenue:	Divisional Income (Loss)
FY2005: $1.08 million	$120 thousand
FY2004: $1.00 million	$ 90 thousand
FY2003: $879 thousand	$103 thousand

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

Interest expense increased 13% in Fiscal 2004 to $391,246.  The primary reason for the increase was the higher level of borrowing resulting from the increased level of inventory required to support the elevated sales level of Fiscal 2004.

Net Income increased to $567,140 in Fiscal 2004 from $294,144 in Fiscal 2003.  Basic Earnings Per Share were $0.39 for Fiscal 2004 compared to $0.20 for last year; Diluted Earnings Per Share were $0.37 in Fiscal 2004 compared to $0.19 for last year.

Industrial Wood Products (Greenwood Products Inc.)

This division’s sales increased 19% to $52.7 million in Fiscal 2004 (FY2003 = $44.2 million).  Revenue was enhanced by strong sales to the boat building and transportation industries (bus, subway, specialized truck carriers, etc.).  Before the end of the fiscal year, the Company had broadened its supplier contacts.  The Company, once again, is able to obtain fixed-price supply agreements and fixed price sales agreements on a forward three-month basis; reversing this year’s situation mid-year when suppliers’ price increases were outside such agreements.  Divisional profitability more than doubled to $1,668,685 for Fiscal 2004 (FY2003 = $730,781).  Divisional profitability was 3.2% of revenue (FY2003 was 1.7%).

Lumber and Building Materials (Jewett-Cameron Lumber Company)

This division’s sales rebounded in response to new products introduced in mid-2003, reversing the declines in recent years.  Divisional profitability was weak because restructuring costs associated with the manufacturing facility and the new product lines; turning into a “manufacturer” rather than a distributor.

#

Revenue:	Divisional Income (Loss):
FY2004: $12.8 million	($581 thousand)
FY2003: $ 7.1 million	($125 thousand)
FY2002: $14.7 million	($427 thousand)

Management attributes the revenue improvement to the successful introduction of new “non-wood” products, including kennels, greenhouses, portable storage buildings, outdoor searing, metal gates and metal fencing.  Such products represented nearly three-fourths of sales, versus less than 10% in FY2002.  This broader product line allowed the Company to utilize its strong marketing contacts at the big-box home improvement retailers and to gain entry into a more diversified mix of retailers.  In recent years, in an attempt to strengthen their profitability, the big-box retailers (Lowe’s, Home Depot, Fred Meyer, etc.) have decreased inventory purchases from “middlemen” like the Company in favor of “manufacturers”, such as Georgia-Pacific and Weyerhaeuser.  The Company manufactures these new products, through supply contracts in Asia, and is again a favored supplier to these potentially large customers, buoyed by its strong customer service capabilities.

Seed Processing and Sales (Jewett-Cameron Seed Company)

Sales grew 50% this year and profitability nearly doubled. Management attributes this growth to successful marketing efforts and a new price structure for product/services.

Revenue:	Divisional Income (Loss):
FY2004: $4.8 million	$ 92 thousand
FY2003: $3.2 million	$ 46 thousand
FY2002: $2.6 million	$250 thousand

Seed inventory levels fell materially because a change from “holding” inventory for sale to collecting “storage fees” for future sale.

Industrial Tools

Sales grew 13% to $1,000,135 and profits fell 13% to $89,941.  Management attributes the decline in profitability to personnel changes and wholesale pricing differences, and corporate re-structuring.

Revenue:	Divisional Income (Loss):
FY2004: $1 million	$ 90 thousand
FY2003: $879 thousand	$103 thousand
FY2002: $777 thousand	$ 89 thousand

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

We continued to experience a decrease in sales in the area of lumber and building materials that management believes is due to recessionary conditions in the economy, causing customers to scale back their purchases of these discretionary items.  The loss of revenue from these products has been offset by the sales increases in our other business segments; however, we believe that once consumer confidence strengthens, lumber and building material sales will again trend upward.  We have also introduced new products for retailers, which, in the past, concentrated on more expensive items.

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

Lumber and Building Materials (Jewett-Cameron Lumber Company)

This division’s sales have decreased in each of the last three fiscal years:

Divisional profitability has fallen with the decreased sales:

Revenue:	Divisional Income:
FY2003: $ 7.1 million	($125 thousand)
FY2002: $14.7 million	$427 thousand
FY2001: $19.4 million	$841 thousand
FY2000: $23.4 million	$1.1 million
FY1999: $28.0 million	$1.2 million

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

Revenue:	Divisional Income:
FY2003: $3.2 million	$ 46 thousand
FY2002: $2.6 million	$250 thousand
FY2001: $1.8 million	$ 36 thousand

Industrial Tools

The Fiscal 1997 renaming of the industrial tools under the “MSI-PRO” label has continued to provide a better product identity and a more efficient use of marketing dollars.  Management’s re-organization of this business segment, including the hiring of a new sales manager two years ago, has resulted in the increased sales and profitability.

Revenue:	Divisional Income:
FY2003: $879 thousand	$103 thousand
FY2002: $777 thousand	$ 89 thousand
FY2001: $919 thousand	($ 24 thousand)

LIQUIDITY AND CAPITAL RESOURCES

Pending $5.0 Million Underwriting

The Company has filed a preliminary prospectus with the US Securities & Exchange Commission regarding the offering of 500,000 common shares at $10.00 per share.  This offering is self-underwritten on a best-efforts basis.   The Company has not established a minimum amount of proceeds that it must receive in the offering before any proceeds may be accepted.  Management anticipates beginning the offering in December 2005 with completion in early 2006.

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

The Company’s bank debt was $2,077,063 at 8/31/2005.  The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the fiscal year was 5.99% (2004 – 3.52%).

Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At 8/31/2005 and 8/31/2004, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

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

During the year ended 8/31/2005, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to existing accounting policies.  Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

i)

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

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

(iv)

Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services” (“EITF 96-18”).  SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) which is effective for fiscal years ending after December 15, 2005.  SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

Fiscal 2005 Ended August 31, 2005

Working capital was $9 million at 8/31/2005, up from $5.5 million at 8/31/2004. Major working capital changes during Fiscal 2005 were:

a.

An increase in the amount of cash of $319,462. This was a result of uncollected funds at year-end. (Deposits received and credited to the checking account but not yet collected by the Bank.)

b.

A decrease in the amount of inventory in the amount of $2,295,788. This was the result of management’s decision to reduce inventory levels.

c.

A decrease in the amount of prepaid expenses in the amount of $69,199. This was the result of a change in the billing cycle for insurance premiums.

d.

A decrease in a note receivable in the amount of $51,509. This was the result of a simple collection of the obligation.

e.

A decrease in bank indebtedness in the amount of $4,172,489. This was the result of the Company paying down the credit line with the funds made available by the real estate mortgage, the increased turnaround of receivables and the reduction in inventory.

f.

A decrease in notes payable in the amount of $1,899,292. This was the result of the payment of the note payable to Greenwood Products per the terms of the original purchase agreement.

Accounts payable, accrued liabilities and accrued income taxes all increased because of the higher level of sales activity, which occurred during the fiscal year.

Notes payable, in the amount of $1,899,292, were paid off during Fiscal 2005.

Management elected to mortgage its property located in North Plains, Oregon in the amount of $2,197,079 because of the favorable interest rates and these funds were used to pay off the notes payable and for general working capital purposes.

The daily cash needs of the Company are met throughout the year through the bank line-of-credit of Jewett-Cameron Lumber Company (“JCLC”) and from the daily operations associated with the normal course of business.  The bank line-of-credit along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

Cash flows from Fiscal 2005 Operating Activities totaled $4,082,325, including the $931,088 Net Income.  Material adjustments included $377,298 of amortization/depreciation; gain on sale of property/plant/equipment of ($8,827), deferred income taxes ($131,000); and a net change in non-cash working capital items of $2,834,826.

Cash Flows from Fiscal 2005 Investing Activities totaled ($7,661), consisting predominately of the purchase of property, plant and equipment.  Such capital investment related to JCLC facility remodeling to enable production of new products.

Cash Flows Used by 2005 Financing Activities totaled $3,757,202. The Company elected to repay bank indebtedness and notes payable in the aggregate amount of $6,071,781. The funds to accomplish this were received from mortgage debt in the amount of $2,197,079 and subscriptions received in advance in the amount of $117,500. (The subscriptions received in advance resulted from Donald M. Boone, the President of the Company, exercising his stock options) and the reduction of inventory levels.

Fiscal 2004 Ended August 31, 2004

Working capital was $5.5 million at 8/31/2004, down from $7.4 million last year.  Major working capital changes during Fiscal 2004 were:

a.

Increased inventory at $10,070,201 (up $1,409,720);

b.

Increased accounts payable/accrued liabilities of $3,392,947 (up

$939,944); and,

c.

A shift of notes payable from long-term debt to current liability.

These changes primarily resulted from increased operations.

The Company’s two notes payable were paid down by $362,663.  The $1.9 million notes payable bear interest at US prime rate plus 2% and were due March 2005 (extended from November 2004) or on demand thereafter.  Management anticipated repaying these notes during FY2005, perhaps with the proposed proceeds from the planned equity offering.

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

Cash Flows Used by 2004 Financing Activities totaled ($93,275) including proceeds from bank indebtedness in the amount of $242,464; proceeds from the sale of capital stock in the amount of $26,473 (exercise of stock options); and the aforementioned repayment of notes payable of ($362,663).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of 8/31/2005.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and notes thereto as required are attached hereto and found immediately following the text of this Annual Report.  The audit report of Davidson & Company, LLP is included herein immediately preceding the audited financial statements.

Audited Financial Statements: Fiscal 2004/2003/2002

Report of Independent Registered Accounting Firm, dated 10/28/2005

  Balance Sheets at 8/31/2005 and 8/31/2004

Consolidated Statements of Operations

  For the years ended 8/31/2005, 8/31/2004, and 8/31/2003

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2005, 8/31/2004, and 8/31/2003

Consolidated Statements of Cash Flows

  For the years ended 8/31/2005, 8/31/2004, and 8/31/2003

Notes to Financial Statements

Report of Independent Registered Accounting Firm, dated 10/28/2005

Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

#

DAVIDSON & COMPANY LLP  Chartered AccountantsA Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended August 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

October 28, 2005

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT AUGUST 31

	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$ 609,944	$ 290,482
Accounts receivable, net of allowance of $Nil (2004 - $Nil)	6,401,765	6,514,455
Inventory (Note 3)	7,774,413	10,070,201
Prepaid expenses	54,691	123,890
Note receivable (Note 4)	38,238	89,747

Total current assets	14,879,051	17,088,775

Property, plant and equipment (Note 5)	2,482,207	2,791,508

Deferred income taxes (Note 6)	177,100	45,700

Total assets	$ 17,538,358	$ 19,925,983

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS AT AUGUST 31

	2005	2004

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (Note 7)	$ 2,077,063	$ 6,249,552
Accounts payable	2,433,687	2,375,785
Accrued liabilities	965,412	825,712
Accrued income taxes	350,997	191,450
Current portion of promissory note	56,000	-
Notes payable (Note 8)	-	1,899,292

Total current liabilities	5,883,159	11,541,791

Long term liabilities
Promissory note (Note 9)	2,141,079	-

Total Long term liabilities	2,141,079	-

Total Liabilities	8,024,238	11,541,791

Contingent liabilities and commitments (Note 14)

Stockholders’ equity
Capital stock (Note 10)
Authorized
20,000,000 Common shares, without par value
10,000,000 Preferred shares, without par value
Issued
1,479,859 Common shares (2004 – 1,465,859)	1,883,604	1,802,264
Additional paid-in capital	583,211	583,211
Subscriptions received in advance (Note 10)	117,500	-
Retained earnings	6,929,805	5,998,717

	9,514,120	8,384,192

Less: Treasury stock – Nil common shares (2004 – Nil)	-	-

Total stockholders’ equity	9,514,120	8,384,192

Total liabilities and stockholders’ equity	$ 17,538,358	$ 19,925,983

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2005	2004	2003

SALES	$ 74,617,461	$ 71,335,127	$ 55,368,587

COST OF SALES	65,328,359	63,094,765	47,660,300

GROSS PROFIT	9,289,102	8,240,362	7,708,287

OPERATING EXPENSES
Selling, general and administrative expenses	2,535,858	2,512,166	1,798,008
Depreciation	377,298	352,933	333,123
Wages and employee benefits	4,850,064	4,156,089	4,837,830

	7,763,220	7,021,188	6,968,961

Income from operations	1,525,882	1,219,174	739,326

OTHER ITEMS
Interest and other income	215,797	38,712	2,048
Interest expense	(345,591)	(391,246)	(346,030)

	(129,794)	(352,534)	(343,982)

Income before income taxes	1,396,088	866,640	395,344

Income taxes (Note 6)
Current	596,400	249,500	25,000
Deferred	(131,400)	50,000	76,200

	465,000	299,500	101,200

Net income for the year	$ 931,088	$ 567,140	$ 294,144

Basic earnings per common share	$ 0.63	$ 0.39	$ 0.20

Diluted earnings per common share	$ 0.60	$ 0.37	$ 0.19

Weighted average number of common shares outstanding:
Basic	1,478,747	1,463,859	1,467,992
Diluted	1,548,845	1,526,687	1,536,807

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

Balance, August 31, 2002	1,508,493	$1,706,451	67,050	$ (257,272)	$ 602,587	$ -	$ 5,365,515	$ 7,417,281

Net income for the year	-	-	-	-	-	-	294,144	294,144
Private placement	12,860	106,100	-	-	-	-	-	106,100
Stock issued under employee ownership plan (“ESOP”)	7,083	58,789	-	-	-	-	-	58,789
Stock cancelled	(78,550)	(95,549)	-	-	-	-	-	(95,549)
Stock based compensation recovery	-	-	-	-	(19,376)	-	-	(19,376)
Treasury stock acquired	-	-	8,800	(66,359)	-	-	-	(66,359)
Treasury stock cancelled	-	-	(78,550)	323,631	-	-	-	323,631
Premium relating to cancellation of capital stock	-	-	-	-	-	-	(228,082)	(228,082)
Adjustment for 3:2 stock split	9,973	-	2,700	-	-	-	-	-

Balance, August 31, 2003	1,459,859	1,775,791	-	-	583,211	-	5,431,577	7,790,579

Net income for the year	-	-	-	-	-	-	567,140	567,140
Stock options exercised	6,000	26,473	-	-	-	-	-	26,473

Balance, August 31, 2004	1,465,859	$ 1,883,604	-	$ -	$ 583,211	-	$ 5,998,717	$ 8,384,192

Net income for the year							931,088	931,088
Stock issued under employee ownership plan (“ESOP”)	14,000	81,340	-	-	-	-	-	81,340

Subscriptions received	-	-	-	-	-	117,500	-	117,500

Balance, August 31, 2005	1,479,859	$ 1,883,604	-	$ -	$ 583,211	$ 117,500	$ 6,929,805	$ 9,514,120

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 931,088	$ 567,140	$ 294,144
Items not involving an outlay of cash:
Depreciation	377,298	352,933	333,123
Gain on sale property, plant and equipment Deferred income taxes	(8,827) (131,400)	(10,667) 50,000	- 76,200
Stock-based compensation expense (recovery)	-	-	(19,376)
Shares issued for ESOP	81,340	-	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	112,690	(453,840)	38,118
(Increase) decrease in income taxes receivable	-	529,025	(529,025)
(Increase) decrease in inventory	2,295,788	(1,409,729)	(1,844,183)
(Increase) decrease in prepaid expenses	69,199	77,324	(98,791)
Increase (decrease) in accounts payable and accrued liabilities	197,602	748,494	(1,565,757)
Increase in accrued income taxes	159,547	191,450	-

Net cash provided by (used in) operating activities	4,084,325	642,130	(3,315,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	(4,172,489)	242,464	3,041,449
Issuance of capital stock for cash	-	26,473	164,889
Share subscription received in advance	117,500	-	-
Repayment of notes payable	(1,899,292)	(362,663)	-
Promissory note, net of repayment	2,197,079	-	-
Treasury shares acquired	-	-	(66,359)

Net cash provided by (used in) financing activities	(3,757,202)	(93,726)	3,139,979
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on payment notes receivable	51,509	52,702	-
Proceeds on sale of property, plant and equipment	14,000	11,401	-
Purchase of property, plant and equipment	(73,170)	(558,896)	(57,552)

Net cash used in investing activities	(7,661)	(494,793)	(57,552)
Change in cash and cash equivalents	319,462	53,611	(233,120)

Cash and cash equivalents, beginning of year	290,482	236,871	469,991

Cash and cash equivalents, end of year	$ 609,944	$ 290,482	$ 236,871

Supplemental disclosure with respect to cash flows (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

1.

NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. and subsidiaries (the “Company” or “Jewett”) was incorporated under the Company Act of British Columbia on July 8, 1987.

The Company, through its subsidiaries, operates out of facilities located in North Plains and Portland, Oregon and Ogden, Utah.  The Company operates as a wholesaler of lumber and building materials to home improvement centres located primarily in the Pacific and Rocky Mountain regions of the United States; as a processor and distributor of industrial wood and other specialty building products principally to original equipment manufacturers in the United States; as an importer and distributor of pneumatic air tools and industrial clamps in the United States; and as a processor and distributor of agricultural seeds in the United States.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”).  These consolidated financial statements also comply, in all material respects, with Canadian generally accepted accounting principles (“Canadian GAAP”) with respect to recognition, measurement and presentation.

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

Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Currency

These financial statements are expressed in U.S. dollars as the Company's operations are based only in the United States.  Any amounts expressed in Canadian dollars are indicated as such.

Cash and cash equivalents

The Company considers Cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At August 31, 2005 and 2004, cash and cash equivalents consisted of cash held at financial institutions.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

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

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the long-lived assets.  The Company also records a corresponding asset which is amortized over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Foreign exchange

The Company's functional currency for all operations is the U.S. dollar.  The Company does not have non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any income statement transactions in a foreign currency are translated at rates that approximates those in effect at the time of translation.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Earnings per share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

The earnings per share data for the years ended August 31 is summarized as follows:

	2005	2004	2003

Net income for the year	$ 931,088	$ 567,140	$ 294,144

Basic earnings per share weighted average number of common shares outstanding (1)	1,478,747	1,463,859	1,467,992
Effect of dilutive securities Stock options (1)	70,098	62,829	68,815

Diluted earnings per share weighted average number of common shares outstanding (1)	1,548,845	1,526,687	1,536,807

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

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been changed to the following pro-forma amounts:

	2005	2004	2003

Net income
As reported	$ 931,088	$ 567,140	$ 294,144

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-	(19,376)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-

Pro forma	$ 931,088	$ 567,140	$ 274,768

Basic earnings per share
As reported	$ .63	$ 0.39	$ 0.20

Pro forma	$ .63	$ 0.39	$ 0.19

Diluted earnings per share
As reported	$ .60	$ 0.37	$ 0.19

Pro forma	$ .60	$ 0.37	$ 0.18

Under Canadian GAAP, stock options granted are accounted for under the fair value method.  There were no options granted for the years ended August 31, 2005, 2004 and 2003, and therefore there are no differences between Canadian GAAP and US GAAP.

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

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

Accounts payable / Accrued liabilities/ Accrued income taxes

The carrying amount approximates fair value due to the short-term nature of the obligations.

Promissory note

The fair value of the promissory note is determined by discounting the future contractual cash flows under current financing arrangements at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and maturity.

The estimated fair values of the Company's financial instruments are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 609,944	$ 609,944	$ 290,482	$ 290,482
Accounts receivable	6,401,765	6,401,765	6,514,455	6,514,455
Note receivable	38,238	38,238	89,747	89,747
Bank indebtedness	2,077,063	2,077,063	6,249,552	6,249,552
Accounts payable and accrued liabilities	3,399,099	3,399,099	3,392,947	3,392,947
Accrued income taxes	350,997	350,997	191,450	191,450
Notes payable Promissory note	- 2,197,079	- 2,306,278	1,899,292 -	1,899,292 -

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

i)

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

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

iv)

Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services” (“EITF 96-18”).  SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) which is effective for fiscal years ending after December 15, 2005.  SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

. 3.

INVENTORY

	2005	2004

Home improvement and wood products	$ 6,735,260	$ 9,306,682
Air tools and industrial clamps	345,693	256,176
Agricultural seed products	693,460	507,343

	$ 7,774,413	$ 10,070,201

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

5.

PROPERTY, PLANT AND EQUIPMENT

	2005	2004

Office equipment	$ 614,367	$ 571,635
Warehouse equipment	1,161,617	1,154,108
Buildings	2,345,034	2,345,034
Land	608,066	608,066

	4,729,084	4,678,843
Accumulated depreciation	(2,246,877)	(1,887,335)

Net book value	$ 2,482,207	$ 2,791,508

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

AUGUST 31, 2005

6.

INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory US federal income tax rate to income before income taxes is as follows:

	2005	2004	2003

Computed tax at the federal statutory rate of 34%	$ 474,670	$ 294,658	$ 134,417
State taxes, net of federal benefit	57,420	31,020	15,180
Stock based compensation	-	-	(6,588)
Depreciation	24,246	(25,444)	(21,233)
Operating loss carryforwards	(97,615)	-	(38,265)
Inventory reserve	-	(11,960)	(3,541)
Maintenance reserve	14,379	-	-
Bad debt reserve	-	-	11,316
Other	(8,100)	11,226	9,914
Provision for income taxes	$ 465,000	$ 299,500	$ 101,200

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets are as follows:

	2005	2004
Deferred tax assets:
Allowance for inventory	$ 15,800	$ 15,130
Allowance maintenance	15,900	-
ESOP expense difference book and tax	20,300	-
Difference between book and tax depreciation	58,700	30,570
Net operating loss carryforwards - Canada	66,400	54,632

Total deferred tax assets	177,100	100,332
Valuation allowance	-	(54,632)

Net deferred tax assets	$ 177,100	$ 45,700

The Company had provided a full allowance on the deferred tax asset relating to its Canadian net operating loss carryforwards due to the uncertainty of these being realized through 2004.  This uncertainty has been removed and the allowance has been reversed.

At August 31, 2005, the Company has available unused Canadian net operating losses of approximately $189,000 that may be applied against future taxable income.  These losses, if unutilized, will expire between 2006 and 2009.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

7.

BANK INDEBTEDNESS

	2005	2004

Demand loan	$ 2,077,063	$ 6,249,552

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the year was 5.99% (2004 – 3.52%).

8.

NOTES PAYABLE

	2005	2004

Note payable bore interest at the U.S. prime rate plus 2% per annum and was due on March 15, 2005 or on demand thereafter	$ -	$ 1,499,291

Note payable bore interest at the U.S. prime rate plus 2% per annum and was due on March 15, 2005 or on demand thereafter	-	400,000

	$ -	$ 1,899,291

The notes were due to the former shareholders of Greenwood for the inventory purchases completed during fiscal 2003.  During the fourth quarter of fiscal 2005 these notes were paid off by making a deposit to the former shareholders of Greenwood for the full balance of the loans payable, as computed by the Company (Note 14).

9.

PROMISSORY NOTE

	2005	2004

Due June 15, 2010, bearing interest at 6.52% per annum, blended monthly payments of $16,601	$ 2,197,079	$ -

Less current portion	(56,000)	-

Long term portion	$ 2,141,079	$ -

The promissory note is secured by the property located in North Plains, Oregon.

The aggregate principal repayments required in each of the next five years, assuming the note is renewed under similar terms and conditions, will be as follows:

2006	$ 56,000
2007	60,000
2008	64,000
2009	68,000
2010	73,000

                At June 15, 2010, the amount of principal at renewal will be approximately $1,876,000.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

10.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

On August 25, 2005, the Company received $117,500 for a subscription in advance for 52,500 common shares that were issued subsequent to year end upon the exercise of stock options.

On September 30, 2004, the Company issued 14,000 common shares for the ESOP with a fair value of $81,340.

On December 31, 2003, the Company issued 6,000 common shares upon the exercise of stock options for cash proceeds of $26,473.

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

Treasury stock

Treasury stock is recorded at cost.  There were no transactions with respect to treasury stock during the years ended August 31, 2005 and August 31, 2004.  During the year ended August 31, 2003, the Company repurchased 8,800  (11,500 post 3:2 stock split) shares at an aggregate cost of $66,359.

During the fiscal year 2003, the Company cancelled 78,550 common shares with an average cost of $323,631.  The premium paid to acquire these shares over their book value in the amount of $228,082 was recorded as a decrease to retained earnings.

11.

STOCK OPTIONS

The Company has a stock option program under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSX"), the Ontario Securities Commission and the British Columbia Securities Commission.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

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

At August 31, 2005, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

105,000	Cdn$ 2.83	August 6, 2006 (52,500 exercised subsequent to year end)

Following is a summary of the status of the plan during the years ended August 31, 2005, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price

Outstanding at August 31, 2003 and 2002	123,000	Cdn $ 3.25
Expired	(12,000)	Cdn (5.70)
Exercised	(6,000)	Cdn (5.70)
Outstanding at August 31, 2004 and 2005	105,000	Cdn $ 2.83

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

11.

STOCK OPTIONS (cont’d…)

Following is a summary of the status of options outstanding at August 31, 2005:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn $2.83	105,000	0.93	Cdn$ 2.83	105,000	Cdn$ 2.83

No stock based compensation was recorded during fiscal 2005 or 2004.  During the year ended August 31, 2003, a recovery of stock-based compensation of $19,376 was recorded as a result of the annual recalculation of the options that were repriced during the year ended August 31, 2002.

The weighted average estimated fair value of stock options granted or repriced during the years ended August 31, 2005, 2004 and 2003 were Cdn$Nil, Cdn$Nil, and Cdn$Nil per share, respectively, as there were no options granted or repriced during those years.

12.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $ 182,141, $143,220 and $143,050 for the years ended August 31, 2005, 2004 and 2003, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

	2005	2004	2003

Allocated shares	267,323	272,089	245,375

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

13.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least six months of service.  The Company matches all 401(k) contributions for eligible employees.  For the years ended August 31, 2005, 2004 and 2003, the contributions to the pension and profit sharing plan were $64,863, $68,142 and $69,754, respectively.  The Company contributes 3% of the first $100,000 of eligible compensation.

14.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the note as to the final amounts owing, and believes that there are no further amounts owing. In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in January 2006.  For the years ended August 31, 2005, 2004 and 2003, rental expense was $188,627, $181,796, and $180,812 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2006	$ 71,500

c)

At August 31, 2005 and 2004, the Company had an un-utilized line-of-credit of approximately $5,720,000 and $1,550,000, respectively (Note 8).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

15.

SEGMENT INFORMATION (cont’d...)

Following is a summary of segmented information for the years ended August 31:

	2005	2004	2003

Sales to unaffiliated customers:
Lumber and building materials	$ 13,328,794	$ 12,764,651	$ 7,063,507
Industrial tools	1,083,180	1,000,135	878,966
Industrial wood products	55,381,407	52,724,000	44,195,963
Seed processing and sales	4,824,080	4,846,341	3,230,151

	$ 74,617,461	$ 71,335,127	$ 55,368,587

Income (loss) from operations:
Lumber and building materials	$ (156,902)	$ (581,070)	$ (124,928)
Industrial tools	120,238	89,941	103,362
Industrial wood products	1,625,143	1,668,685	730,781
Seed processing and sales	(9,629)	91,741	46,114
General corporate	(52,968)	(50,123)	(16,003)

	$ 1,525,882	$ 1,219,174	$ 739,326

Identifiable assets:
Lumber and building materials	$ 6,136,133	$ 5,571,313	$ 7,027,843
Industrial tools	98,806	92,541	95,885
Industrial wood products	9,634,991	12,997,448	9,177,682
Seed processing and sales	1,467,309	1,255,379	2,201,094
General corporate	201,119	9,302	10,121

	$ 17,538,358	$ 19,925,983	$ 18,512,625

Depreciation:
Lumber and building materials	$ 166,149	$ 134,393	$ 126,254
Industrial wood products	73,288	81,540	75,882
Seed processing and sales	137,861	137,000	130,987

	$ 377,298	$ 352,933	$ 333,123

Capital expenditures:
Lumber and building materials	$ 48,474	$ 470,166	$ 23,990
Industrial wood products	18,526	54,867	3,942
Seed processing and sales	6,170	33,863	29,620

	$ 73,170	$ 558,896	$ 57,552

Interest expense:
Lumber and building materials	$ 345,591	$ 391,246	$ 346,030

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

15.

SEGMENTED INFORMATION (cont'd…)

During the year ended August 31, 2005 the Company made sales of $9,834,561 to a customer of the industrial wood products segment which was in excess of 10% of total sales for the year.

During the year ended August 31, 2004 the Company made sales of $9,272,248 to a customer of the industrial wood products segment which was in excess of 10% of total sales for the year.

During the year ended August 31, 2003, the Company made sales of $6,030,350 to a customer of the industrial wood products segment which was in excess of 10% of total sales for the year.

16.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At August 31, 2005 and 2004, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the year ended August 31, 2005 there were two suppliers that accounted for greater than 10% of total purchases with the aggregate purchases amounted to $13,654,592.  For the year ended August 31, 2004, there were no suppliers that accounted for purchases greater than 10% of total purchases.   For the year ended August 31, 2003, the Company had one supplier totalling $6,486,756 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment.

17.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	2005	2004	2003

Cash paid during the year for:
Interest	$ 345,591	$ 391,246	$ 346,030
Income taxes	$ 467,610	$ 411	$ 510,446

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2005

17.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont’d…)

The significant non-cash transaction during the year ended August 31, 2005 was the issuance of 14,000 common shares for the ESOP with a fair value of $81,340.

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

18.

SUBSEQUENT EVENT

The Company has filed a registration statement whereby it proposes to raise up to $5,000,000 by issuing 500,000 common shares at $10.00 a share.  The offering is subject to approval of the registration statement with the Securities and Exchange Commission.

The Company issued 52,500 common shares pursuant to the exercise of stock options of which the proceeds of $117,500 were received prior to August 31, 2005.

#

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

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

October 28, 2005

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2005

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Credited to Costs and Expenses	Deductions from Reserves	Balance at End of Year

August 31, 2003

Allowance deducted from related balance sheet account:
Accounts receivable	$ 310,000	$ -	$ -	$ 310,000	$ -

Deferred tax valuation account	186,719	-	-	101,392	85,327

August 31, 2004

Allowance deducted from related balance sheet account:
Inventory	$ -	$ 41,971	$ -	$ -	$ 41,971

Deferred tax valuation account	85,327	-	30,735	-	54,592
August 31, 2005

Allowance deducted from related balance sheet account:
Inventory	$ 41,971	$ -	$ -	$ -	$ 41,971

Deferred tax valuation account	54,592	11,801	-	66,393	-

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 9A.  CONTROLS AND PROCEDURES

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“Internal Control”) as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005. Based on this assessment, management concluded the Company did maintain effective control over financial reporting as of August 31, 2005.

We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the Company’s Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer and Treasurer have concluded that the Company’s disclosure controls and procedures, as of August 31, 2005 were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists, as of 11/10/2005, the names of the Directors of the Registrant.  The Directors have served in their respective capacities since their election at the 2005 Annual Meeting of Shareholders or appointment, and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Registrant.

Table No. 4

Directors

______________________________________________________________________________

______________________________________________________________________________

Name	Age	Date First Elected or Appointed

Donald M. Boone (1) (2)	65	July 1987
James R. Schjelderup (1) (3)	51	July 1987
Ted Sharp (1) (2)	57	September 2004
Alexander B. Korelin (1) (4)	62	January 2005

(1) Member of Audit Committee.

(2) Resident of Oregon, USA and citizen of the United States.

(3) Resident of British Columbia, Canada, and citizen of Canada.

(4) Resident of Washington, USA and citizen of the United States.

______________________________________________________________________________

______________________________________________________________________________

Table No. 5 lists, as of 11/10/2005, the names of the Executive Officers and certain significant employees (none) of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.  All Executive Officers are residents/citizens of the United States and spend full-time on the affairs of the Registrant.

Table No. 5

Executive Officers

______________________________________________________________________________

______________________________________________________________________________

Name	Position	Age	Date of Board Approval

Donald M. Boone (1)	President/CEO/Treasurer	65	July 1987
Michael C. Nasser (2)	Corporate Secretary	59	July 1987

___________ __________________________________________________________________

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

James R. Schjelderup was a computer consultant in the areas of both hardware and software in Canada until two years ago when he became the sales manager of Acme Computers.  In that capacity he is responsible for the sales operation of this retail outlet.

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

Alexander B. Korelin is the founder and president of A.B. Korelin and Associates, Inc. – a company that provides consulting services to public companies. He is also the founder and co-host of The Korelin Economics Report which is a weekly radio program which deals with business topics. He received his Bachelor of Arts Degree (Economics) from the University of Washington in 1967 and his Master of Business Administration Degree (Finance) from the University of Puget Sound.

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

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, LLP, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company, LLP for audit and permitted non-audit services are submitted to the finance and audit committee for approval prior to the beginning of any such services.

The current members of the Audit Committee include the entire Board of Directors: Donald Boone, Alexander B. Korelin, James Schjelderup, and Ted Sharp.  With the exception of our President, all other current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The Audit Committee met twice during Fiscal 2004 and has met six times during Fiscal 2005-to-date.

Compliance with Section 16(a) of the Exchange Act.

All of the officers and directors filed the required paperwork during Fiscal 2005.

Code of Ethics

The Company has not adopted a written “code of ethics” that meets the new United States' Sarbanes-Oxley standards; the Board of Directors believes that existing Canadian standards and procedures have been adequate for its purposes.  Historically, the Company has not seen any need to adopt a written code of ethics on the basis that its corporate culture effectively deters wrongdoing and promotes honest and ethical conduct, ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair and accurate, timely, and understandable disclosure in reports and documents, the compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code; and accountability for adherence to the code.  However, the Company is developing a written code of ethics and anticipates that such code of ethics will be implemented in Fiscal 2006.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid/accrued for Fiscal 2005/2004/2003 for the Company’s chief executive officer, each of the Company’s each of the Company’s four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds US$100,000 per year; and any additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year.

Table No. 6

Summary Compensation Table

Executive Officers

______________________________________________________________________________________

______________________________________________________________________________________

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Payouts	All Other Comp

Donald Boone, President/Chief Executive Officer/Treasurer
	2005	$ 36,000	$nil	---	nil	nil	nil	---
	2004	$ 36,000	$nil	---	nil	nil	nil	---
	2003	$ 33,000	$nil	---	nil	nil	nil	---

Michael Nasser, Corporate Secretary
	2005	$177,000	$nil	---	nil	nil	nil	---
	2004	$177,000	$nil	---	nil	nil	nil	---
	2003	$177,000	$nil	---	nil	nil	nil	---

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

Other than participation in our stock option plan and/or ESOP and/or 401K, no funds were set aside or accrued by us during Fiscal 2005 to provide pension, retirement or similar benefits for Directors or Executive Officers.

We have no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2005 to compensate such Executive Officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

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

The exercise price of all stock options granted under the stock option program must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant, and the maximum term of each stock option may not exceed ten years and are determined in accordance with Toronto Stock Exchange (“TSX”) guidelines.

During Fiscal 2005, no stock options or SARs (stock appreciation rights) were granted to Executive Officers, Directors and/or employees/consultants.

Table No. 7 gives certain information concerning stock option exercises during Fiscal 2005 by our Executive Officers and Directors (none).  It also gives information concerning stock option values.

Table No. 7

Aggregated Stock Options Exercises in Fiscal 2005 Ended 8/31/2005

Fiscal Yearend Unexercised Stock Options / Stock Option Values

Executive Officers/Directors/Employees/Consultants

______________________________________________________________________________

______________________________________________________________________________

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Fiscal Yearend Exercisable/ Unexercisable	Value of Unexercised In-The Money Options at Fiscal Yearend Exercisable/ Unexercisable

Donald Boone (1)	nil	$nil	52,500/nil	CDN $471,450/nil
Michael Nasser	nil	$nil	52,500/nil	CDN $471,450/nil

______________________________________________________________________________

______________________________________________________________________________

(1) On September 23, 2005, Mr. Boone exercised 52,500 stock options at a cost of $2.42 (U.S. Dollars). The value realized from this transaction was $117,500. Mr. Boone has not sold these shares to date.

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

Table No. 8

Ten-Year Option/SAR Re-pricings

______________________________________________________________________________

______________________________________________________________________________

Securities Underlying Options/SAR Repriced or Amended Name	Market Prices of Stock at Time of Repricing or Amendment	Exercise Price at Time of Repricing or Amendment	New Exercise Price	Length of Original Option Term Remaining at Date of Repricing or Amendment

Jeffrey Lowe	CDN$5.70	CDN$3.11	CDN$5.70	28 months
James Schjelderup	CDN$5.70	CDN$3.11	CDN$5.70	28 months

______________________________________________________________________________

______________________________________________________________________________

The names of the Directors/Senior Management of the Company to whom outstanding stock options have been granted and the number of common shares subject to such options are set forth in Table No. 9 as of 11/10/2005, as well as the total number of options outstanding.

Table No. 9

Stock Options Outstanding

______________________________________________________________________________

______________________________________________________________________________

Name	Number of Shares of Common Stock	CDN$ Exer. Price	Grant Date	Expir’n Date

Michael Nasser	52,500	$2.83	8/6/96	8/6/06
Total Officers/Directors	52,500
Total Employees/Consultants	nil
Total Officers/Directors/Employees	52,500

______________________________________________________________________________

______________________________________________________________________________

401K Plan

The Company has a 401K Plan, the terms of which call for us to contribute 3% of the first $100,000 of each of our employee’s income to the Plan.  The Company’s aggregate contribution to the 401K Plan was $64,863, $68,142 and $69,754 for Fiscal 2005/2004/2003, respectively.  The contributions for Donald Boone were $1,080, $990, and $1,080 for Fiscal 2005/2004/2003, respectively; the contributions for the Michael Nasser were $3,000, $3,000, and $3,000 for Fiscal 2005/2004/2003, respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense equal to the market price of the shares acquired on the open market.  ESOP compensation expense was $182,141, $143,220, $143,050 and $155,051 for Fiscal 2005/2004/2003/2002, respectively.  The ESOP shares allocated as of August 31, 2005/2004/2003/2002 were 267,323, 272,089, 245,375 and 221,561, respectively.  The contributions for Donald Boone were $1,800, $2,268, $1,980, and $2,520 for Fiscal 2005/2004/2003/2002, respectively; the contributions for the Michael Nasser were $5,000, $6,300, $6,000, and $7,000 for Fiscal 2005/2004/2003/2002, respectively.  There are no un-funded liabilities.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During Fiscal 2005, the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  During Fiscal 2005, the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During Fiscal 2005, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

Board Compensation Committee Report on Executive Compensation

The Company has no Compensation Committee and the entire Board of Directors performs equivalent functions.

As in prior years, all of our judgments regarding executive compensation for Fiscal 2005 were based primarily upon our assessment of each executive officer’s leadership performance and potential to enhance long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for each executive officer.

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

Our decisions concerning the specific 2005 compensation elements for individual executive officers, including the chief executive officer, were made within this framework.  We also considered each executive officer’s level of responsibility, performance, current salary, prior-year bonus and other compensation awards.  As noted above, in all cases our specific decisions involving 2005 executive officer compensation were ultimately based upon our judgment about the individual executive officer’s performance and potential future contributions; and about whether each particular payment or award would provide an appropriate incentive and reward for performance that sustains and enhances long-term shareowner value.

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

Table No. 10 lists, as of 11/10/2005, Directors and Senior Management who beneficially own the Company's voting securities and the amount of the Company's voting securities owned by the Directors and Senior Management as a group.  Table No. 4 includes all other persons/companies where the Company is aware that they have 5% or greater beneficial interest in the Company’s securities.

Table No. 10

Shareholdings of Directors and Executive Officers

Shareholdings of 5% Shareholders

______________________________________________________________________________

______________________________________________________________________________

Title of Class	Name of Beneficial Owner’s Name & Address	Amount and Nature of Beneficial Ownership	Percent of Class #

Common	Donald Boone 12615 S.W. Parkway Portland, Oregon 97225	425,063	48%
Common	Michael Nasser (1) 3150 S.W. 72nd Avenue Portland, Oregon 97225	201,176	13%
Common	Jewett-Cameron ESOP and Trust (2) 32275 N.W. Hillcrest North Plains, Oregon 97133	283,191	28%
Common	James Schjelderup	0	0.0%
Common	Alexander B. Korelin	0	0.0%
Common	Ted Sharp	0	0.0%
Total Directors/Officers		893,562	69%

------------------------------------------------------------------------------

(1) 52,500 represent currently exercisable stock options.

(2) U.S. National Bank is the Trustee for the Jewett-Cameron Trading Co. Ltd.

    Employee Stock Option Plan and Trust.

#  Based on 1,532,359 shares outstanding as of 11/10/2005 and stock options held by each beneficial holder exercisable within sixty days.

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

In accordance with the requirements of the US Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, LLP, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company, LLP for audit and permitted non-audit services are submitted to the finance and audit committee for approval prior to the beginning of any such services.

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP to the Company were:

______________________________________________________________________________

Fiscal Year ended August 31, 2005 and 2004 Principal Accountant Fees and Services	Fiscal Year 2005	Fiscal Year 2004

Audit Fees	$72,200	$62,200
Audit Related Fees	$0	$0
Tax Fees (1)	$0	$0
All Other Fees (1)	$16,300	$23,200
Total	$88,700	$85,400

(1)  FY2005:

$5,000 to review the 1QFY Form 10Q

$5,200 to review the 2QFY Form 10Q

$5,200 to review the 3QFY Form 10Q

$  900 for general consultations regarding foreign entities

conducting business in Canada

(2)  FY2004:

$7,600 to review the Company’s Form S-1

$5,200 to review the 1QFY2004 Form 10Q

$5,200 to review the 2QFY2003 Form 10Q

$5,200 to review the 1QFY2003 Form 10Q

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 25, 2005	By: /s/ Donald M. Boone____________ Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 25, 2005	By /s/ Donald M. Boone__________ Donald M. Boone, President/CEO/Treasurer/Director

Dated: November 25, 2005	By /s/ Michael Nasser___________ Michael Nasser, Corporate Secretary

Dated: November 25, 2005	By /s/ Alexander Korelin________ Alexander Korelin, Director

Dated: November 25, 2005	By /s/ James Schjelderup________ James Schjelderup, Director

Dated: November 25, 2005	By /s/_Ted Sharp________________ Ted Sharp, Director

#