Form 10-K/A
period 2005-08-31
JEWETT CAMERON TRADING CO LTD
filed 2006-01-03
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Amendment Number 1

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

Lumber and Building Materials

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

Table No. 4

Directors

______________________________________________________________________________

______________________________________________________________________________

Name	Age	Date First Elected or Appointed

Donald M. Boone (2)	65	July 1987
James R. Schjelderup (1) (3)	51	July 1987
Ted Sharp (1) (2)	57	September 2004
Alexander B. Korelin (1) (4)	62	January 2005

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

The current members of the Audit Committee are Alexander B. Korelin, James Schjelderup, and Ted Sharp.  All current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

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

Compensation Committee Interlocks and Insider Participation

The Company has no Compensation Committee and the independent members of the Board of Directors perform equivalent functions.

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: December 30, 2005	By: /s/ Donald M. Boone____________ Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2005	By /s/ Donald M. Boone__________ Donald M. Boone, President/CEO/Treasurer/Director

Dated: December 30, 2005	By /s/ Michael Nasser___________ Michael Nasser, Corporate Secretary

Dated: December 30, 2005	By /s/ Alexander Korelin________ Alexander Korelin, Director

Dated: December 30, 2005	By /s/ James Schjelderup________ James Schjelderup, Director

Dated: December 30, 2005	By /s/_Ted Sharp________________ Ted Sharp, Director

#