Form 10-Q
period 2005-11-30
JEWETT CAMERON TRADING CO LTD
filed 2006-01-13
CIK 885307

OMB APPROVAL
OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005.

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER  000-19954

JEWETT-CAMERON TRADING COMPANY, LTD.
(Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,532,359 Shares outstanding at November 30, 2005.

SEC 1296 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART 1 – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

22

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.

Controls and Procedures

26

Part II – OTHER INFORMATION

27

Item 1.

Legal Proceedings

27

Item 2.

Changes in Securities and Use of Proceeds

27

Item 3.

Defaults Upon Senior Securities

27

Item 4.

Submission of Matters to a Vote of Securities Holders

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2005

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30, 2005	August 31, 2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 276,599	$ 609,944
Accounts receivable, net of allowance of $Nil (August 31, 2005 - $Nil)	6,216,749	6,401,765
Inventory (Note 3)	7,118,250	7,774,413
Prepaid expenses	160,200	54,691
Note receivable (Note 4)	20,947	38,238

Total current assets	13,792,745	14,879,051

Property, plant and equipment (Note 5)	2,428,742	2,482,207

Deferred income taxes (Note 6)	177,100	177,100

Total assets	$ 16,398,587	$ 17,538,358

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

		November 30, 2005	August 31, 2005
		(Unaudited)
Continued …

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness (Note 7)		$ 1,595,091	$ 2,077,063
Accounts payable		1,350,017	2,433,687
Accrued liabilities		797,429	965,412
Accrued income taxes		408,133	350,997
Current portion of promissory note		56,000	56,000

Total current liabilities		4,206,670	5,883,159

Long term liabilities
Promissory note (Note 8 )		2,127,406	2,141,079

Total long term liabilities		2,127,406	2,141,079

Total liabilities		6,334,076	8,024,238

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,532,359	Common shares (August 31, 2005 – 1,479,859)	2,001,104	1,883,604
Additional paid-in capital		583,211	583,211
Subscriptions received in advance		-	117,500
Retained earnings		7,480,196	6,929,805

Total stockholders' equity		10,064,511	9,514,120

Total liabilities and stockholders' equity		$ 16,398,587	$ 17,538,358

Nature of operations (Note 1)

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended November 30, 2005	Three Month Period Ended November 30, 2004

SALES	$ 18,224,957	$ 18,140,490

COST OF SALES	15,440,538	15,725,136

GROSS PROFIT	2,784,419	2,415,354

OPERATING EXPENSES
Selling, general and administrative expenses	633,057	596,604
Depreciation	71,962	103,850
Wages and employee benefits	1,206,140	1,340,438

	1,911,159	2,040,892

Income from operations	873,260	374,462

OTHER ITEMS
Interest and other income	60,434	21,705
Interest expense	(59,303)	(118,332)

	1,131	(96,627)

Income before income taxes	874,391	277,835

Income taxes	324,000	110,000

Net income for the period	$ 550,391	$ 167,835

Basic earnings per common share	$ .36	$ 0.11

Diluted earnings per common share	$ .35	$ 0.11

Weighted average number of common shares outstanding:
Basic	1,523,705	1,465,859
Diluted	1,567,581	1,529,075

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Subscription Received in Advance	Retained Earnings	Total

Balance, August 31, 2005	1,479,859	$1,883,604	$ 583,211	$ 117,500	$6,929,805	$ 9,514,120

Share issued for exercise of options	52,500	117,500		(117,500)

Net income for the period	-	-	-	-	550,391	550,391

Balance, November 30, 2005	1,532,359	$ 2,001,104	$ 583,211	$ -	$7,480,196	$10,064,511

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended November 30, 2005	Three Month Period Ended November 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 550,391	$ 167,835
Items not involving an outlay of cash:
Depreciation	71,962	103,850

Changes in non-cash working capital items:
Decrease in accounts receivable	185,016	26,523
Decrease in inventory	656,163	751,703
Increase in prepaid expenses	(105,509)	(7,314)
(Increase) decrease in note receivable	17,291	(2,200)
Increase (decrease) in accounts payable and accrued liabilities	(1,251,653)	39,058
Increase (decrease) in income taxes payable	57,136	(49,467)

Net cash provided by operating activities	180,797	1,029,988

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of promissory note	(13,673)
Payment of bank indebtedness	(481,972)	(777,644)

Net cash used in financing activities	(495,645)	(777,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,497)	(38,920)

Net cash used in investing activities	(18,497)	(38,920)

Change in cash and cash equivalents	(333,345)	213,424

Cash and cash equivalents, beginning of period	609,944	290,482

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 276,599	$ 503,906

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”), which are not materially different from Canadian generally accepted accounting principles (“Canadian GAAP”).  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2005.  The results of operations for the period ended November 30, 2005 are not necessarily indicative of the results to be expected for the year ending August 31, 2006.

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

NOVEMBER 30, 2005

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At November 30, 2005 and August 31, 2005, cash and cash equivalents consisted of cash held at financial institutions.

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.   The Company  provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables.  Based on these factors, there is a provision for doubtful accounts of $nil and $nil for November 30, 2005 and August 31, 2005 respectively.

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

NOVEMBER 30, 2005

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Foreign exchange

The Company's functional currency for all operations worldwide is the U.S. dollar.  The Company does not have non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any income statement transactions in a foreign currency are translated at rates that approximate those in effect at the time of translation.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

Earnings per share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

The earnings per share data for the period ended November 30 is summarized as follows:

	Three Month Period Ended November 30, 2005 (Unaudited)	Three Month Period Ended November 30, 2004 (Unaudited)

Net income for the period	$ 550,391	$ 167,835

Basic earnings per share weighted average number
of common shares outstanding	1,523,705	1,465,859
Effect of dilutive securities
Stock options	43,876	63,216

Diluted earnings per share weighted average number of common shares outstanding	1,567,581	1,529,075

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

NOVEMBER 30, 2005

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

If under SFAS No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro-forma amounts:

	Three Month Period Ended November 30, 2005 (Unaudited)	Three Month Period Ended November 30, 2004 (Unaudited)

Net income
As reported	$ 550,391	$ 167,835

Add: Total stock-based employee compensation expense included in income, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-

Pro forma	$ 550,391	$ 167,835

Basic earnings per share
As reported	$ 0.36	$ 0.11

Pro forma	$ 0.36	$ 0.11

Diluted earnings per share
As reported	$ 0.35	$ 0.11

Pro forma	$ 0.35	$ 0.11

Under Canadian GAAP, stock options granted are accounted for under the fair value method. There were no options granted for the three months ended November 30, 2005 and 2004, and therefore there are no differences between Canadian GAAP and US GAAP.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

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

The estimated fair values of the Company's financial instruments are as follows:

	November 30, 2005 (Unaudited)		August 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 276,599	$ 276,599	$ 609,944	$ 609,944
Accounts receivable	6,216,749	6,216,749	6,401,765	6,401,765
Note receivable	20,947	20,947	38,238	38,238
Bank indebtedness	1,595,091	1,595,091	2,077,063	2,077,063
Accounts payable and accrued liabilities	2,147,446	2,147,446	3,399,099	3,399,099
Accrued income taxes	408,133	408,133	350,997	350,997
Promissory note	2,183,406	2,318,654	2,197,079	2,306,278

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

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

3.

INVENTORY

	November 30, 2005 (Unaudited)	August 31, 2005

Home improvement and wood products	$ 6,342,033	$ 6,735,260
Air tools and industrial clamps	345,914	345,693
Agricultural seed products	430,303	693,460

	$ 7,118,250	$ 7,774,413

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

(Unaudited)

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

5.

PROPERTY, PLANT AND EQUIPMENT

	November 30, 2005 (Unaudited)	August 31, 2005

Office equipment	$ 615,713	$ 614,367
Warehouse equipment	1,178,309	1,161,617
Buildings	2,345,034	2,345,034
Land	608,066	608,066

	4,747,122	4,729,084
Accumulated depreciation	(2,318,380)	(2,246,877)

Net book value	$ 2,428,742	$ 2,482,207

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

6.

DEFERRED INCOME TAXES

Deferred income taxes of $177,100 (August 31, 2005 - $177,100) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

(Unaudited)

7.

BANK INDEBTEDNESS

	November 30, 2005 (Unaudited)	August 31, 2005

Demand loan	$ 1,595,091	$ 2,077,063

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the period was 6.78% (2004 -  4.93%).

8.

PROMISSORY NOTE

November 30, 2005 (Unaudited)	August 31, 2005
Due June 15, 2010, bearing interest at 6.52% per annum, blended monthly payments of $16,601	$ 2,183,406	$ 2,197,079

Less current portion	(56,000)	(56,000)

Long term portion	$ 2,127,406	$ 2,141,079

The promissory note is secured by the property located in North Plains, Oregon.

The aggregate principal repayments required in each of the next five years, assuming the note is renewed under similar terms and conditions, will be as follows:

2006	$ 56,000
2007	60,000
2008	64,000
2009	68,000
2010	73,000

At June 15, 2010, the amount of principal at renewal will be approximately $1,862,000.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

During the period ended November 30, 2005, the Company issued 52,500 common shares pursuant to stock options exercised for proceeds of $117,500 (proceeds were received during the year ended August 31, 2005).

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

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

At November 30, 2005, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

52,500	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan:

	Number of Shares	Weighted Average Exercise Price

Outstanding at August 31, 2005	105,000	Cdn$ 2.83
Exercised	(52,500)	Cdn$ 2.83
Outstanding at November 30, 2005	52,500	Cdn$ 2.83

Following is a summary of the status of options outstanding at November 30, 2005:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn$2.83	52,500.68		Cdn$ 2.83	52,500	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

(Unaudited)

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 3 year period with an initial estimated value of $7,000,000 from Greenwood.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company is currently in dispute with the holders of the note as to the final amounts owing, and believes that there are no further amounts owing. In the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

The Company leases office premises pursuant to an operating lease which expires in January, 2006.  For the periods ended November 30, 2005and 2004, rental expense was $45,414 and $45,414, respectively.

Future minimum annual lease payments are as follows:

2006	$ 30,276

c)

At November 30, 2005, the Company had an un-utilized line-of-credit of approximately $6,200,000 (Note 7).

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

(Unaudited)

12.

SEGMENTED INFORMATION (cont'd…)

Following is a summary of segmented information for the periods ended November 30:

	November 30, 2005 (Unaudited)	November 30, 2004 (Unaudited)

Sales to unaffiliated customers:
Lumber and building materials	$ 3,147,751	$ 2,136,304
Industrial tools	215,487	271,736
Industrial wood products	13,386,094	14,224,857
Seed processing and sales	1,475,625	1,507,593

	$ 18,224,957	$ 18,140,490

Income (loss) from operations:
Lumber and building materials	$ 130,646	$ (237,711)
Industrial tools	39,466	45,914
Industrial wood products	679,516	496,429
Seed processing and sales	26,825	79,215
General corporate	(3,193)	(9,385)

	$ 873,260	$ 374,462

Identifiable assets:
Lumber and building materials	$ 6,290,772	$ 5,889,327
Industrial tools	95,124	96,458
Industrial wood products	8,663,879	12,261,153
Seed processing and sales	1,271,289	1,048,767
General corporate	77,523	10,060

	$ 16,398,587	$ 19,305,765

Depreciation:
Lumber and building materials	$ 60,205	$ 83,784
Industrial wood products	11,757	20,066

	$ 71,962	$ 103,850

Capital expenditures:
Lumber and building materials	$ 14,987	$ 38,920
Industrial wood products	1,777
Seed processing and sales	1,735

	$ 18,497	$ 38,920

Interest expense:
Lumber and building materials	$ 59,303	$ 118,332

	$ 59,303	$ 118,332

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

(Unaudited)

12.

SEGMENTED INFORMATION (cont'd…)

For the three month period ended November 30, 2005 the Company made sales of $2,464,380 to customers of the industrial wood products segment which were in excess of 10% of total sales for the quarter.  For the three month period ended November 30, 2004 the Company made sales of $2,841,815 to customers of the lumber and building materials segment which were in excess of 10% of total sales for the quarter.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At November 30, 2005 and August 31, 2005, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended November 30, 2005, the Company had no suppliers that accounted for greater than 10% of total purchases.  For the period ended November 30, 2004, there were two suppliers totalling $1,930,982 and $1,448,617 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	November 30, 2005 (Unaudited)	November 30, 2004 (Unaudited)

Cash paid during the period for:
Interest	$ 61,536	$ 119,297
Income taxes	266,864	159,467

During the period ended November 30, 2005, the Company issued 52,500 common shares pursuant to stock options exercised (proceeds were received during the year ended August 31, 2005).

There were no significant non-cash transactions for the periods ended November 30, 2004.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2005

(Unaudited)

15.

SUBSEQUENT EVENT

The Company has filed a registration statement whereby it proposes to raise up to $5,000,000 by issuing 500,000 common shares at $10.00 a share. The offering is subject to approval of the registration statement with the Securities and Exchange Commission.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2005 and August 31, 2005 and its results of operations and its cash flows for the three month period ended November 30, 2005 and November 30, 2004 in accordance with US GAAP.  Operating results for the three month period ended November 30, 2005 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2006.

The Company’s number of days in receivables was approximately 33 days as of November 30, 2005 and at August 31, 2005 the number of days in receivables was 32.

The Company’s number of days in inventory was approximately 58 as of November 30, 2005 in comparison to approximately 55 days as of August 31, 2005.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2005 and November 30, 2004

Our operations are classified into four principle industry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett Cameron Lumber Corporation, a wholly owned subsidiary of ours and consist primarily of home improvement products (sold thru JCLC) such as fencing materials, dimension lumber, green houses, dog kennels, outdoor umbrellas, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc., a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Approximately 50% of Greenwood Product’s sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   The processing and sale of agricultural seeds consists of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to Jewett

Cameron Seed Company occurs during this time of year. Our major distribution center is located in North Plains, Oregon.

For the three months ended November 30, 2005, sales increased slightly to $18,224,957 compared to $18,140,490 for the three months ended November 30, 2004.

Sales of home improvement products were $3,147,751 for the three months ended November 30, 2005, an increase of slightly over 47% compared to sales of $2,136,304 for the three months ended November 30, 2004. Management attributes this increase to market acceptance of the Company’s new product line of pet products.

Revenues from the sales and processing of industrial products were $13,386,094 for the three months ended November 30, 2005; a decrease of 6% compared to revenues of $14,224,857 for the three months ended November 30, 2004. In spite of the decrease in gross sales, profitability increased approximately 30% This occurred because management reduced inventory levels to curb costs and concentrated on higher margin transactions rather than volume.

Sales of pneumatic tools and industrial clamps were $215,487 for the three months ended November 30, 2005 compared to $271,736 for the three months ended November 30, 2004, a decrease of 21%. In spite of the 21% decrease in sales, income from operations only decreased by $6,448.  Again, this is evidence of management’s decision to concentrate on higher margin transactions rather than volume.

Sales of processed seeds and grain were $1,475,625 for the three months ended November 30, 2005 compared to $1,507,593 for the three months ended November 30, 2004, a decrease of slightly over 2%.  The decrease in sales, which occurred in the three month period ended November 30, 2005 as compared to the three month period ended November 30, 2004, was due primarily because some of the November billings were not sent out until December.

Cost of sales accounted for 85% of sales for the three month period ended November 30, 2005 compared to 87% for the three month period ended November 30, 2004, a decrease of 2%.  The decrease was primarily attributable to higher margins for products sold through Jewett Cameron Lumber Corporation and the slightly lower cost of raw materials associated with the products sold through Greenwood.

Operating expenses accounted for 11% of sales for both the first quarter of Fiscal 2006 and the first quarter of Fiscal 2005.

Income tax expense for the three months ended November 30, 2005 was $324,000 as compared to $110,000 for the three months ended November 30, 2004. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.  The increase in income tax expense was due to the significantly higher profitability of the Company.

The net income for the three-month period ended November 30, 2005 was $550,391, which represents an increase of $382,556 as compared to the net income of $167,835 for the three-month period ended November 30, 2004.  This 224% increase resulted from the sales of higher margin products as described above.

The basic earnings per share for the three-month period ended November 30, 2005 was $0.36 and the diluted earnings per share for the same period was $0.35. This compares to both basic and diluted  earnings per share for the three month period ended November 30, 2004 of $0.11.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2005 the Company had working capital of $9,586,075, which represented an increase of $590,183 as compared to the working capital position of $8,995,892 as of August 31, 2005.  The primary reason for the increase in working capital was a decrease in bank indebtedness and accounts payable in the amount of $1,565,642.   The decrease in bank indebtedness and accounts payable was made possible by the fact that the Company issued a promissory note in the amount of $2,197,079 secured by its real estate located in North Plains Oregon. The promissory note is due on June 15, 2010 and bears interest at 6.25% per annum.  The aggregate principal repayments required in each of the next five years, assuming the note is renewed under similar terms and conditions, are as follows: $54,000 in 2006, $60,000 in 2007, $64,000 in 2008, $68,000 in 2009 and $73,000 in 2010. At June 15, 2010, the amount of principal at renewal will be approximately $1,876,000.

Accounts receivable and inventory represented 97% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $8.0 million of which there was an outstanding balance on November 30, 2005 of $1,595,091 and an outstanding balance as of August 31, 2005 of $2,077,063.  The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the three-month period ended November 30, 2005 was 6.78%. For the three-month period ended November 30, 2004 the weighted average interest rate was 4.93%.

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

Production time and the overall cost of products could increase if any of the primary suppliers are lost or if a primary supplier increased the prices of raw materials:

The Company’s manufacturing operation, which consists of cutting diving board blanks and scaffolding material, depends upon obtaining adequate supplies of lumber on a timely basis. The results of operations could be adversely affected if adequate supplies of raw materials cannot be obtained in a timely manner or if the costs of lumber increased significantly.

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

The Company could lose its significant customers:

The top ten customers of the Company represent 39% of its business.  The Company would experience a significantly adverse effect if these customers were lost and could not be replaced.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2005.  However, the Company is exposed to interest rate risk.

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

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

One of the Company’s subsidiaries is a plaintiff in a lawsuit filed in Portland, Oregon, entitled, Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc., et al., Cause No. 05-03-02553 (Multnomah County Circuit Court).  The litigation involves a purchase agreement to acquire inventory from Greenwood Forest Products Inc (“GFP”).  The amount in dispute is approximately $600,000, with a trial date anticipated in the middle of March 2006. The Company is vigorously pursuing the matter and management believes the Company will ultimately succeed on the merits.

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

Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.

Submission of Matters to a Vote of Securities Holders

---No Disclosure Required---

Item 5.

Other Information

---No Disclosure Required---

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Boone

31.2

Certification of Director pursuant to Section 302 of the Sarbanes-Oxley Act, Korelin

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Boone

32.2

Certification of Director pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Korelin

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: January 12, 2005

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  January 12, 2005

/s/  Alexander B. Korelin

Alexander B. Korelin, Director