Form 10-Q/A
period 2005-11-30
JEWETT CAMERON TRADING CO LTD
filed 2006-02-02
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

#

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

Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.

Submission of Matters to a Vote of Securities Holders

---No Disclosure Required---

Item 5.

Other Information

---No Disclosure Required---

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald Boone

31.2

Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Michael Nasser

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald Boone

32.2

Certification of Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Michael Nasser

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: February 2, 2006

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  February 2, 2006

/s/  Michael C. Nasser

Michael C. Nasser, Corporate Secretary