Form 10-Q
period 2006-02-28
JEWETT CAMERON TRADING CO LTD
filed 2006-04-07
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006.

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

Common Stock, no par value – 1,532,359 Shares outstanding at February 28, 2006.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

	February 28, 2006	August 31, 2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 566,125	$ 609,944
Accounts receivable, net of allowance of $Nil (August 31, 2005- $Nil)	7,042,894	6,401,765
Inventory (Note 3)	7,668,645	7,774,413
Prepaid expenses	126,324	54,691
Note receivable (Note 4)	12,900	38,238

Total current assets	15,416,888	14,879,051

Property, plant and equipment (Note 5)	2,309,529	2,482,207

Deferred income taxes (Note 6)	153,500	177,100

Total assets	$ 17,879,917	$17,538,358

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

		February 28, 2006	August 31, 2005
		(Unaudited)

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank indebtedness (Note 7)		$ 1,271,486	$ 2,077,063
Accounts payable		2,403,542	2,433,687
Accrued liabilities		1,313,386	965,412
Accrued income taxes		40,150	350,997
Current portion of promissory note		56,000	56,000

Total current liabilities		5,084,564	5,883,159

Long term liabilities
Promissory note (Note 8)		2,113,116	2,141,079

Total long term liabilities		2,113,116	2,141,079

Total liabilities		7,197,680	8,024,238

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,532,359	Common shares (August 31, 2005 – 1,479,859)	2,001,104	1,883,604
Additional paid-in capital		583,211	583,211
Subscriptions received in advance		-	117,500
Retained earnings		8,097,922	6,929,805

Total stockholders' equity		10,682,237	9,514,120

Total liabilities and stockholders' equity		$ 17,879,917	$17,538,358

Nature of operations (Note 1)

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended February 28, 2006	Three Month Period Ended February 28, 2005	Six Month Period Ended February 28, 2006	Six Month Period Ended February 28, 2005

SALES	$ 18,948,343	$ 19,344,565	$ 37,173,300	$ 37,485,055

COST OF SALES	16,187,677	16,769,229	31,628,215	32,494,365

GROSS PROFIT	2,760,666	2,575,336	5,545,085	4,990,690

OPERATING EXPENSES
General and administrative	896,557	555,145	1,529,614	1,151,749
Depreciation	70,919	90,220	142,881	194,070
Wages and employee benefits	1,335,467	1,656,489	2,541,607	2,996,927

	(2,302,943)	(2,301,854)	(4,214,102)	(4,342,746)

Income from operations	457,723	273,482	1,330,983	647,944

OTHER ITEMS
Gain on sale of property, plant and equipment (Note 5)	599,825		599,825
Interest and other income	-	8,436	60,435	30,141
Interest expense	(54,822)	(122,294)	(114,126)	(240,626)

	545,003	(113,858)	546,134	(210,485)

Income before income taxes	1,002,726	159,624	1,877,117	437,459

Income tax (expense)	(385,000)	(55,000)	(709,000)	(165,000)

Net income for the period	$ 617,726	$ 104,624	$ 1,168,117	$ 272,459

Basic net income per common share	$ .40	$ .07	$ .76	$ .19

Diluted net income per common share	$ .39	$ .07	$ .74	$ .18

Weighted average number of common shares outstanding
Basic	1,532,359	1,465,859	1,527,984	1,465,859
Diluted	1,572,616	1,529,654	1,571,424	1,529,367

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY, LTD, AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Subscription Received in Advance	Retained Earnings	Total

Balance, August 31, 2005	1,479,859	$1,883,604	$ 583,211	$ 117,500	$6,929,805	$ 9,514,120

Options exercised	52,500	117,500	-	(117,500)	-	-

Net income for the period	-	-	-	-	1,168,117	1,168,117

Balance, February 28, 2006	1,532,359	$ 2,001,104	$ 583,211	$ -	$8,097,922	$10,682,237

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended February 28, 2006	Three Month Period Ended February 28, 2005	Six Month Period Ended February 28, 2006	Six Month Period Ended February 28, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 617,726	$ 104,624	$ 1,168,117	$ 272,459
Items not involving an outlay in cash:
Depreciation	70,919	90,219	142,881	194,070
Gain on sale of property, plant and equipment	(599,825)	-	(599,825)	(9,297)
Deferred income taxes	23,600	-	23,600	-

Changes in non-cash working capital items:
Increase in accounts receivable	(826,145)	(1,427,714)	(641,129)	(1,401,191)
(Increase) decrease in inventory	(550,395)	1,125,865	105,768	1,877,568
(Increase) decrease in prepaid expenses	33,876	(58,866)	(71,633)	(66,180)
Decrease in note receivable	8,047	13,994	25,338	11,795
Increase in accounts payable and accrued liabilities	1,569,482	1,429,811	317,829	1,468,868
Decrease in income taxes payable	(367,983)	(99,623)	(310,847)	(149,090)

Net cash provided by (used in) operating Activities	(20,698)	1,178,310	160,099	2,199,002

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(323,605)	(519,036)	(805,577)	(1,296,680)
Repayment of promissory note	(14,290)	-	(27,963)	-

Net cash used in financing activities	(337,895)	(519,036)	(833,540)	(1,296,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,881)	(15,989)	(30,378)	(59,613)
Proceeds on sale of property, plant and equipment	660,000	-	660,000	14,000

Net cash provided by (used in) investing activities	648,119	(15,989)	629,622	(45,613)

Change in cash and cash equivalents	289,526	643,285	(43,819)	856,709

Cash and cash equivalents, beginning of period	276,599	503,906	609,944	290,482

Cash and cash equivalents, end of period	$ 566,125	$ 1,147,191	$ 566,125	$ 1,147,191

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”), which are not materially different from Canadian generally accepted accounting principles (“Canadian GAAP”).  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated interim financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2005.  The results of operations for the period ended February 28, 2006, are not necessarily indicative of the results to be expected for the year ending August 31, 2006.

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

FEBRUARY 28, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At February 28, 2006, and August 31, 2005, cash and cash equivalents consisted of cash held at financial institutions.

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.   The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables.  Based on these factors, there is a provision for doubtful accounts of $nil and $nil for February 28, 2006, and August 31, 2005 respectively.

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

FEBRUARY 28, 2006

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

The earnings per share data for the period ended February 28, 2006, is summarized as follows:

	Three Month Period Ended February 28, 2006	Three Month Period Ended February 28, 2005	Six Month Period Ended February 28, 2006	Six Month Period Ended February 28, 2005

Net income for the period	$ 617,726	$ 104,624	$ 1,168,117	$ 272,459

Basic net income per share weighted average number of common shares outstanding	1,532,359	1,465,859	1,527,984	1,465,859

Effect of dilutive securities	40,257	63,795	43,440	63,508

Diluted net income per share weighted average number of common shares outstanding	1,572,616	1,529,654	1,571,424	1,529,367

Stock option plan

In December 2004, the FASB issued SFAS No. 123R (revised 2004) Share-Based Payment, This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock option plan (cont’d…)

The Company has adopted SFAS No. 123R during the current period and accordingly will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.  The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future. For fiscal year 2006, however, we do not expect  the incremental increase to compensation costs to be significant as no options have been granted during fiscal 2006 to date.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Financial instruments (cont’d)

The estimated fair values of the Company's financial instruments are as follows:

	February 28, 2006		August 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 566,125	$ 566,125	$ 609,944	$ 609,944
Accounts receivable	7,042,894	7,042,894	6,401,765	6,401,765
Note receivable	12,900	12,900	38,238	38,238
Bank indebtedness	1,271,486	1,271,486	2,077,063	2,077,063
Accounts payable and accrued liabilities	3,716,928	3,716,928	3,399,099	3,399,099
Accrued income taxes	40,150	40,150	350,997	350,997
Promissory note	2,169,116	2,291,340	2,197,079	2,306,278

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the classifications used in the current year.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No.  151,  "Inventory  Costs",  to  amend  the guidance in Chapter 4, "Inventory  Pricing",  of FASB Accounting Research Bulletin No. 43, "Restatement And  Revision Of Accounting Research Bulletins", which will become effective for  the Company in  fiscal  year  2006. Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

The Company believes that the adoption of these pronouncements will not affect the financial  position  or  results  of  operations.

3.

INVENTORY

	February 28, 2006 (Unaudited)	August 31, 2005

Home improvement and wood products	$ 7,050,565	$ 6,735,260
Air tools and industrial clamps	303,931	345,693
Agricultural seed products	314,149	693,460

	$ 7,668,645	$ 7,774,413

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

5.

PROPERTY, PLANT AND EQUIPMENT

	February 28, 2006 (Unaudited)	August 31, 2005

Office equipment	$ 624,229	$ 614,367
Warehouse equipment	1,193,979	1,161,617
Buildings	2,004,306	2,345,034
Land	556,713	608,066

	4,379,227	4,729,084
Accumulated depreciation	(2,069,698)	(2,246,877)

Net book value	$ 2,309,529	$ 2,482,207

During the current period, the Company sold its distribution facility located in Ogden, Utah (which included the land and building) to an unrelated party.  The Company received gross proceeds of $660,000, and recognized a gain of $599,825 during the current period.

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

6.

DEFERRED INCOME TAXES

Deferred income taxes of $153,500 (August 31, 2005 - $177,100) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

7.

BANK INDEBTEDNESS

	February 28, 2006 (Unaudited)	August 31, 2005

Demand loan	$ 1,271,486	$ 2,077,063

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the period was 7.04% (2005 -  5.20%).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

8.

PROMISSORY NOTE

	2006	2005

Due June 15, 2010, bearing interest at 6.52% per annum, blended monthly payments of $16,601	$ 2,169,116	$ 2,197,079

Less current portion	(56,000)	(56,000)

Long term portion	$ 2,113,116	$ 2,141,079

The promissory note is secured by the property located in North Plains, Oregon.

The aggregate principal repayments required in each of the next five years, assuming the note  renewed under similar terms and conditions, will be as follows:

2006	$ 28,000
2007	60,000
2008	64,000
2009	68,000
2010	73,000

                At June 15, 2010, the amount of principal at renewal will be approximately $1,876,000.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

During the six month period ended February 28, 2006, the Company issued 52,500 common shares pursuant to stock options exercised for proceeds of $117,500 (proceeds were received during the year ended August 31, 2005).

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

FEBRUARY 28, 2006

10.

STOCK OPTIONS  (cont’d…)

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Proceeds received by the Company from exercise of stock options are credited to capital stock.

At February 28, 2006, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number of Shares	Exercise Price	Expiry Date

52,500	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan:

	Number of Shares	Weighted Average Exercise Price

Outstanding at August 31, 2005	105,000	Cdn$ 2.83
Exercised	(52,500)	Cdn$ 2.83
Outstanding at February 28, 2006	52,500	Cdn$ 2.83

Following is a summary of the status of options outstanding at February 28, 2006:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Cdn$2.83	52,500	0.40	Cdn$ 2.83	52,500	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

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

b)

The Company leases office premises pursuant to an operating lease which expires in January, 2007.  For the six month periods ended February 28, 2006 and February 28, 2005, rental expense was $95,173 and $97,799 respectively.

Future minimum annual lease payments are as follows:

2006	$ 95,173
2007	$ 39,655

c)

At February 28, 2006, the Company had an un-utilized line-of-credit of approximately $3,500,000 (Note 7).

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

12.

SEGMENT INFORMATION (cont'd…)

Following is a summary of segmented information for the periods ended February 28, 2006 and February 28, 2005:

	February 28, 2006 (Unaudited)	February 28, 2005 (Unaudited)

Sales to unaffiliated customers:
Lumber and building materials	$ 7,558,595	$ 5,707,065
Industrial tools	455,318	558,507
Industrial wood products	26,031,360	28,641,150
Seed processing and sales	3,128,027	2,578,333

	$ 37,173,300	$ 37,485,055

Income (loss) from operations:
Lumber and building materials	$ 193,425	$ (352,274)
Industrial tools	62,809	97,498
Industrial wood products	1,070,591	780,205
Seed processing and sales	63,365	149,594
General corporate	(59,207)	(27,079)

	$ 1,330,983	$ 647,944

Identifiable assets:
Lumber and building materials	$ 6,873,452	$ 7,484,644
Industrial tools	96,377	131,488
Industrial wood products	9,419,907	11,226,980
Seed processing and sales	1,417,315	1,367,432
General corporate	72,866	10,996

	$ 17,879,917	$ 20,221,540

Depreciation:
Lumber and building materials	$ 123,226	$ 154,300
Industrial wood products	19,655	39,770

	$ 142,881	$ 194,070

Capital expenditures:
Lumber and building materials	$ 25,978	$ 48,623
Seed processing and sales	1,735	2,865
Industrial wood products	2,665	8,125

	$ 30,378	$ 59,613

Interest expense:
Industrial wood products	$ 114,126	$ 240,626

	$ 114,126	$ 240,626

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

12.

SEGMENT INFORMATION (cont'd…)

For the six month periods ended February 28, 2006 and February 28, 2005, the Company made sales of $4,766,494 (2005 - $5,138,610) to a customer of the building materials segment which were in excess of 10% of total sales for the six month period.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At February 28, 2006 and August 31, 2005, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended February 28, 2006, the Company made purchases totalling $5,299,996 from one supplier, that accounted for purchases greater than 10% of total purchases in the industrial wood products segments.  For the six month period ended February 28, 2005, there were no suppliers that accounted for greater than 10% of total purchases in the industrial wood products segment.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For six month period ended February 28, 2006	For six month period ended February 28, 2005

Cash paid during the period for:
Interest	$ 114,126	$ 240,626
Income taxes	$ 729,383	$ 344,810

The significant non-cash transaction for the six month period ended February 28, 2006 was the issuance of 52,500 common shares for stock options exercised in the amount of $117,500 (of which the proceeds were received during the year ended August 31, 2005).

There were no significant non-cash transactions for the six month period ended February 28, 2005.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

15.

SUBSEQUENT EVENT

The Company has filed a registration statement whereby it proposes to raise up to $10,000,000, by issuing 500,000 common shares at $20.00 a share.  The offering is subject to approval of the registration statement with the Securities and Exchange Commission.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2006 and August 31, 2005 and its results of operations and its cash flows for the six month periods ended February 28, 2006 and February 28, 2005 in accordance with US GAAP.  Operating results for the six month period ended February 28, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2006.

The Company’s number of days in receivables was approximately 35 days as of February 28, 2006 and at August 31, 2005 the number of days in receivables was 31.

The Company’s number of days in inventory was approximately 44 as of February 28, 2006 in comparison to approximately 43 days as of August 31, 2005.

RESULTS OF OPERATIONS

Our operations are classified into four principal industry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett Cameron Lumber Corporation, a wholly owned subsidiary of ours and consist primarily of home improvement products (sold thru JCLC) such as fencing materials, dimension lumber, green houses, dog kennels, outdoor umbrellas, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc., a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Approximately 50% of Greenwood Product’s sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   The processing and sale of agricultural seeds consists of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to Jewett Cameron Seed Company occurs during this time of year. Our major distribution center is located in North Plains, Oregon. In December 2005, our distribution center in Ogden, Utah was sold and operations consolidated at the North Plains facility.

Three Months Ended February 28, 2006 and February 28, 2005

For the second quarter ended February 28, 2006, sales decreased 2% to $18,948,343 compared to $19,344,565 for the same quarter of the prior fiscal year.

The principal reason for the decline in sales was lower sales in our Greenwood Products business, which fell to $12,645,266 from $14,416,293. This was attributable to lower prices on certain products caused by competitive pricing pressure from some of our competitors.

Higher sales in the Lumber and Building materials category of $4,410,844 compared to $3,570,761 was a result of the Company’s growing sales of its newer products. Seed processing and sales were also higher for the quarter due a favorable pricing environment. Industrial Tool sales were $239,831 compared to $286,771 which is consistent with the shift of emphasis from volume to higher margin sales.

Cost of sales accounted for 85% of sales for the second quarter of the current fiscal year compared to 87% for the second quarter of the prior fiscal year, a decrease of 2%.  The decrease was primarily attributed to higher margins for the products included in the category of lumber and building materials as the Company continued to emphasize a shift in its sales and marketing from lower margin commodity products to higher margin specialty products.

Operating expenses accounted for 12% of sales for the second quarter of the current fiscal year compared to 12% for the second quarter of the last fiscal year. The lower Wages and Employee benefits of $1,335,467 in the current quarter compared to $1,656,489 was due to one-time expenses in the prior year’s quarter attributable to bonuses and employee reorganization costs. General and Administrative expenses of $896,557 compared to $555,145 in the prior year’s quarter were higher due to additional support costs related to the introduction and marketing of new products in the lumber and building materials segment.

The net income for the second quarter of the current fiscal year was $617,726 compared to net income of $104,624 in the second quarter ended February 28, 2005.  The increase in net income was due primarily to higher profit margins in both the industrial wood products and the lumber and building materials segments, as well as a one time gain on the sale of the Company’s Ogden, Utah distribution center of $599,825. Lower Interest Expense of ($54,822) compared to ($122,294) in the prior year’s quarter also contributed to the higher net income, although overall net income was affected by higher Income Tax expense of ($385,000) compared to ($55,000).  The diluted earnings per share was $0.39 for the second fiscal quarter of Fiscal 2006 ended February 28, 2006 compared to income per diluted share of $0.07 for the second fiscal quarter of Fiscal 2005.

Six Months Ended February 28, 2006 and February 29, 2005

For the first six months of the current fiscal year, ended February 28, 2006, sales totaled $37,173,300, a decrease of $311,755, or 0.8%, from sales during the same period in the prior fiscal year of $37,485,055. The slight decrease in sales was due to lower sales in the industrial wood products segment which was partially offset by higher sales in the lumber and building materials and the seed processing and sales segments.

Industrial wood products sales fell to $26,031,360 from $28,641,150 recorded in the first six months of the prior fiscal year, a decline of 9%. The primary reason for the decline was lower prices on certain of the Company’s products due to a very competitive pricing environment led by some competitors. In response, the Company is working to source lower cost alternatives for these products as well as continuing to diversify within the segment by adding higher margin products.

Lumber and building material sales rose 32% to $7,558,595 from $5,707,065. The higher sales were due to the new products introduced within the last several years as the Company shifted away from lower margin commodity products to higher margin specialty products. Seed processing and sales rose to $3,128,027 from $2,578,333, an increase of 21%. The higher sales were due to a favorable pricing environment as well as a good harvest during the growing season. Sales of industrial tools fell to $455,318 from $558,507, a decline of 18%, as the Company is currently shifting its sales model in this segment away from higher volume/lower margin products to higher margin specialty products.

Cost of sales accounted for 85% of sales for the first six months compared to 87% for the first six months of the prior fiscal year, a decrease of 2%. The decline was attributable to the continued marketing and sales emphasis on higher margin products in several of the Company’s business segments.

Operating expenses accounted for 11% of sales for the first six months compared to 11% for the first six months of the last fiscal year. Lower wages and employee benefits due to employee reorganization expenses recorded in the prior year’s period were offset by higher general and administrative expenses in the current six month period. These higher expenses were related to organizational and marketing support for the Company’s new products within the industrial wood products and lumber and building supply segments. Overall Operating Expenses are anticipated to remain at a similar level for the remainder of the current fiscal year.

The net income for the six months ended February 28, 2006 was $1,168,117, or $0.74 per diluted share, compared to $272,459, or $0.18 per diluted share, in the prior year’s period. The 329% increase was due to improved profit margins on sales in both the industrial wood products and lumber and building material segments, as well as a one-time gain of $599,825 from the sale of the Company’s Ogden, Utah distribution center. The net income was also higher due to lower interest expense of ($114,126) compared to ($240,626) as the Company paid down its bank indebtedness during the current period. Due to the higher income from operations and the gain on the sale of property, the Company had a higher Income Tax Expense of ($709,000) in the current six month period compared to ($165,000) in the prior year’s period.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2006 , the Company had working capital of $10,332,324, which represented an increase of $1,336,432 as compared to the working capital position of $8,995,892 as of August 31, 2005.  The primary reasons for the increase in working capital were slightly higher Accounts Receivable and Prepaid Expenses as well as lower Bank Indebtedness and Accrued Income Taxes. Bank Indebtedness fell to $1,271,486 from $2,077,063 as management used cash generated from sales and the sale of property to reduce the amount borrowed under its bank line of credit as well as reducing Accrued Income Taxes, which fell to $40,150 from $350,997. A total of $729,383 in cash used to pay Income Taxes during the current six month period compared to $344,810 in the same period in the prior year.

Accounts receivable and inventory represented 95% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $5.0 million of which there was an outstanding balance on February 28, 2006 of $1,271,486 compared to an outstanding balance as of August 31, 2005 of $2,077,063. The amounts outstanding under the Company’s bank line are primarily used seasonally to purchase inventory ahead of the highest sales demand which are typically Spring and Summer. The amount outstanding under the line is then reduced by cash generated from sales. Management recently voluntarily reduced the amount of the bank line from $8.0 million to $5.0 million as it was determined that the lower amount was suitable for the Company’s anticipated short-term borrowing requirements. The weighted average interest rate for the current period was 7.04% compared to 5.20% during the same period in fiscal 2005. This increase is consistent with the overall rise of prevailing interest rates in the United States.

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

•

A loss of the bank credit agreement could impact future liquidity.

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

A loss of the bank credit agreement could impact future liquidity:

The Company currently maintains a line of credit with U.S. Bank in the amount of $5.0 million. A loss of this credit line could have a significantly adverse effect on the liquidity of the Company.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2006.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of February 28, 2006.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated:  April 7, 2006

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  April 7, 2006

/s/  Michael C. Nasser

Michael C. Nasser, Corporate Secretary