Form 10-Q
period 2006-05-31
JEWETT CAMERON TRADING CO LTD
filed 2006-07-10
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006.

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

Common Stock, no par value – 1,532,359 Shares outstanding at May 31, 2006.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

	May 31,	August 31,
	2006	2005
	(Unaudited)
ASSETS

Current
Cash and cash equivalents	$ 908,714	$ 609,944
Accounts receivable, net of allowance of $Nil (August 31, 2005- $Nil)	6,550,306	6,401,765
Inventory (Note 3)	7,230,636	7,774,413
Prepaid expenses	53,647	54,691
Note receivable (Note 4)	5,244	38,238

Total current assets	14,748,547	14,879,051

Property, plant and equipment (Note 5)	2,248,383	2,482,207

Deferred income taxes (Note 6)	176,700	177,100

Total assets	$17,173,630	$17,538,358

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

		May 31,	August 31,
		2006	2005
		(Unaudited)
Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank indebtedness (Note 7)		$ 76,446	$ 2,077,063
Accounts payable		2,125,515	2,433,687
Accrued liabilities		1,184,207	965,412
Accrued income taxes		389,350	350,997
Current portion of promissory note		56,000	56,000

Total current liabilities		3,831,518	5,883,159

Long term liabilities
Promissory note (Note 8)		2,099,373	2,141,079

Total long term liabilities		2,099,373	2,141,079

Total liabilities		5,930,891	8,024,238

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common share, without par value
10,000,000	Preferred shares, without par value
Issued
1,532,359	Common share, without par value	2,001,104	1,883,604
Additional paid-in capital		583,211	583,211
Subscriptions received in advance		-	117,500
Retained earnings		8,658,424	6,929,805

Total stockholders' equity		11,242,739	9,514,120

Total liabilities and stockholders' equity		$17,173,630	$17,538,358

Nature of operations (Note 1)

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
SALES	$20,557,496	$19,184,172	$57,730,796	$56,669,227

COST OF SALES	17,606,950	16,430,186	49,235,165	48,924,551

GROSS PROFIT	2,950,546	2,753,986	8,495,631	7,744,676

OPERATING EXPENSES
General and administrative	743,131	670,384	2,272,745	1,822,133
Depreciation	71,899	96,724	214,780	290,794
Wages and employee benefits	1,195,647	1,349,415	3,737,254	4,346,342

	(2,010,677)	(2,116,523)	(6,224,779)	(6,459,269)

Income from operations	939,869	637,463	2,270,852	1,285,407

OTHER ITEMS
Gain on sale of property, plant and equipment (Note 5)	-	-	599,825	-
Interest and other income	-	11,773	60,435	41,914
Interest expense	(53,367)	(124,139)	(167,493)	(364,765)

	(53,367)	(112,366)	492,767	(322,851)

Income before income taxes	886,502	525,097	2,763,619	962,556

Income tax expense	(326,000)	(182,000)	(1,035,000)	(347,000)

Net income for the period	$ 560,502	$ 343,097	$ 1,728,619	$ 615,556

Basic net income per common share	$ .37	$ .23	$ 1.13	$ .42

Diluted net income per common share	$ .36	$ .22	$ 1.09	$ .40

Weighted average number of common shares outstanding
Basic	1,532,359	1,465,859	1,529,442	1,465,859
Diluted	1,574,459	1,525,715	1,581,942	1,529,367

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY, LTD, AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

	Common Stock
			Additional	Subscription
	Number		Paid-In	Received in	Retained
	of shares	Amount	Capital	Advance	Earnings	Total

Balance, August 31, 2005	1,479,859	$ 1,883,604	$ 583,211	$ 117,500	$ 6,929,805	$ 9,514,120

Options exercised	52,500	117,500	-	(117,500)	-	-

Net income for the period	-	-	-	-	1,728,619	1,728,619

Balance, May 31, 2006	1,532,359	$ 2,001,104	$ 583,211	$ -	$ 8,658,424	$11,242,739

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Three Month	Three Month	Nine month	Nine month
	Period Ended	Period Ended	Period Ended	Period Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 560,502	$ 343,097	$ 1,728,619	$ 615,556
Items not involving an outlay in cash:
Depreciation	71,898	96,724	214,780	290,794
Gain on sale of property, plant and equipment	-	-	(599,825)	(9,297)
Deferred income taxes	(23,200)	-	400	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	492,588	1,496,814	(148,541)	95,623
Increase in inventory	438,009	69,016	543,777	1,946,584
(Increase) decrease in prepaid expenses	72,677	63,763	1,044	(2,417)
Decrease in note receivable	7,656	10,300	32,994	22,095
Increase (decrease) in accounts payable and accrued liabilities	(407,206)	(1,225,376)	(89,377)	243,492
Increase (decrease) in income taxes payable	349,200	120,600	38,353	(28,490)

Net cash provided by operating activities	1,562,124	974,938	1,722,224	3,173,940

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(1,195,040)	(1,174,720)	(2,000,617)	(2,471,400)
Repayment of promissory note	(13,743)	-	(41,706)	-

Net cash used in financing activities	(1,208,783)	(1,174,720)	(2,042,323)	(2,471,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,752)	(504)	(41,131)	(60,117)
Proceeds on sale of property, plant and equipment	-	-	660,000	14,000

Net cash provided by (used in) investing activities	(10,752)	(504)	618,869	(46,117)

Change in cash and cash equivalents	342,589	(200,286)	298,770	656,423

Cash and cash equivalents, beginning of period	566,125	1,147,191	609,944	290,482

Cash and cash equivalents, end of period	$ 908,714	$ 946,905	$ 908,714	$ 946,905

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

1.

NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. and subsidiaries (the “Company” or “Jewett”) was incorporated under the Company Act of British Columbia on July 8, 1987.

The Company, through its subsidiaries, operates out of facilities located in North Plains, Oregon, Portland, Oregon. The Company operates as a wholesaler of lumber and building materials to home improvement centres located primarily in the Pacific region of the United States; as a processor and distributor of industrial wood and other specialty building products principally to original equipment manufacturers in the United States; as an importer and distributor of pneumatic air tools and industrial clamps in the United States; and as a processor and distributor of agricultural seeds in the United States.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”), which are not materially different from Canadian generally accepted accounting principles (“Canadian GAAP”).  In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein.  These consolidated interim financial statements do not include all disclosures required by US GAAP and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended August 31, 2005.  The results of operations for the period ended May 31, 2006, are not necessarily indicative of the results to be expected for the year ending August 31, 2006.

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

MAY 31, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.  At May 31, 2006, and August 31, 2005, cash and cash equivalents consisted of cash held at financial institutions.

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.   The Company provides for estimated losses on accounts receivable based on prior bad debt experience and a review of existing receivables.  Based on these factors, there is a provision for doubtful accounts of $nil and $nil for May 31, 2006, and August 31, 2005 respectively.

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

MAY 31, 2006

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

The earnings per share data for the period ended May 31, is summarized as follows:

	Three Month	Three Month	Nine Month	Nine Month
	Period Ended	Period Ended	Period Ended	Period Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

Net income for the period	$ 560,502	$ 343,097	$ 1,728,619	$ 615,556

Basic net income per share weighted average number of common shares outstanding	1,532,359	1,465,859	1,529,442	1,465,859

Effect of dilutive securities	42,100	59,856	52,500	63,508

Diluted net income per share weighted average number of common shares outstanding	1,574,459	1,525,715	1,581,9429	1,529,367

Stock option plan

In December 2004, the FASB issued SFAS No. 123R (revised 2004) Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock option plan (cont’d…)

The Company has adopted SFAS No. 123R during the period ended February 28, 2006 and accordingly will begin recognizing the cost of stock options using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date.  The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future. For fiscal year 2006, however, we do not expect  the incremental increase to compensation costs to be significant as no options have been granted during fiscal 2006 to date.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Financial instruments (cont’d)

The estimated fair values of the Company's financial instruments are as follows:

	May 31, 2006 Unaudited		August 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 908,714	$ 908,714	609,944	609,944
Accounts receivable	6,550,306	6,550,306	6,401,765	6,401,765
Note receivable	5,244	5,244	38,238	38,238
Bank indebtedness	76,446	76,446	2,077,063	2,077,063
Accounts payable and accrued liabilities	3,309,722	3,309,722	3,399,099	3,399,099
Accrued income taxes	389,350	389,350	350,997	350,997
Promissory note	2,155,373	2,277,597	2,197,079	2,306,278

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

MAY 31, 2006

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

The Company believes that the adoption of these pronouncements will not affect the financial  position  or  results  of  operations.

3.

INVENTORY

	May 31,	August 31,
	2006 Unaudited	2005

Home improvement and wood products	$ 6,709,238	$ 6,735,260
Air tools and industrial clamps	329,306	345,693
Agricultural seed products	192,092	693,460

	$ 7,230,636	$ 7,774,413

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

5.

PROPERTY, PLANT AND EQUIPMENT

	May 31,	August 31,
	2006 Unaudited	2005

Office equipment	$ 632,597	$ 614,367
Warehouse equipment	1,196,364	1,161,617
Buildings	2,004,306	2,345,034
Land	556,713	608,066

	4,389,980	4,729,084
Accumulated depreciation	(2,141,597)	(2,246,877)

Net book value	$2,248,383	$2,482,207

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

6.

DEFERRED INCOME TAXES

Deferred income taxes of $176,700 (August 31, 2005 - $177,100) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

7.

BANK INDEBTEDNESS

	May 31,	August 31,
	2006 Unaudited	2005

Demand loan	$76,446	$2,077,063

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the period was 7.74% (2005 -  5.20%).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

8.

PROMISSORY NOTE

	May 31,	August 31,
	2006 Unaudited	2005

Due June 15, 2010, bearing interest at 6.25% per annum, blended monthly payments of $16,601	$2,155,373	$2,197,079

Less current portion	(56,000)	(56,000)

Long term portion	$2,099,373	$2,141,079

The promissory note is secured by the property located in North Plains, Oregon.

The aggregate principal repayments required in each of the next five years, assuming the note  renewed under similar terms and conditions, will be as follows:

2006	$14,000
2007	60,000
2008	64,000
2009	68,000
2010	73,000

                At June 15, 2010, the amount of principal at renewal will be approximately $1,876,000.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

During the nine month period ended May 31, 2006, the Company issued 52,500 common shares pursuant to stock options exercised for proceeds of $117,500 (proceeds were received during the year ended August 31, 2005).

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

MAY 31, 2006

10.

STOCK OPTIONS  (cont’d…)

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Proceeds received by the Company from exercise of stock options are credited to capital stock.

At May 31, 2006, employee incentive stock options were outstanding enabling the holders to acquire the following number of shares:

Number	Exercise	Expire
of Shares	Price	Date

52,500	Cdn$ 2.83	August 6, 2006

Following is a summary of the status of the plan:

		Weighted
		Average
	Number	Exercise
	Of Shares	Price
Outstanding at August 31, 2005	105,000	Cdn$ 2.83
Excercised	(52,500)	Cdn$ 2.83
Outstanding at May 31, 2006	52,500	Cdn$ 2.83

Following is a summary of the status of options outstanding at May 31, 2006 (unaudited):

	Outstanding Options			Excercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price

Cdn$ 2.83	52,500.17		Cdn$ 2.83	52,500	Cdn$ 2.83

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

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

b)

The Company leases office premises pursuant to an operating lease which expires in January, 2007.  For the nine month periods ended May 31, 2006 and May 31, 2005, rental expense was $142,775 and $143,213 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2006	$47,601
Fiscal 2007	$39,655

c)

At May 31, 2006, the Company had an un-utilized line-of-credit of approximately $4,723,555 (Note 7).

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

( Unaudited - Prepared by Management)

MAY 31, 2006

12.

SEGMENT INFORMATION (cont'd…)

Following is a summary of segmented information for the periods ended May 31, 2006 and May 31, 2005:

	May 31,	May 31,
	2006	2005
Sales to unaffiliated customers:
Lumber and building materials	$14,261,103	$10,070,112
Industrial tools	692,745	844,053
Industrial wood products	38,480,180	42,111,051
Seed processing and sales	4,296,768	3,644,011

	$57,730,796	$56,669,227

Income (loss) from operations:
Lumber and building materials	$ 641,972	$ (121,805)
Industrial tools	112,150	119,415
Industrial wood products	1,405,531	1,307,733
Seed processing and sales	198,610	7,143
General corporate	(87,411)	(27,079)

	$ 2,270,852	$ 1,285,407

Identifiable assets:
Lumber and building materials	$ 7,229,834	$ 7,260,422
Industrial tools	98,693	111,006
Industrial wood products	9,070,113	9,435,621
Seed processing and sales	667,877	1,467,096
General corporate	107,113	10,996

	$17,173,630	$18,285,141

Depreciation:
Lumber and building materials	$ 178,317	$ 231,038
Industrial wood products	36,463	59,756

	$ 214,780	$ 290,794

Capital expenditures:
Lumber and building materials	$ 36,731	$ 49,127
Seed processing and sales	1,735	2,865
Industrial wood products	2,665	8,125

	$ 41,131	$ 60,117

Interest expense:
Industrial wood products	$ 167,493	$ 364,785

	$ 167,493	$ 364,785

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

12.

SEGMENT INFORMATION (cont'd…)

For the nine month periods ended May 31, 2006 and May 31, 2005, the Company made sales of $7,333,319 (2005 - $7,716,574) to a customer of the industrial wood products segment which were in excess of 10% of total sales for the nine month period.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At May 31, 2006 and August 31, 2005, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the nine month period ended May 31, 2006, the Company had four suppliers totalling $5,118,766, $4,290,335, $4,790,783 and $4,036,858 that accounted for purchases greater than 10% of total purchases in the industrial wood products segment and lumber and building material segment.  For the nine month period ended May 31, 2005, there were two suppliers totalling $6,480,563 and $3,741,428 that accounted for greater than 10% of total purchases in the industrial wood products segment.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	For nine month	For nine month
	period ended	period ended
	May 31,	May 31,
	2006	2005

Cash paid during the period for:
Interest	$174,198	$364,765
Income taxes	$729,383	$406,210

The significant non-cash transaction for the nine month period ended May 31, 2006 was the issuance of 52,500 common shares for stock options exercised in the amount of $117,500 (of which the proceeds were received during the year ended August 31, 2005).

There were no significant non-cash transactions for the nine month period ended May 31, 2006 and 2005.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

MAY 31, 2006

15.

SUBSEQUENT EVENT

The Company has filed a registration statement whereby it proposes to raise up to $10,000,000, by issuing 500,000 common shares at $20.00 a share.  The offering is subject to approval of the registration statement with the Securities and Exchange Commission.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2006 and August 31, 2005 and its results of operations and its cash flows for the nine month periods ended May 31, 2006 and May 31, 2005 in accordance with US GAAP.  Operating results for the nine month period ended May 31, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2006.

The Company’s number of days in receivables was approximately 31 days as of May 31, 2006 and at August 31, 2005 the number of days in receivables was 31.

The Company’s number of days in inventory was approximately 40 as of May 31, 2006 in comparison to approximately 43 days as of August 31, 2005.

RESULTS OF OPERATIONS

Our operations are classified into four principal industry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett Cameron Lumber Corporation, a wholly owned subsidiary of ours and consist primarily of home improvement products such as fencing materials, dimension lumber, green houses, dog kennels, outdoor umbrellas, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc., a wholly owned subsidiary of Jewett Cameron Lumber Corporation. A significant portion of Greenwood Product’s sales are attributable to the recreational boating industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-PRO Co., a wholly owned subsidiary of Jewett Cameron Lumber Corporation.   The processing and sale of agricultural seeds consists of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett Cameron Seed Company, a wholly owned subsidiary of Jewett Cameron Lumber Corporation. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to Jewett Cameron Seed Company occurs during this time of year. Our major distribution center is located in North Plains, Oregon. In December 2005, our distribution center in Ogden, Utah was sold and operations consolidated at the North Plains facility.

Three Months Ended May 31, 2006 and May 31, 2005

For the third quarter ended May 31, 2006, sales increased 7.1% to $20,557,496 compared to $19,184,172 for the same quarter of the prior fiscal year.

The principal reason for the increase in sales was higher sales in our Lumber and Building materials category, which increased to $6,702,508 from $4,363,047. This was attributable to growing sales of its newer products. In addition, Seed processing and sales increased to $1,168,741 from $1,065,678  due to a favorable pricing environment.

Sales in our Greenwood Products business declined from $13,469,901 to $12,448,820 as a result of competitive pricing pressure in one of Greenwood’s product lines.  Industrial Tool sales declined to $237,427 from $285,546 for the third quarter of the prior year which is consistent with our shift of emphasis away from higher volume/lower margin products to higher margin specialty products.

Cost of sales accounted for 86% of sales for both the third quarter of the current fiscal year and the third quarter of the prior fiscal year.  The Company continues to see stable costs in relation to revenue increases due to a shift in its sales and marketing from lower margin commodity products to higher margin specialty products in the lumber and building materials business segment.

Operating expenses accounted for 9.7% of sales for the third quarter of the current fiscal year compared to 11% for the third quarter of the prior fiscal year. The lower Wages and Employee benefits of $1,195,647 in the current quarter compared to $1,349,415 was due to  prior year’s reorganizational changes. General and Administrative expenses of $743,131 compared to $670,384 in the prior year’s quarter were higher due to additional support costs related to the introduction and marketing of new products in the lumber and building materials segment.

The net income for the third quarter of the current fiscal year was $560,502 compared to net income of $343,097 in the third quarter ended May 31, 2005.  The increase in net income was due primarily to higher profit margins in both the lumber and building materials and seed processing segments. Lower Interest Expense of ($53,367) compared to ($124,139) in the prior year’s quarter also contributed to the higher net income, although overall net income was affected by higher Income Tax expense of ($326,000) compared to ($182,000).  The diluted earnings per share was $0.36 for the third quarter of the current fiscal year ended May 31, 2006 compared to income per diluted share of $0.22 for the third  quarter of the prior year ended May 31, 2005.

Nine Months Ended March 31, 2006 and May 31, 2005

For the first nine months of the current fiscal year, ended May 31, 2006, sales totaled $57,730,796, an increase of $1,061,569, or 1.8%, from sales during the same period in the prior fiscal year of $56,669,227. The increase in sales was due to higher sales in the lumber and building material segment and the seed processing and sales segments.  This is partially offset by lower results in industrial wood products and industrial tools.

Lumber and building material sales rose 41.6% to $14,261,103 from $10,070,112. The higher sales were due to the new products introduced within the last several years as the Company shifted away from lower margin commodity products to higher margin specialty products. Seed processing and sales rose to $4,296,768 from $3,644,011, an increase of 17.9%. The higher sales were due to a favorable pricing environment as well as a good harvest during the growing season.

Industrial wood products sales fell to $38,480,180 from $42,111,051 recorded in the first nine months of the prior fiscal year, a decline of 8.6%. The primary reason for the decline was lower prices on certain of the Company’s products due to a very competitive pricing environment led by a competitor. In response, the Company is working to source lower cost alternatives for these products as well as continuing to diversify within the segment by adding higher margin products. Sales of industrial tools fell to $692,745 from $844,053, a decline of 17.9%, as the Company is currently shifting its sales model in this segment away from higher volume/lower margin products to higher margin specialty products.

Cost of sales accounted for 85% of sales for the first nine months compared to 86% for the first nine months of the prior fiscal year, a decrease of 1%. The decline was attributable to the continued marketing and sales emphasis on higher margin products in several of the Company’s business segments.

Operating expenses accounted for 10.7% of sales for the first nine months compared to 11.3% for the first nine months of the last fiscal year. Lower wages and employee benefits due to employee reorganization expenses recorded in the prior year’s period were offset by higher general and administrative expenses in the current nine month period. These higher expenses were related to organizational and marketing support for the Company’s new products within the industrial wood products and lumber and building supply segments. Overall operating expenses are anticipated to remain at a similar level for the remainder of the current fiscal year.

The net income for the nine months ended May 31, 2006 was $1,728,619, or $1.09 per diluted share, compared to $615,556, or $0.40 per diluted share, in the prior year’s period. The 181% increase was due to improved profit margins on sales in both industrial wood products and lumber and building material segments, as well as a one-time gain of $599,825 from the sale of the Company’s Ogden, Utah distribution center. The net income was also higher due to lower interest expense of ($167,493) compared to ($364,765) as the Company paid down its bank indebtedness during the current period. Due to the higher income from operations and the gain on the sale of property, the Company had a higher Income Tax Expense of ($1,035,000) in the current nine month period compared to ($347,000) in the prior year’s period.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2006 , the Company had working capital of $10,917,029, which represented an increase of $1,921,137 as compared to the working capital position of $8,995,892 as of August 31, 2005.  The primary reasons for the increase in working capital were slightly higher Accounts Receivable as well as lower Bank Indebtedness. Bank Indebtedness fell to $76,446 from $2,077,063 as management used cash generated from sales and the sale of property to reduce the amount borrowed under its bank line of credit. A total of $729,383 in cash used to pay income taxes during the current nine month period compared to $406,210 in the same period in the prior year.

Accounts receivable and inventory represented 93% of current assets and both continue to turn over at acceptable rates.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $5.0 million of which there was an outstanding balance on May 31, 2006 of $76,446 compared to an outstanding balance as of August 31, 2005 of $2,077,063. The amounts outstanding under the Company’s bank line are primarily used seasonally to purchase inventory ahead of the highest sales demand which are typically Spring and Summer. The amount outstanding under the line is then reduced by cash generated from sales. Management recently voluntarily reduced the amount of the bank line from $8.0 million to $5.0 million as it was determined that the lower amount was suitable for the Company’s anticipated short-term borrowing requirements. The weighted average interest rate for the current period was 7.74% compared to 5.20% for fiscal period ended August 31, 2005. This increase is consistent with the overall rise of prevailing interest rates in the United States.

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

The Company could lose its significant customers:

The top ten customers of the Company represent 36% of its business, as of the nine month period ended May 31, 2006.  The Company would experience a significantly adverse effect if these customers were lost and could not be replaced.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2006.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of May 31, 2006.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald Boone

31.2

Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Daniel R. McDonell.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald Boone

32.2

Certification of Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Daniel R. McDonell.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated:  July 7, 2006

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  July 7, 2006

/s/  Daniel R. McDonell

Daniel R. McDonell, Chief Financial Officer

Dated:  July 7, 2006

/s/  Michael C. Nasser

Michael C. Nasser, Corporate Secretary