Form 10-Q/A
period 2005-11-30
JEWETT CAMERON TRADING CO LTD
filed 2006-07-17
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A-2

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

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,532,359	Common shares (August 31, 2005 – 1,479,859)	2,001,104	1,883,604
Additional paid-in capital		583,211	583,211
Subscriptions received in advance		-	117,500
Retained earnings		7,480,196	6,929,805

Total stockholders' equity		10,064,511	9,514,120

Total liabilities and stockholders' equity		$16,398,587	$17,538,358

Nature of operations (Note 1)

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended November 30, 2005	Three Month Period Ended November 30, 2004

SALES	$18,224,957	$ 18,140,490

COST OF SALES	15,440,538	15,725,136

GROSS PROFIT	2,784,419	2,415,354

OPERATING EXPENSES
Selling, general and administrative expenses	633,057	596,604
Depreciation	71,962	103,850
Wages and employee benefits	1,206,140	1,340,438

	1,911,159	2,040,892

Income from operations	873,260	374,462

OTHER ITEMS
Interest and other income	60,434	21,705
Interest expense	(59,303)	(118,332)

	1,131	(96,627)

Income before income taxes	874,391	277,835

Income taxes	324,000	110,000

Net income for the period	$ 550,391	$ 167,835

Basic earnings per common share	$ .36	$ 0.11

Diluted earnings per common share	$ .35	$ 0.11

Weighted average number of common shares outstanding:
Basic	1,523,705	1,465,859
Diluted	1,567,581	1,529,075

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Subscription Received in Advance	Retained Earnings	Total

Balance, August 31, 2005	1,479,859	$1,883,604	$ 583,211	$ 117,500	$6,929,805	$9,514,120

Share issued for exercise of options	52,500	117,500		(117,500)

Net income for the period	-	-	-	-	550,391	550,391

Balance, November 30, 2005	1,532,359	$2,001,104	$ 583,211	$ -	$7,480,196	$10,064,511

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

The estimated fair values of the Company's financial instruments are as follows:

	November 30, 2005 (Unaudited)		August 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$276,599	$276,599	$ 609,944	$609,944
Accounts receivable	6,216,749	6,216,749	6,401,765	6,401,765
Note receivable	20,947	20,947	38,238	38,238
Bank indebtedness	1,595,091	1,595,091	2,077,063	2,077,063
Accounts payable and accrued liabilities	2,147,446	2,147,446	3,399,099	3,399,099
Accrued income taxes	408,133	408,133	350,997	350,997
Promissory note	2,183,406	2,318,654	2,197,079	2,306,278

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

8.

PROMISSORY NOTE

November 30, 2005 (Unaudited)	August 31, 2005
Due June 15, 2010, bearing interest at 6.52% per annum, blended monthly payments of $16,601	$ 2,183,406	$2,197,079

Less current portion	(56,000)	(56,000)

Long term portion	$ 2,127,406	$2,141,079

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

CEO and CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO.  The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, Our CEO and CFO have concluded that our disclosure controls and procedures were effective at that reasonable assurance level for the period stated.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the period ended 11/30/05 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls.

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