Form 10-Q/A
period 2005-11-30
JEWETT CAMERON TRADING CO LTD
filed 2006-09-01
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A-3

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended November 30, 2005	Three Month Period Ended November 30, 2004

SALES	$18,224,957	$18,140,490

COST OF SALES	15,440,538	15,725,136

GROSS PROFIT	2,784,419	2,415,354

OPERATING EXPENSES
Selling, general and administrative expenses	633,057	596,604
Depreciation	71,962	103,850
Wages and employee benefits	1,206,140	1,340,438

	1,911,159	2,040,892

Income from operations	873,260	374,462

OTHER ITEMS
Interest and other income	60,434	21,705
Interest expense	(59,303)	(118,332)

	1,131	(96,627)

Income before income taxes	874,391	277,835

Income taxes	324,000	110,000

Net income for the period	$ 550,391	$ 167,835

Basic earnings per common share	$ .36	$ 0.11

Diluted earnings per common share	$ .35	$ 0.11

Weighted average number of common shares outstanding:
Basic	1,523,705	1,465,859
Diluted	1,567,581	1,529,075

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

8.

PROMISSORY NOTE

November 30, 2005 (Unaudited)	August 31, 2005
Due June 15, 2010, bearing interest at 6.52% per annum, blended monthly payments of $16,601	$ 2,183,406	$ 2,197,079

Less current portion	(56,000)	(56,000)

Long term portion	$2,127,406	$ 2,141,079

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended November 30, 2005 the CEO and CFO have  concluded that our disclosure controls and procedures were effective. For the period ended November 30, 2005  the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures

CEO and CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and CFO.  The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

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

CONCLUSION

In accordance  with SEC requirements, the CEO and CFO note that, as of the period ended November 30, 2005  covered by this report, there were  no significant deficiencies and material weaknesses in our Internal Controls.

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

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald Boone

31.2

Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Michael C. Nasser

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald Boone

32.2

Certification of Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Michael C. Nasser

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated:  August 31, 2006

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  August 31, 2006

/s/  Michael C. Nasser

Michael C. Nasser, Corporate Secretary