Form 10-Q/A
period 2006-02-28
JEWETT CAMERON TRADING CO LTD
filed 2006-09-01
CIK 885307

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

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

FEBRUARY 28, 2006

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

	February 28, 2006	August 31, 2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 566,125	$ 609,944
Accounts receivable, net of allowance of $Nil (August 31, 2005- $Nil)	7,042,894	6,401,765
Inventory (Note 3)	7,668,645	7,774,413
Prepaid expenses	126,324	54,691
Note receivable (Note 4)	12,900	38,238

Total current assets	15,416,888	14,879,051

Property, plant and equipment (Note 5)	2,309,529	2,482,207

Deferred income taxes (Note 6)	153,500	177,100

Total assets	$17,879,917	$17,538,358

- continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

(Prepared by Management)

		February 28, 2006	August 31, 2005
		(Unaudited)

Continued…

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank indebtedness (Note 7)		$1,271,486	$2,077,063
Accounts payable		2,403,542	2,433,687
Accrued liabilities		1,313,386	965,412
Accrued income taxes		40,150	350,997
Current portion of promissory note		56,000	56,000

Total current liabilities		5,084,564	5,883,159

Long term liabilities
Promissory note (Note 8)		2,113,116	2,141,079

Total long term liabilities		2,113,116	2,141,079

Total liabilities		7,197,680	8,024,238

Contingent liabilities and commitments (Note 11)

Stockholders' equity
Capital stock (Note 9)
Authorized
20,000,000	Common shares, without par value
10,000,000	Preferred shares, without par value
Issued
1,532,359	Common shares (August 31, 2005 – 1,479,859)	2,001,104	1,883,604
Additional paid-in capital		583,211	583,211
Subscriptions received in advance		-	117,500
Retained earnings		8,097,922	6,929,805

Total stockholders' equity		10,682,237	9,514,120

Total liabilities and stockholders' equity		$17,879,917	$17,538,358

Nature of operations (Note 1)

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended February 28, 2006	Three Month Period Ended February 28, 2005	Six Month Period Ended February 28, 2006	Six Month Period Ended February 28, 2005

SALES	$18,948,343	$19,344,565	$37,173,300	$37,485,055

COST OF SALES	16,187,677	16,769,229	31,628,215	32,494,365

GROSS PROFIT	2,760,666	2,575,336	5,545,085	4,990,690

OPERATING EXPENSES
General and administrative	896,557	555,145	1,529,614	1,151,749
Depreciation	70,919	90,220	142,881	194,070
Wages and employee benefits	1,335,467	1,656,489	2,541,607	2,996,927

	(2,302,943)	(2,301,854)	(4,214,102)	(4,342,746)

Income from operations	457,723	273,482	1,330,983	647,944

OTHER ITEMS
Gain on sale of property, plant and equipment (Note 5)	599,825		599,825
Interest and other income	-	8,436	60,435	30,141
Interest expense	(54,822)	(122,294)	(114,126)	(240,626)

	545,003	(113,858)	546,134	(210,485)

Income before income taxes	1,002,726	159,624	1,877,117	437,459

Income tax (expense)	(385,000)	(55,000)	(709,000)	(165,000)

Net income for the period	$ 617,726	$ 104,624	$ 1,168,117	$ 272,459

Basic net income per common share	$ .40	$ 07	$ .76	$ .19

Diluted net income per common share	$ .39	$ .07	$ .74	$ .18

Weighted average number of common shares outstanding
Basic	1,532,359	1,465,859	1,527,984	1,465,859
Diluted	1,572,616	1,529,654	1,571,424	1,529,367

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

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period Ended February 28, 2006	Six Month Period Ended February 28, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 1,168,117	$ 272,459
Items not involving an outlay in cash:
Depreciation	142,881	194,070
Gain on sale of property, plant and equipment	(599,825)	(9,297)
Deferred income taxes	23,600	-

Changes in non-cash working capital items:
Increase in accounts receivable	(641,129)	(1,401,191)
(Increase) decrease in inventory	105,768	1,877,568
(Increase) decrease in prepaid expenses	(71,633)	(66,180)
Decrease in note receivable	25,338	11,795
Increase in accounts payable and accrued liabilities	317,829	1,468,868
Decrease in income taxes payable	(310,847)	(149,090)

Net cash provided by (used in) operating Activities	160,099	2,199,002

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(805,577)	(1,296,680)
Repayment of promissory note	(27,963)	-

Net cash used in financing activities	(833,540)	(1,296,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,378)	(59,613)
Proceeds on sale of property, plant and equipment	660,000	14,000

Net cash provided by (used in) investing activities	629,622	(45,613)

Change in cash and cash equivalents	(43,819)	856,709

Cash and cash equivalents, beginning of period	609,944	290,482

Cash and cash equivalents, end of period	$ 566,125	$ 1,147,191

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2006, the Company had working capital of $10,332,324, which represented an increase of $1,336,432 as compared to the working capital position of $8,995,892 as of August 31, 2005.  The primary reasons for the increase in working capital were slightly higher Accounts Receivable and Prepaid Expenses as well as lower Bank Indebtedness and Accrued Income Taxes. Bank Indebtedness fell to $1,271,486 from $2,077,063 as management used cash generated from sales and the sale of property to reduce the amount borrowed under its bank line of credit as well as reducing Accrued Income Taxes, which fell to $40,150 from $350,997. A total of $729,383 in cash used to pay Income Taxes during the current six month period compared to $344,810 in the same period in the prior year.

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

Item 4.

Controls and Procedures

.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended February 28, 2006 the CEO and CFO have  concluded that our disclosure controls and procedures were effective. For the period ended February 28, 2006 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures

CEO and CFO CERTIFICATIONS

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

CONCLUSION

In accordance  with SEC requirements, the CEO and CFO note that, as of the period ended February 28, 2006 covered by this report, there were no significant deficiencies and material weaknesses in our Internal Controls.

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