Form 10-Q/A
period 2006-05-31
JEWETT CAMERON TRADING CO LTD
filed 2006-09-01
CIK 885307

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

JEWETT-CAMERON TRADING COMPANY, LTD, AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(Unaudited - Prepared by Management)

	Common Stock
			Additional	Subscription
	Number		Paid-In	Received in	Retained
	of shares	Amount	Capital	Advance	Earnings	Total

Balance, August 31, 2005	1,479,859	$ 1,883,604	$ 583,211	$ 117,500	$ 6,929,805	$ 9,514,120

Option excercised	52,500	117,500	-	(117,500)	-	-

Net income for the period	-	-	-	-	1,728,619	1,728,619

Balance, May 31, 2006	1,532,359	$ 2,001,104	$ 583,211	$ -	$ 8,658,424	$11,242,739

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited - Prepared by Management)

	Nine month	Nine month
	Period Ended	Period Ended
	May 31,	May 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$ 1,728,619	$ 615,556
Items not involving an outlay in cash:
Depreciation	214,780	290,794
Gain on sale of property, plant and equipment	(599,825)	(9,297)
Deferred income taxes	400	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(148,541)	95,623
Increase in inventory	543,777	1,946,584
(Increase) decrease in prepaid expenses	1,044	(2,417)
Decrease in note receivable	32,994	22,095
Increase (decrease) in accounts payable and accrued liabilities	(89,377)	243,492
Increase (decrease) in income taxes payable	38,353	(28,490)

Net cash provided by operating activities	1,722,224	3,173,940

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(2,000,617)	(2,471,400)
Repayment of promissory note	(41,706)	-

Net cash used in financing activities	(2,042,323)	(2,471,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(41,131)	(60,117)
Proceeds on sale of property, plant and equipment	660,000	14,000

Net cash provided by (used in) investing activities	618,869	(46,117)

Change in cash and cash equivalents	298,770	656,423

Cash and cash equivalents, beginning of period	609,944	290,482

Cash and cash equivalents, end of period	$ 908,714	$ 946,905

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

The Company believes that the adoption of these pronouncements will not affect the financial  position  or  results  of  operations.

3.

INVENTORY

	May 31,	August 31,
	2006 Unaudited	2005

Home improvement and wood products	$6,709,238	$6,735,260
Air tools and industrial clamps	329,306	345,693
Agricultural seed products	192,092	693,460

	$7,230,636	$7,774,413

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2006, the Company had working capital of $10,917,029, which represented an increase of $1,921,137 as compared to the working capital position of $8,995,892 as of August 31, 2005.  The primary reasons for the increase in working capital were slightly higher Accounts Receivable as well as lower Bank Indebtedness. Bank Indebtedness fell to $76,446 from $2,077,063 as management used cash generated from sales and the sale of property to reduce the amount borrowed under its bank line of credit. A total of $729,383 in cash used to pay income taxes during the current nine month period compared to $406,210 in the same period in the prior year.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended May  31, 2006 the CEO and CFO have  concluded that our disclosure controls and procedures were effective. For the period ended May  31, 2006 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures

CEO and CFO CERTIFICATIONS

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

CONCLUSION

In accordance  with SEC requirements, the CEO and CFO note that, as of the period ended May 31, 2006 covered by this report, there were  no significant deficiencies and material weaknesses in our Internal Controls.

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

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald Boone

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Daniel R. McDonell.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald Boone

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Daniel R. McDonell.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated:  August 31, 2006

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:   August 31, 2006

/s/  Daniel R. McDonell

Daniel R. McDonell, Chief Financial Officer

Dated:   August 31, 2006

/s/  Michael C. Nasser

Michael C. Nasser, Corporate Secretary