Form 10-K
period 2006-08-31
JEWETT CAMERON TRADING CO LTD
filed 2006-11-24
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934

FISCAL YEAR ENDED AUGUST 31, 2006

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

Common Shares without par value.

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                              [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).                           [ ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   August 31, 2006 = $17,259,115.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 6, 2006: 1,584,860

Index to Exhibits on Page 59

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2006

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

These factors include, but are not limited to, the fact that the Company is in a highly-competitive business and is seeking additional financing to expand its business, which factors are set forth in more detail elsewhere in this Annual Report, including in the sections, ITEM 1A, “Risk Factors”, ITEM 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Introduction

Jewett-Cameron Trading Company Ltd. is organized under the laws of British Columbia, Canada.  In this Annual Report, the “Company”,  “we”, “our” and “us” refer to Jewett-Cameron Trading Company Ltd. and its subsidiaries.

The Company has four principal reportable segments, all in the United States: the processing and sale of industrial wood and specialty building products to original equipment manufacturers; the sale of dimension lumber, building materials, greenhouses, general purpose storage shelters, kennels, gate systems and metal fencing to home improvement centers and other retailers; the processing and sale of agricultural seeds and grains; and the sale of pneumatic air tools and industrial clamps. Sales have been approximately $76 million, $75 million, and $71 million during fiscal years ended August 31, 2006, 2005 and 2004, respectively.

The Company's principal office is located at:

 32275 NW Hillcrest Street, North Plains, Oregon, USA  97133

 Telephone: 503-647-0110

 Facsimile: 503-647-2272

 Website: www.jewettcameron.com

 E-mail: don@jewettcameron.com

We file reports and other information with the Securities and Exchange Commission located at 450 Fifth Street N.W., Washington, D.C. 20549; you may obtain copies of our filings with the SEC by accessing their website located at www.sec.gov.  Further, we also file reports under Canadian regulatory requirements on SEDAR; you may access our reports filed on SEDAR by accessing their website at www.sedar.com.

The contact person is Donald M. Boone, President, Chief Executive Officer, Treasurer and Director.

The Company’s authorized capital includes 20,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of 8/31/2006 there were 1,584,859 common shares outstanding. As of November 6, 2006, there were 1,584,860 common shares outstanding. The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

The Company's fiscal year ends on the last day of August.

General Development of Business

Incorporation and Subsidiaries

Jewett-Cameron Trading Company Ltd. was incorporated under the Company Act of British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), incorporated September 1953.  Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary.  JCLC has the following wholly owned subsidiaries.  MSI-PRO Co. (“MSI”), incorporated April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, and Greenwood Products, Inc. (“Greenwood”), incorporated February 2002.  Jewett-Cameron Trading Company, Ltd. and its subsidiaries have no assets in Canada.

Corporate Development

Incorporated in 1953, JCLC operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remain active in the Company:

Donald Boone, the President, Chief Executive Officer, Treasurer and Director; and Michael Nasser, the Corporate Secretary.

In July 1987, the Company acquired JCLC (not an arms-length transaction).

In early 1986, prior to JCLC being acquired by the Company, JCLC acquired Material Supply International (“Material Supply”).  Material Supply was engaged in the importation and distribution of pneumatic air tools and industrial clamps.  The product line was re-branded as “MSI-PRO” and MSI was incorporated in 1996 to carry-on the business of Material Supply.

In October 2000, JCSC was incorporated in anticipation of JCLC acquiring the business and certain assets of a firm called Agrobiotech Inc.  JCSC operates as a seed and grain processing, storage, and brokerage business.

In February 2002, Greenwood was incorporated in anticipation of JCLC acquiring the business and certain assets of Greenwood Forest Products Inc.  Greenwood is involved in the processing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers.

Narrative Description of Business

The Company’s operations are classified into four principle industry segments for the fiscal years ended August 31:

	Sales
Product Line	2006	2005	2004
Industrial wood products	$49,127,586	$55,381,407	$52,724,000
Lumber, building materials & other	20,409,383	13,328,794	12,764,651
Seed processing and sales	5,626,985	4,824,080	4,846,341
Industrial tools and clamps	932,083	1,083,180	1,000,135
	$76,096,037	$74,617,461	$71,335,127
	Income from Operations (Loss)
Product Line
Industrial wood products	$ 1,704,006	$ 1,625,143	$ 1,668,685
Lumber, building materials & other	1,484,296	(156,902)	(581,070)
Seed processing and sales	118,565	(9,629)	91,741
Industrial tools and clamps	33,216	120,238	89,941
General corporate	(137,533)	(52,968)	(50,123)
	$ 3,202,550	$ 1,525,882	$ 1,219,174
	Identifiable Assets
Product Line
Industrial wood products	$10,193,917	$ 9,634,991	$12,997,448
Lumber, building materials & other	6,282,847	6,136,133	5,571,313
Seed processing and sales	1,162,604	1,467,309	1,255,379
Industrial tools and clamps	496,391	98,806	92,541
General corporate	88,802	201,119	9,302
	$18,224,561	$17,538,358	$19,925,983

Major Customers	Fiscal Years Ended August 31st
	2006	2005	2004	2003	2002

U.S. Marine (Greenwood)	13%	13%	13%	11%	7%

The top ten customers are responsible for 36% (FY2005 = 37%) of total sales. Management believes that the Company is in no danger of losing any of its major customers.

Industrial Wood Products-Greenwood

Greenwood operates out of leased facilities located in Portland, Oregon. This business involves the contract manufacturing and distribution of industrial wood and other specialty building products, principally to original equipment manufacturers, primarily in the transportation and recreational boating industries in the United States.  Specific products include proprietary marine panels, yacht grade cherry lumber, dB-ply sound dampening plywood panels, laminated veneer lumber, one-piece LVL stringers, XL industrial panels, select boat panel, and Panelam panel. Other products include cheese boxes, kiln sticks, diving board blanks, and scaffolding. Generally, the value-added-nature of our wood components is engineered to proprietary specifications and tolerances.  Some of these products will resist rot, and flame.  They also reduce sound and have a high degree of structural strength per pound.

During fiscal 2006, 2005 and 2004, sales revenue by Greenwood to original equipment manufacturers represented approximately 57%, 34% and 35%, respectively, of the Company’s total revenue; with transportation and recreational boating sales representing 34% in 2006, 41% in 2005 and 39% in 2004.

This market is sensitive to downturns in the U.S economy.  The competitive environment is a balance of price and quality of the product. Raw materials cost is dependent on petroleum, wood chemical and transportation factors.

Inventory is maintained at rental facilities throughout the United States and is shipped to the manufacturers on a just-in-time basis.

No material portions of our business are subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

We have no patents, franchises, or concessions relating to any of our products and as a result they are not factors in our business.

Greenwood has no backlog of orders.

Lumber, Building Materials & Other-JCLC

JCLC operates out of owned facilities located in North Plains, Oregon.  Our “wood” products are grouped into fencing, dimension lumber, building materials and other wood products. Our “Non-wood” items include dog kennels, greenhouses, general purpose storage shelters, outdoor gate systems and metal fencing panels.

Distribution is handled through our distribution center or direct sales to home improvement centers and other retailers which are located primarily in the Pacific region of the United States; the export of finished building materials to customers who are located primarily in Central and South America.  JCLC also sells specialty wood products for both government and industrial use.

The home improvement business is seasonal, with most of our sales occurring between February and August.  Historically we have negotiated an agreement with each of our major home centers in the fall of the year for the Company’s home improvement season. Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.  This area of our business is done primarily on a contract-bid basis.  This means that we sell products after we have been told that bids for these products were accepted and we are given a contract which states that our customers will purchase the products from us.

During fiscal 2006, 2005 and 2004, sales revenue by JCLC to home improvement centers was approximately 15%, 13% and 13%, respectively, of the Company’s total revenue.

JCLC concentrated on building a customer base in the residential repair and remodeling segment of the home improvement industry.  Management believes this is a growth market fueled by professional re-modelers and do-it-yourself homeowners.  This market is less sensitive to downturns in the U.S. economy than is the market for new home construction.

JCLC products are seldom unique and with few exceptions are available from multiple suppliers.  JCLC competes by offering increased customer service, including bar coding of products, shrink wrapping of individual orders, and, just-in-time-delivery to most customers.  The competitive environment of JCLC is a balance between price and availability.

No material portions of our business are subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

We have no patents, trademarks, franchises, or concessions relating to any of our products and as a result they are not factors in our business. JCLC has one licensing agreement which covers the licensing of imported products and another which involves the use of a license to market pet products.

Backlog orders are not a factor in our business; we only process orders on an as-needed basis.

There were no customers from whom JCLC derived 10% or more of the Company’s revenue.

Seed Processing and Sales-JCSC

JCSC operates out of facilities located in North Plains, Oregon. JCSC brings raw, harvested seeds to its facility and processes them so that they become marketable products.  Processing means removing imperfect, lightweight, hollow seeds that cannot germinate normally, as well as removing field impurities, weeds, and noxious seed.  JCSC also bags, palletizes, shrink-wraps, stores, and subsequently ships the product.  JCSC performs the foregoing services for growers and for themselves in the case where JSSC buys the “raw product” and subsequently sells to third parties.  The business is concentrated in the U.S. Northwest where harvest months are June through September.  Revenues attributable to JCSC occur throughout the year and are dependent on the timely processing of the raw product.

The competitive environment is a balance of price, timing of processing and weather.

There are no customers from whom we derive 10% or more of the Company’s revenue.

JCSC has no backlog of orders.

Industrial Tools and Clamps-MSI

This business operates from the same facilities as JCLC, importing and distributing both pneumatic air tools and industrial clamps.  We sell these products throughout the United States and Canada to distributors and original equipment manufacturer customers.  These sales are made through a network of agents and representatives, each of whom is an independent contractor representing between 10-to-15 other manufacturers who sell to similar customers but are not selling competing lines.  Through MSI we have agents and representatives that cover major industry groupings including industrial suppliers, automotive suppliers, and woodworking suppliers.

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

MSI-PRO Co. is a registered trademark in the United States and Canada.  MSI has no patents, licenses or concessions.

There are no customers from whom MSI derives more than 10% of the Company’s revenue.

Employees

As of August 31, 2006, we employed approximately 59 employees.  Greenwood 19, JCLC 21, JCSC 13 and MSI 6. The Company has no labor unions.  Our continued success is partly dependent on our ability to continue to attract and retain qualified personnel.  Historically, we have had no difficulty attracting qualified personnel to meet our requirements.

Item 1A. Risk Factors

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

Risks Related to Our Common Stock

We may decide to acquire assets or enter into business combinations, which could be paid for, either wholly or partially with our common stock and if we decide to do this our current shareholders would experience dilution in their percentage of ownership.

Our Articles of Incorporation give our Board of Directors the right to enter into any contract without the approval of our shareholders.  Therefore, our management could decide to make an investment (buy shares, loan money, etc.) without shareholder approval.  If we acquire an asset or enter into a business combination, this could include exchanging a large amount of our common stock, which could dilute the ownership interest of present stockholders.

Future stock distributions could be structured in such a way as to be 1) diluting to our current shareholders or 2) could cause a change in control to new investors.

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

Our shareholders could experience significant dilution if we issue our authorized 10,000,000 preferred shares.

We recently registered 500,000 common shares with the Securities and Exchange Commission which became effective September 28, 2006; this could result in a substantial proportion of the voting power being transferred to new investor(s).  The result would be that the new shareholder(s) could control our company and persons unknown could replace current management.

We have not established a minimum amount of proceeds that we must receive in the offering before any proceeds may be accepted.  Once accepted, the funds will be deposited into an account maintained by us and considered our general assets.  None of the proceeds will be placed in any escrow, trust or other arrangement; therefore, there are no investor protections for the return of subscription funds once accepted.

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock is 27,600 shares in the United States and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

Risks Related to Our Business

We could experience a decrease in the demand for our products resulting in lower sales volumes, which would give us less capital with which to operate.

In the past we have experienced decreasing annual sales in the areas of home-improvement products (sold through JCLC) and industrial tools.  The reasons for this can be generally attributed to: increased competition; worldwide economic conditions, specifically those pertaining to lumber prices; demand for industrial tools; and consumer interest rates.  If economic conditions deteriorate or if consumer preferences change, we could experience a significant decrease in profitability.

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

If our top customers were lost and could not be replaced.

Our top ten customers represent 36% of our business. We would experience a significant decrease in sales and would have to cut back our operations.  Our top ten customers are in the U.S. and are primarily in the marine and retail building industries.

We could experience delays in the delivery of our products to our customers causing us to lose business.

We purchase our products from other vendors and a delay in shipment from these vendors to us could cause significant delays in our delivery to our customers.  This could result in a decrease in sales orders to us and we would experience a loss in profitability.

We could lose our credit agreement and could result in our not being able to pay our creditors.

We have a line of credit with U.S. Bank in the amount of $5 million.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning in fiscal year 2007, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have not yet prepared any internal plan of action for compliance with the requirements of Section 404 or any effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses as reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32775 NW Hillcrest Street, North Plains, Oregon 97133.  The facility consists of 40,000 square feet of space (6,000 office, 10,000 manufacturing, and 24,000 warehouse) and was completed in October 1995.  The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base for JCLC and MSI.

JCSC consists of: thirteen plus acres of land; 105,000 square feet of buildings; rolling stock; and, equipment.  It is currently used exclusively for seed processing, seed storage and seed brokerage.  It is located at 31345 N.W. Beach Road, Hillsboro, Oregon 97124.  The Company also leases a seed testing lab located at 31895 Hillcrest Ave. North Plains, Oregon 97133. The facility is 2,000 square feet and provides testing facilities for JCSC.  The lease expires January 31, 2010.  The Company pays a $729 monthly lease payment.

Greenwood, functions out of a 8,000 square foot leased facility located at 15895 S.W. 72nd Avenue, Suite 200, Tigard, Oregon 97244.  The lease expires at the end of January 31, 2007. The Company pays a $14,300 monthly lease payment.

We believe that our facilities are adequate for present requirements and that our current equipment is in good condition and are suitable for the operation involved.

ITEM 3.  LEGAL PROCEEDINGS

One of our subsidiaries is a plaintiff in a lawsuit filed in Portland, Oregon, entitled, Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al., Case No. 05-02553 (Multnomah County Circuit Court).  During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a fifteen-month period with an initial estimated value of $7,000,000 from Greenwood Forest Products, Inc.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased. The Company believes it overpaid the obligation by approximately $820,000. The holder has counterclaimed for approximately $2.4 million.  Management is of the opinion that the counterclaim is of no merit and believes it will be successful in its claim. However, in the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential charge is currently not determinable at this time.

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

         --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,

         RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) in the United States.  The trading symbol for our common stock is “JCTCF” and the CUSIP number for our common stock is 47733C-20-7.  Our common stock began trading on the NASDAQ Small Cap Stock Market in April 1996.

Table No. 1 lists the volume of trading and high, low and closing sales prices on the NASDAQ Capital Market for the Company's common shares for: the last five fiscal years, the last eight fiscal quarters, and the interim periods.  Prices are adjusted for a three-for-two stock split which was reflected in trading effective 2/27/2003.

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

US Dollars

Period Ended	Volume	High	Low	Closing
Monthly
10/31/06	377,900	$14.95	$10.37	$11.50
9/30/06	24,900	$11.23	$10.10	$10.49
Quarterly
8/31/06	705,000	$13.66	$10.36	$10.89
5/31/06	1,255,000	$19.15	$10.17	$12.03
2/28/06	1,305,800	$14.95	$7.87	$13.58
11/30/05	3,679,900	$14.19	$7.81	$9.50

8/31/05	444,795	$10.95	$6.50	$8.98
5/31/05	322,460	$10.96	$5.12	$6.65
2/28/05	99,741	$7.50	$5.08	$7.27
11/30/04	17,203	$7.71	$5.00	$6.06

Yearly
8/31/06	6,945,700	$19.15	$7.81	$10.89
8/31/05	884,199	$10.96	$5.00	$8.98
8/31/04	184,900	$6.20	$4.10	$5.99
8/31/03	311,650	$5.80	$4.96	$5.26
8/31/02	167,250	$6.49	$4.20	$5.89

The Company’s common shares also trade on the Toronto Stock Exchange in Canada, under the trading symbol (“JCT”).  The common stock commenced public trading on the Toronto Stock Exchange in February 1994, following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading and high, low and closing sales prices on the Toronto Stock Exchange for the Company's common shares for: the last five fiscal years, the last eight fiscal quarters, and the interim periods.  Prices are adjusted for a three-for-two stock split which was reflected in trading effective 2/27/2003.

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Share Prices Expressed in Canadian Dollars)

Period Ended	Volume	High	Low	Closing
Monthly
10/31/06	10,000	$16.50	$11.42	$13.01
9/30/06	200	$12.10	$11.42	$11.42
Quarterly
8/31/06	4,500	$14.86	$12.00	$12.00
5/31/06	6,300	$20.88	$13.88	$13.88
2/28/06	8,800	$15.33	$9.20	$15.33
11/30/05	45,400	$16.50	$9.75	$11.01

8/31/05	4,063	$12.20	$9.42	$10.55
5/31/05	4,895	$12.31	$8.00	$8.00
2/28/05	27,342	$9.11	$7.65	$8.95
11/30/04	3,042	$7.30	$6.26	$6.85

Yearly
8/31/06	65,000	$20.88	$9.20	$12.00
8/31/05	39,342	$12.31	$6.26	$10.55
8/31/04	19,700	$8.00	$5.77	$8.00
8/31/03	49,950	$9.13	$7.20	$7.29
8/31/02	77,550	$9.67	$6.67	$9.13

Holders

The Company's common shares are issued in registered form and the following information is taken from the records of Compushare Investor Services Inc. (located in Vancouver, British Columbia, Canada), the registrar and transfer agent for the common shares.

On November 6, 2006, the shareholders' list for the Company's common shares showed 17 registered shareholders and 1,584,860 common shares outstanding. 3 of these registered shareholders were Canadian residents, holding 9,650 common shares representing about 0.06% of the issued and outstanding common shares; 13 of these registered shareholders were U.S. residents, holding 1,574,910 common shares representing about 99.4% of the issued and outstanding common shares; and 1 of these registered shareholders was a resident of another country, holding 300 common shares representing less than 0.01% of the issued and outstanding common shares.

The Company has researched the indirect holding by depository institutions and the indirect holdings of other financial institutions and estimates that there are over 420 "holders of record" and beneficial owners of its common stock.

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

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities

On July 19, 2006, the Company issued 52,500 common shares upon the exercise of stock options for cash proceeds of $137,364.

On September 15, 2005 the Company issued 52,500 common shares upon the exercise of stock options for which proceeds of $117,500 were received during the year ended August 31, 2005.

On August 25, 2005, the Company received $117,500 subscription in advance for 52,500 common shares that were issued on September 15, 2005 upon the exercise of stock options.

On September 30, 2005, the Company issued 14,000 common shares for the ESOP with a fair value of $81,340.

On December 31, 2003, the Company issued 6,000 common shares upon the exercise of stock options for cash proceeds of $26,473.

During fiscal August 31, 2006, 2005 and 2004, the Company issued 0, 14,000, and 31,337 shares pursuant to its funding of the Employee Stock Option Plan (“ESOP”).  The Company relied on the exemption under Regulation 4.2.

Purchases of equity securities by the issuer and affiliated purchasers

The Company has traditionally purchased its common stock in the open market (“normal course issuer bid”) with the intent of subsequently canceling the shares.  Canadian regulations limit such purchases to 10% of the public float as of the date of Toronto Stock Exchange approval.  During fiscal year ended August 31, 2006, 2005, and 2004, respectively, 0, 0 and 0 (post-split) common shares were re-purchased; cost was $0, $0 and $0.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in Table No. 3 for the Company for fiscal years ended August 31, 2006, 2005 and 2004 was derived from the financial statements of the Company that have been audited by Davidson & Company, Chartered Accountants LLP, as indicated in their auditor’s report included elsewhere in this Annual Report.  The selected financial data set forth for fiscal 2002 is derived from the Company's audited fiscal 2002 financial statements, not included herein.

Effective 2/27/2003, the Company completed a three-for-two stock split.  All references to number of shares and to per-share data reflect post-split basis unless otherwise indicated.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3

Selected Financial Data

($ in 000, except per share data)

	Fiscal Year Ended August 31,
	2006	2005	2004	2003	2002
Sales revenue	$76,096	$74,617	$71,335	$55,369	$43,625
Gross profit	11,328	9,289	8,240	7,708	7,118
Net income	$2,339	$931	$567	$294	$837

Per share data
Basic	$1.53	$0.63	$0.39	$0.20	$0.56
Diluted	1.53	0.60	0.37	0.19	0.53
Dividends	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted average shares
Basic	1,531	1,479	1,464	1,468	1,503
Diluted	1,531	1,548	1,526	1,537	1,579

Period-end shares outstanding	1,585	1,480	1,466	1,460	1,508

Depreciation	$286	$377	$353	$333	$287

Year-end financial position
Working capital	$11,711	$ 8,996	$ 5,547	$ 7,371	$ 4,384
Long-term debt	2,082	2,141	-	2,262	-
Capital stock	2,138	1,884	1,802	1,776	1,706
Shareholders’ equity	11,990	9,514	8,384	7,791	7,417
Total assets	$18,225	$17,538	$19,926	$18,513	$14,402

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report, including ITEM 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s operations are classified into four principle industry segments:

a)  Industrial Wood Products (Greenwood) - the processing and sale of industrial products wood and specialty building products;

b)  Lumber, Building Material & Other (JCLC) - the sale of dimension lumber, building materials, dog kennels, greenhouses, outdoor gate systems, general purpose storage shelters and metal fencing;

c)  Seed Processing and Sales (JCSC) - the processing and sale of agricultural seeds and grains.

d)   Industrial Tools (MSI) - the import and sale of pneumatic air tools and industrial clamps.

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2006 and fiscal 2005.  In our opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	For the Year Ended 8/31/2006
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$18,225	$18,948	$20,558	$18,365	$76,096
Gross profits	2,784	2,761	2,951	2,832	11,328
Net income	550	618	561	610	2,339
Basic earnings per share	$0.36	$0.40	$0.37	$0.40	$1.53
Diluted earnings per share	$0.35	$0.39	$0.36	$0.43	$1.53

	For the Year Ended 8/31/2005
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Revenue	$18,140	$19,344	$19,184	$17,949	$74,617
Gross profits	2,415	2,575	2,754	1,545	9,289
Net income	168	105	343	315	931
Basic earnings per share	$0.11	$0.07	$0.23	$0.22	$0.63
Diluted earnings per share	$0.11	$0.07	$0.22	$0.20	$0.60

RESULTS OF OPERATIONS

Fiscal 2006 Ended August 31, 2006 versus Fiscal 2005

Sales increased 2% to $76.1 million during fiscal 2006 as compared to $74.6 million in fiscal 2005. Sales by the lumber and building material segment, JCLC increased $7.1 million.  The higher sales were due to favorable pricing, volume and the new products introduced within the last several years as the Company shifted away from lower margin commodity products to higher margin specialty products. Sales by the seed processing segment, JCSC increased $0.8 million. The higher sales were due to a favorable pricing environment as well as a good harvest during the growing season.

Sales by the industrial wood products segment, Greenwood, decreased $6.3   million. The primary reason for the decline was lower prices on certain of the Company’s products due to a very competitive pricing environment led by a competitor. In response, the Company is working to source lower cost alternatives for these products as well as continuing to diversify within the segment by adding higher margin products. Sales by the industrial tools segment, MSI, decreased $0.2 million. The Company is currently shifting its sales model in this segment away from higher volumes and lower margin products to higher margin specialty products.

Cost of sales accounted for 85% of sales during fiscal 2006 as compared to 88% in fiscal 2005. The decline was attributable to the continued marketing and sales emphasis on higher margin products in several of the Company’s business segments. In addition, the Company recorded lower contract labor and commission expense of $0.5 million primarily due to reductions in the use of contract staff and lower commission expense at Greenwood due to lower sales.

Gross profit for fiscal 2006 increased 22% to $11.3 million from $9.3 million for fiscal 2005. Gross margins increased due to volume, pricing and the continued emphasis on higher margin products.

Operating expenses increased by $0.4 million or 5% comparing fiscal 2006 with fiscal 2005. Wages and employee benefits are up $0.3 million and selling, general and administrative is up $0.2 million.   Wages are up due to increase salaries of 10% as a result of adjustments for Greenwood management and the addition of a chief financial officer.  Salaries increased 4% excluding these changes. Selling expense increased 8% due to repair and maintenance expense at JCSC and higher professional fees due to legal fees and fees related to the registration of additional common stock. This was partially offset by a reduction in depreciation expense due to the sale of a Utah distribution center.

Interest and other income reflect the one-time gain of $0.6 million, in the second quarter of 2006, from the sale of the Company’s Ogden, Utah distribution center.

Interest expense decreased $0.1 million due to internal sales growth used to pay down the revolving line of debt.

Net income increased to $2.3 million in fiscal 2006 from $0.9 million in fiscal 2005.  Basic earnings per share were $1.53 for fiscal 2006 compared to $0.63 for the fiscal year 2005. This was primarily due to the higher income from operations, gain on the sale of property, partially offset by higher income tax expense of $1.3 million in the fiscal year 2006 compared to $0.5 million for fiscal year 2005.

Industrial Wood Products - Greenwood

This division’s sales decreased 11% to $49.1 million in fiscal 2006 compared with fiscal 2005. Revenue declined due to lower prices on certain of the Company’s products due to a very competitive pricing environment led by a competitor. In response, the Company is working to source lower cost alternatives for these products as well as continuing to diversify within the segment by adding higher margin products. Income from operations increased by 5% due to reduction in cost of sales, reduction in the use of contract labor and commission expense of $0.3 million.

Revenue	Income from Operations
FY2006: $49.1 million	$1.7 million
FY2005: $55.4 million	$1.6 million
FY2004: $52.7 million	$1.7 million

Lumber, Building Materials & Other - JCLC

The division’s sales increased 53% to $20.4 million in fiscal 2006 compared with fiscal 2005 in response to new products introduced in recent years. The Company shifted away from lower margin commodity products to higher margin specialty products. In addition, the Company restructured costs associated with the new product lines. Income from operations increased by $1.6 million in 2006 compared with fiscal 2005 due to increased price and volume mix, reduction in the use of outside contract labor partially offset by higher wages and medical benefits of $0.2 million.

Revenue	Income (Loss) from Operations
FY2006: $20.4 million	$1.5 million
FY2005: $13.3 million	($157 thousand)
FY2004: $12.8 million	($581 thousand)

Management attributes the revenue improvement to the successful introduction of new “non-wood” products, including kennels, greenhouses, portable storage buildings, outdoor gate systems, metal gates and metal fencing.  Such products account over 50% of the Company’s sales. This broader product line continues to allow the Company to utilize its strong marketing contacts at the big-box home improvement retailers and to gain entry into a more diversified mix of retailers.  In recent years, in an attempt to strengthen their profitability, the big-box retailers (Lowe’s, Home Depot, Fred Meyer, etc.) have decreased inventory purchases from “middlemen” like the Company in favor of manufacturers, such as Georgia-Pacific and Weyerhaeuser.  The Company manufactures these new products, through supply contracts in Asia, and is again a favored supplier to these potentially large customers, buoyed by its strong customer service capabilities.

Seed Processing and Sales - JCSC

The division’s sales increased 17% to $5.6 million in fiscal 2006 as compared to fiscal 2005.  Income from operations improved due to a favorable pricing environment as well as a good harvest during the growing season.  Cost of sales, as a percent of revenue, declined 2% from a year ago due to improved inventory management.  This was partially offset by higher expenses primarily due to wages and employee benefits and higher operational expenses due to increased sales.

Revenue	Income (Loss) from Operations
FY2006: $5.6 million	$119 thousand
FY2005: $4.8 million	($10 thousand)
FY2004: $4.8 million	$92 thousand

Industrial Tools - MSI

The division’s sales decreased 14% to $0.9 million in fiscal 2006 as compared to fiscal 2005.  The decrease is primarily due to reduced volume. Management shifted emphasis away from higher volume and lower margin products to higher margin specialty products. Income from operations declined due to lower commission expense and volume, partially offset by slightly higher operations expense.

Revenue	Income from Operations
FY2006: $0.9 million	$33 thousand
FY2005: $1.1 million	$120 thousand
FY2004: $1.0 million	$90 thousand

Fiscal 2005 Ended August 31, 2005 versus Fiscal 2004

Sales increased 5% to $74.6 million during fiscal 2005 as compared to $71.3 million in fiscal 2004.  The majority of the increase in sales was attributable to Greenwood. Sales of industrial wood products by Greenwood increased $2.7 million. This was due to an enlarged customer base and fluctuations in the price of raw materials that were passed on to the customers.

Sales of building materials and components of the home improvement business by JCLC increased $564,143. The increased sales of lumber and building materials resulted from the introduction of new products, which occurred two years ago. These products include dog kennels, greenhouses and outdoor patio accessories. The market awareness of these products has increased since their introduction, because of the increased use of manufacturer’s representatives, which resulted in a greater number of sales personnel covering the market.

Gross profit for fiscal 2005 increased 13% to $9.3 million as compared to $8.2 million for the fiscal year ended August 31, 2004. The gross margins increased because the Company has been able to charge its wholesale customers higher prices. (The introductory pricing utilized during the introduction of the newer products was increased during the past two years and accepted by the customers.)

Operating expenses increased by $742,032 comparing fiscal 2005 with fiscal 2004. Both general and administrative expenses and depreciation expense increased slightly. The more substantial increase occurred in the category of wages and employee benefits, which increased, by $693,975 comparing fiscal 2005 with fiscal 2004. The primary reasons for the increase in this category were medical insurance increases and additional performance bonuses.

Interest and other income increased by $177,085. The bulk of this was a rebate from an earlier investment in China that had not been expensed.

Because of reduced inventory levels, financing and interest expense decreased by $45,655 comparing Fiscal 2005 with Fiscal 2004.

Net income increased to $931,088 in fiscal 2005 from $567,140 in fiscal 2004.  Basic earnings per share were $0.63 for fiscal 2005 compared to $0.39 for the prior fiscal year; diluted earnings per share were $0.60 in fiscal 2005 compared to $0.37 for the prior fiscal year.

Industrial Wood Products - Greenwood

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

Revenue	Income from Operations
FY2005: $55.4 million	$1.6 million
FY2004: $52.7 million	$1.7 million
FY2003: $44.2 million	$731 thousand

Lumber, Building Materials & Other - JCLC

This division’s sales rebounded again in fiscal 2005 in response to new products introduced in mid-2003, reversing the declines in recent years.  JCLC again recorded a loss in the amount of $156,902 for the fiscal year ended August 31, 2005 as compared to a loss in the amount of $581,070 for the fiscal year ended August 31, 2004. Losses within this division have occurred during the last three fiscal years because of the restructuring costs associated with the manufacturing facility and the new product lines. Management believes that profitability within this division will begin to occur during fiscal 2006 when all the previous restructuring becomes finalized.

Revenue	Loss from Operations
FY2005: $13.3 million	($157 thousand)
FY2004: $12.8 million	($581 thousand)
FY2003: $ 7.1 million	($125 thousand)

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

Seed Processing and Sales - JCSC

Sales and profitability attributable to JCSC were virtually the same during the years ended August 31, 2005 and 2004.

Revenue	Income (Loss) from Operations
FY2005: $4.8 million	($ 10 thousand)
FY2004: $4.8 million	$ 92 thousand
FY2003: $3.2 million	$ 46 thousand

Industrial Tools - MSI

Sales grew 8.3% to $1,083,180 and profits grew 34% to $120,238.  Management attributes the increase in profitability to wholesale pricing differences, and corporate re-structuring.

Revenue	Income from Operations
FY2005: $1.1 million	$120 thousand
FY2004: $1.0 million	$ 90 thousand
FY2003: $879 thousand	$103 thousand

Fiscal 2004 Ended August 31, 2004 versus Fiscal 2003

Sales increased 29% to $71.3 million during fiscal 2004 as compared to $55.4 million in fiscal 2003.  The increase in sales was across the board, with particular strong growth at Greenwood and the turn-around of business at JCLC.

Gross profit for fiscal 2004 only increased 7% to $8,240,362, despite the 29% increase in sales because of a 32% increase in cost of goods sold.  Shifting product mix and higher costs led to the increased costs.  As a percent of revenue, cost of goods sold has risen consistently for the last four years: fiscal 2004 = 88%; fiscal 2003 = 86%, fiscal 2002 84%, and fiscal 2001 = 81%.

Operating expenses were substantially unchanged at $7.0 million in fiscal 2004 and fiscal 2003.  General and administrative expenses increased 40% $714,158 during fiscal 2004; depreciation and amortization increased 6% or $19,810; and wages and employee benefits decreased 14% or ($681,741).

General and administrative expenses as a percent of revenue rose to 3.5% after several years of decline: fiscal 2003 = 3.2%; fiscal 2002 = 3.4%; and fiscal 2001 = 5.1%. Management attributes higher professional fees (accounting, legal, etc.) related to the Greenwood acquisition, the proposed stock offering and corporate changes for the increase in General and administrative expenses.  Lower Wages and Employee Benefits are materially attributable to efforts at all divisions to control costs, with the shifting product mix at

JCLC resulting in less labor-intensive operations.

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

Industrial Wood Products - Greenwood

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

Revenue	Income from Operations
FY2004: $52.7 million	$1.7 million
FY2003: $44.2 million	$731 Thousand
FY2002: $25.6 million	$626 Thousand

Lumber, Building Materials & Other - JCLC

JCLC’s sales rebounded in response to new products introduced in mid-2003, reversing the declines in recent years.  Divisional profitability was weak because restructuring costs associated with the manufacturing facility and the new product lines; turning into a “manufacturer” rather than a distributor.

Revenue	Loss from Operations
FY2004: $12.8 million	($581 thousand)
FY2003: $ 7.1 million	($125 thousand)
FY2002: $14.7 million	($427 thousand)

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

Seed Processing and Sales - JCSC

Sales grew 50% this year and profitability doubled. Management attributes this growth to successful marketing efforts and a new price structure for product/services.

Revenue	Income from Operations
FY2004: $4.8 million	$ 92 thousand
FY2003: $3.2 million	$ 46 thousand
FY2002: $2.6 million	$250 thousand

Seed inventory levels fell materially because a change from “holding” inventory for sale to collecting “storage fees” for future sale.

Industrial Tools

Sales grew 13% to $1,000,135 and profits fell 13% to $89,941.  Management attributes the decline in profitability to personnel changes and wholesale pricing differences, and corporate re-structuring.

Revenue	Income from Operations
FY2004: $1 million	$ 90 thousand
FY2003: $879 thousand	$103 thousand
FY2002: $777 thousand	$ 89 thousand

LIQUIDITY AND CAPITAL RESOURCES

Pending $10 Million Underwriting

The Company filed a prospectus with the United States Securities & Exchange Commission regarding the offering of 500,000 common shares at $20.00 per share, before estimated expenses of $125,000. The offering was approved and became effective September 28, 2006.  This offering is self-underwritten on a best-efforts basis. The Company has not established a minimum amount of proceeds that it must receive in the offering before any proceeds may be accepted.  Management anticipates beginning the offering in November 2006 with completion in August 2008.

The Company is under no legal or business requirement to take these actions.  Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, is adequate to meet our needs in the foreseeable future.

Rather, management is undertaking this for strategic purposes. Management anticipates using the proceeds of the offering for general corporate purposes, including working capital to meet anticipated future sales growth. Management believes that the Company does not need to retire its long-term debt to continue to grow at its current rate.  The amounts and timing of any expenditure will vary depending on the amount of cash generated by our operations, competitive developments and the rate of growth, if any, of our business.  Pending use of the net proceeds, as described above, the Company intends to invest the net proceeds of this offering in short-term, interest bearing, investment grade securities.

General

Fiscal Period Ended August 31, 2006

Working capital was $11.7 million at August 31, 2006, up from $9.0 million at August 31, 2005. Major working capital changes during fiscal 2006 were:

a.

Decrease in the amount of cash of $463,134.  The Company used internally generated cash rather than using the Company’s credit line.

b.

Increase in Accounts Receivable of $420,432 was due to higher sales volume at JCLC and JCSC.

c.

Increase in inventory in the amount of $976,448.  This was the result of Greenwood increasing inventory levels to accommodate a new customer being added with sales beginning in the first quarter of 2007.

d.

Accounts payable and accrued liabilities increased  $652,992.  This is primarily the result of higher accrued liabilities related to compensation $0.4 million and accruals for licensing, incentives, fees and freight.

e.

Decrease in bank indebtedness in the amount of $2,077,063.  This was the result of management using cash internally generated from sales and the sale of property to reduce the amount borrowed under its bank credit line.

The daily cash needs of the Company are met throughout the year through the bank line-of-credit of JCLC and from the daily operations associated with the normal course of business.  The bank line-of-credit along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

Cash flows from fiscal 2006 operating activities totaled $920,270, including the $2,338,720 net income.  Material adjustments included the gain on sale, related to the closure of the Company’s Utah distribution center and a net increase in non-cash working capital items of $1,139,259.

Cash flows from fiscal 2006 investing activities totaled $611,979, consisting of the sale of the Company’s Utah distribution center during the second quarter ended February 2006.

Cash Flows used by 2006 financing activities totaled $1,995,383. The Company elected to repay bank indebtedness in the amount of $2,077,063. The funds to accomplish this were received from internally generated growth and proceeds on sale of the Company’s Utah facility.

Fiscal Period Ended August 31, 2005

Working capital was $9 million at August 31, 2005, up from $5.5 million at August 31, 2004. Major working capital changes during fiscal 2005 were:

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

f.

A decrease in notes payable in the amount of $1,899,292. This was the result of the payment of the note payable to Greenwood per the terms of the original purchase agreement.

Accounts payable, accrued liabilities and accrued income taxes all increased because of the higher level of sales activity, which occurred during the fiscal year.

Notes payable, in the amount of $1,899,292, was paid off during fiscal 2005. Management elected to mortgage its property located in North Plains, Oregon in the amount of $2,197,079 because of the favorable interest rates and these funds were used to pay off the notes payable and for general working capital purposes.

The daily cash needs of the Company are met throughout the year through the bank line-of-credit of JCLC and from the daily operations associated with the normal course of business.  The bank line-of-credit along with the working capital surplus is considered adequate to support the Company's sales level anticipated for the coming year.

Cash flows from fiscal 2005 operating activities totaled $4,084,325, including the $931,088 Net income.  Material increases included $377,298 of amortization and depreciation; and a net change in non-cash working capital items of $2,834,826. This was partially offset by gain on sale of property, plant and equipment of $8,827 and deferred income taxes $131,400.

Cash flows from fiscal 2005 investing activities declined $7,661, consisting predominately of the purchase of property, plant and equipment.  Such capital investment related to JCLC facility remodeling to enable production of new products.

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

Short-term and long-term debt

At August 31, 2006, the Company’s had no bank debt outstanding. The bank indebtedness is secured by an assignment of accounts receivable and inventory. Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the fiscal year was 7.50% (2005 – 5.99%). The amounts outstanding under the Company’s bank line are primarily used seasonally to purchase inventory ahead of the highest sales demand which are typically spring and summer.  The amount outstanding under the line is then reduced by cash generated from sales.  Management, in 2006, reduced the amount of the bank line from $8.0 million to $5.0 million as it was determined was suitable for anticipated short-term borrowing requirements.

At August 31, 2006, the Company’s mortgage debt was $2,141,395.   Interest is calculated at 6.52% and the maturity date is June 2010. Management elected, in the fourth quarter of 2005, to mortgage its property located in North Plains, Oregon in the amount of $2,197,079 because of the favorable interest rates and these funds were used to pay off the notes payable and reduce bank indebtedness.

Both the bank indebtedness and mortgage debt agreements are with United States Bank of Oregon.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$2,141,395	$59,432	-	$2,081,963	-
Operating lease obligations	$98,479	$80,250	$18,229	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-

Inflation

The Company does not believe that inflation had a material impact during fiscal 2006, 2005, or 2004.  Typically the company passes all price increases to the consumer.

Critical Accounting Policies

Management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On a regular basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

During the year ended August 31, 2006, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP SFAS 115-1 and 124-1 has not had a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R).  The Company is required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending April 30, 2006.  The adoption of FSP FAS123(R)-4 has not had a significant impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.   SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact of SFAS 155 on its consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. FAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2006. In addition, the Company does not enter into any market risk instruments for trading purposes.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. Therefore, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.  The Company has a line of credit with a interest rate based on published prime rates that may fluctuate over time based on economic changes in the environment.  The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate.  The Company does not expect any change in the interest rates to have a material adverse effect on the Company’s results from operations.

Foreign Currency Risk

The Company operates primarily in the United States; however, some business is transacted with Canadian firms.  The Company’s business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on its currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and notes thereto are attached hereto. The audit report of Davidson & Company, LLP is included herein immediately preceding the audited financial statements.

Audited Financial Statements: fiscal 2006, 2005 and 2004

Report of Independent Registered Accounting Firm, dated 10/16/06

Consolidated Balance Sheets

Balance Sheets at 8/31/2006 and 8/31/2005

Consolidated Statements of Operations

  For the years ended 8/31/2006, 8/31/2005, and 8/31/2004

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2006, 8/31/2005, and 8/31/2004

Consolidated Statements of Cash Flows

  For the years ended 8/31/2006, 8/31/2005, and 8/31/2004

Notes to Financial Statements

Report of Independent Registered Accounting Firm, dated 10/16/06

Consolidated Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2006

DAVIDSON & COMPANY LLP  Chartered AccountantsA Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries at August 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2006, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at August 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended August 31, 2006, 2005 and 2004 in conformity with generally accepted accounting principles in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

DATE October 16, 2006

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$ 146,810	$ 609,944
Accounts receivable, net of allowance of $0 (2005 - $0)	6,822,197	6,401,765
Inventory (note 3)	8,750,861	7,774,413
Prepaid expenses	139,936	54,691
Note receivable (note 4)	4,000	38,238

Total current assets	15,863,804	14,879,051

Property, plant and equipment, net (note 5)	2,217,857	2,482,207

Deferred income taxes (note 6)	142,900	177,100

Total assets	$18,224,561	$17,538,358

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2006	2005

Continued
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 7)	$ -	$ 2,077,063
Accounts payable	2,514,801	2,433,687
Accrued liabilities	1,537,290	965,412
Accrued income taxes	40,871	350,997
Current portion of promissory note	59,432	56,000

Total current liabilities	4,152,394	5,883,159

Long term liabilities
Promissory note (note 8)	2,081,963	2,141,079

Total long term liabilities	2,081,963	2,141,079

Total liabilities	6,234,357	8,024,238
Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,584,859 Common shares (2005 – 1,479,859)	2,138,468	1,883,604
Additional paid-in capital	583,211	583,211
Subscriptions received in advance (note 9)	-	117,500
Retained earnings	9,268,525	6,929,805

Total stockholders’ equity	11,990,204	9,514,120

Total liabilities and stockholders’ equity	$18,224,561	$17,538,358

Nature of operations (note 1)

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2006	2005	2004

SALES	$76,096,037	$74,617,461	$71,335,127

COST OF SALES	64,767,599	65,328,359	63,094,765

GROSS PROFIT	11,328,438	9,289,102	8,240,362

OPERATING EXPENSES
Selling, general and administrative expenses	2,727,164	2,535,858	2,512,166
Depreciation	286,434	377,298	352,933
Wages and employee benefits	5,112,290	4,850,064	4,156,089
	8,125,888	7,763,220	7,021,188

Income from operations	3,202,550	1,525,882	1,219,174

OTHER ITEMS
Gain on sale of property, plant and equipment (note 5)	599,825	-	-
Interest and other income	74,749	215,797	38,712
Interest expense	(211,604)	(345,591)	(391,246)
	462,970	(129,794)	(352,534)

Income before income taxes	3,665,520	1,396,088	866,640

Income taxes (note 6)
Current	1,293,000	596,400	249,500
Deferred (recovered)	33,800	(131,400)	50,000
	1,326,800	465,000	299,500

Net income for the year	$2,338,720	$ 931,088	$ 567,140

Basic earnings per common share	$1.53	$0.63	$0.39

Diluted earnings per common share	$1.53	$0.60	$0.37

Weighted average number of common shares outstanding:
Basic	1,531,448	1,478,747	1,463,859
Diluted	1,531,448	1,548,845	1,526,687

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock
Balance	Number of Shares	Amount	Additional paid-in capital	Subscription received in advance	Retained earnings	Total

August 31, 2003	1,459,859	$1,775,791	$583,211	-	$5,431,577	$ 7,790,579

Net income	-	-	-	-	567,140	567,140
Stock options exercised	6,000	26,473	-	-	-	26,473

August 31, 2004	1,465,859	1,802,264	583,211	-	5,998,717	8,384,192

Net income	-	-	-	-	931,088	931,088
Stock issued under employee plan (“ESOP”)	14,000	81,340	-	-	-	81,340
Subscriptions received	-	-	-	$117,500	-	117,500

August 31, 2005	1,479,859	1,883,604	583,211	117,500	6,929,805	9,514,120

Net income	-	-	-	-	2,338,720	2,338,720

August 31, 2006	1,584,859	$2,138,468	$583,211	$ -	$9,268,525	$11,990,204

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,338,720	$931,088	$567,140
Items not involving an outlay of cash:
Depreciation	286,434	377,298	352,933
Gain on sale property, plant and equipment	(599,825)	(8,827)	(10,667)
Deferred income taxes	34,200	(131,400)	50,000
Shares issues for ESOP	-	81,340	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(420,432)	112,690	(453,840)
Decrease in income taxes receivable	-	-	529,025
(Increase) decrease in inventory	(976,448)	2,295,788	(1,409,729)
(Increase) decrease in prepaid expenses	(85,245)	69,199	77,324
Increase in accounts payable and accrued liabilities	652,992	197,602	748,494
Increase (decrease) in accrued income taxes	(310,126)	159,547	191,450

Net cash provided by operating activities	920,270	4,084,325	642,130

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	(2,077,063)	(4,172,489)	242,464
Issuance of capital stock for cash	137,364	-	26,473
Share subscriptions received in advance	-	117,500	-
Repayment of notes payable	-	(1,899,292)	(362,663)
Promissory note	(55,684)	2,197,079	-

Net cash used in financing activities	(1,995,383)	(3,757,202)	(93,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	34,238	51,509	52,702
Proceeds on sale of property, plant and equipment	660,000	14,000	11,401
Purchase of property, plant and equipment	(82,259)	(73,170)	(558,896)

Net cash provided by (used in) investing activities	611,979	(7,661)	(494,793)

Net increase (decrease) in cash and cash equivalents	(463,134)	319,462	53,611

Cash and cash equivalents, beginning of year	609,944	290,482	236,871

Cash and cash equivalents, end of year	$ 146,810	$609,944	$290,482

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

1.

NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. was incorporated in British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), incorporated September 1953.  Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary.  JCLC has the following wholly owned subsidiaries.  MSI-PRO Co. (“MSI), incorporated April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, and Greenwood Products, Inc. (“Greenwood”), incorporated February 2002.  Jewett-Cameron Trading Company, Ltd. and its subsidiaries (the “Company”)

have no significant assets in Canada.

The Company, through its subsidiaries, operates out of facilities located in North Plains and Portland, Oregon.   JCLC’s business consists of warehouse distribution and direct sales of lumber products, building materials and related products to home improvement centers and other retailers located primarily in the Pacific regions of the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to original equipment manufacturers in the United States. MSI is an importer and distributor of pneumatic air tools and industrial clamps in the United States and Canada. Seed is a processor and distributor of agricultural seeds in the United States.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, JCLC, MSI, JCSC, and Greenwood, all of which are incorporated under the laws of Oregon, U.S.A.

Significant inter-company balances and transactions have been eliminated upon consolidation.

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At August 31, 2006 and 2005, cash and cash equivalents consisted of cash held at a financial institution.  The Company has not experienced any losses in such accounts.

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

The Company extends credit to domestic customers and offers discounts for early payment.  When extension of credit is not advisable, the Company relies on either prepayment or a letter of credit.

Inventory

Inventory, which consists of finished goods, is recorded at the lower of cost, based on the average cost method, and market.  Market is defined as net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a review of inventory components.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	5-7 years
Warehouse equipment	2-10 years
Buildings	5-30 years

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and normal use of the long-lived assets.  The Company also records a corresponding asset which is amortized over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).

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

Currency and foreign exchange

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Earnings per share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

The earnings per share data for the fiscal years ended August 31, 2006, 2005 and 2004 follows:

	2006	2005	2004

Net income	$2,338,720	$931,088	$567,140

Basic earnings per share weighted average number of common shares outstanding	1,531,448	1,478,747	1,463,859

Effect of dilutive securities
Stock options		70,098	62,828

Diluted earnings per share weighted average number of common shares outstanding	1,531,448	1,548,845	1,526,687

Stock-based compensation

Effective September 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, compensation expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Had compensation expense been recognized using the fair value method described in SFAS 123(R) using the Black-Scholes option-pricing model, the results of operations reported by the Company would have remained unchanged as there were no share based payments granted for the years ended August 31, 2006, 2005 and 2004.

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

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Cash and cash equivalent-the carrying amount approximates fair value because the amounts consist of cash held at a financial institution.

Accounts receivable and notes receivable-the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Bank indebtedness-the carrying amounts approximate fair value due to the short-term nature of the obligation.

Accounts payable and- accrued liabilities-the carrying amount approximates fair value due to the short-term nature of the obligations.

Promissory note-the fair value of the promissory note is determined by discounting the future contractual cash flows under current financing arrangements at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and maturity.

The estimated fair values of the Company's financial instruments as of August 31, 2006 and 2005  follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$146,810	$146,810	$609,944	$609,944
Accounts receivable	6,822,197	6,822,197	6,401,765	6,401,765
Note receivable	4,000	4,000	38,238	38,238
Bank indebtedness	-	-	2,077,063	2,077,063
Accounts payable and accrued liabilities	4,052,091	4,052,091	3,399,099	3,399,099

Income taxes

Income taxes are provided in accordance with SFAS No. 109 "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

.

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated by the provision of seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed and products sold and collection of the amounts is reasonably assured.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in the current year.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.  The Company does not believe the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position No. SFAS 115-1 and SFAS 124-1 (“FSP SFAS 115-1 and 124-1”), which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP SFAS 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP SFAS 115-1 and 124-1 amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The guidance in FSP SFAS 115-1 and 124-1 shall be applied to the first reporting period beginning after December 15, 2005. The adoption of FSP SFAS 115-1 and 124-1 has not had a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R).  The Company is required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending April 30, 2006.  The adoption of FSP FAS123(R)-4 has not had a significant impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Financial Assets and Extinguishments of Liabilities.”  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.   SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact of SFAS 155 on its consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. FAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on its financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006.  The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

3.

INVENTORY

A summary of inventory as of August 31, 2006 and 2005 follows:

	2006	2005

Lumber, building materials and wood products	$8,036,198	$6,735,260
Industrial tools	379,610	345,693
Agricultural seed products	335,053	693,460

	$8,750,861	$7,774,413

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

5.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2006 and 2005 follows:

	2006	2005

Office equipment	$ 641,854	$ 614,367
Warehouse equipment	1,215,634	1,161,617
Buildings	2,004,306	2,345,034
Land	568,713	608,066
	4,430,507	4,729,084

Accumulated depreciation	(2,212,650)	(2,246,877)

Net book value	$ 2,217,857	$2,482,207

During the current fiscal year, the Company sold its distribution facility located in Ogden, Utah (which included the land and building) to an unrelated party.  The Company received gross proceeds of $660,000, and recognized a gain of $599,825 during the current period.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

5.

PROPERTY, PLANT AND EQUIPMENT (Cont’d)

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

6.

INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2006	2005	2004

Computed tax at the federal statutory rate of 34%	$1,242,308	$474,670	$294,658
State taxes, net of federal benefit	104,280	57,420	31,020
Depreciation	(52,379)	24,246	(25,444)
Operating loss carryforwards	-	(97,615)	-
Inventory reserve	36,730	-	(11,960)
Provision for income taxes	$1,326,800	$465,000	$299,500

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets are as follows:

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES  (cont’d…)

	2006	2005

Deferred tax assets:
Allowance for inventory	$ 57,315	$ 15,800
Allowance maintenance	16,442	15,900
ESOP expense difference book and tax	-	20,300
Difference between book and tax depreciation	3,143	58,700
Net operating loss carryforwards - Canada	66,000	66,400

Total deferred tax assets	142,900	177,100
Valuation allowance	-	-

Net deferred tax assets	$142,900	$177,100

At August 31, 2006, the Company has available unused Canadian net operating losses of approximately $210,000 that may be applied against future taxable income.  These losses, if unutilized, will expire between 2007 and 2009.

7.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness as of August 31, 2006 and 2005 follows:

	2006	2005

Demand loan	$ -	$2,077,063

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the year was  7.50% (2005 – 5.99%).

8.

PROMISSORY NOTESSORY NOTE

The carrying amount of the promissory note as of August 31, 2006 and 2005 follows:

	2006	2005

Due June 15, 2010, bearing interest at 6.52% per annum, monthly payments of $16,601	$2,141,395	$2,197,079

Less current portion	(59,432)	(56,000)

Long term portion	$2,081,963	$2,141,079

The promissory note is secured by the property located in North Plains, Oregon.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

8.

PROMISSARY NOTESSORY NOTE (cont’d..)

The aggregate principal repayments required in each of the next five years, assuming the note renewed under similar terms and conditions, will be as follows:

2007	$59,432
2008	$63,482
2009	$67,808
2010	$60,077

At June 15, 2010, the amount of principal at renewal will be approximately $1,890,596.  The note has certain financial covenants.  The Company is in compliance with these covenants.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

On July 19, 2006, the Company issued 52,500 common shares upon the exercise of stock options for cash proceeds of $137,364.

On September 15, 2005 the Company issued 52,500 common shares upon the exercise of stock options, for which proceeds of $117,500 were received during the year ended August 31, 2005.

On August 25, 2005, the Company received $117,500 subscription in advance for 52,500 common shares that were issued on September 15, 2005 upon the exercise of stock options.

On September 30, 2004, the Company issued 14,000 common shares for the ESOP with a fair value of $81,340.

On December 31, 2003, the Company issued 6,000 common shares upon the exercise of stock options for cash proceeds of $26,463.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

10.

STOCK OPTIONS (cont’d….)

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant. Options vest at the discretion of the board of directors. Proceeds received by the Company from exercise of stock options are credited to capital stock.

Following is a summary of the status of stock option activity during the years ended August 31, 2006, 2005 and 2004:

	Number	Weighted Average
	Of Shares	Exercise Price
Outstanding at August 31, 2004 and 2005	$105,000	Cdn$ 2.83
Expired	-
Exercised	(105,000)	Cdn$ 2.83
Outstanding at August 31,2006	$ -

 No stock based compensation was recorded during fiscal 2006,  2005 and 2004.

The weighted average estimated fair value of stock options granted or repriced during the fiscal years ended August 31, 2006, 2005 and 2004 were Cdn$ 0, Cdn$ 0, and Cdn$0 per share, respectively, as there were no options granted or repriced during those years.

11.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $123,786, $182,141 and $143,220 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

	2006	2005	2004

Allocated shares	282,040	267,323	272,089

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least six months of service.  The Company matches all 401(k) contributions for eligible employees.  For the years ended August 31, 2006, 2005 and 2004, the contributions to the pension and profit sharing plan were $67,113, $64,863 and $68,142, respectively.  The Company contributes 3% of the first $100,000 of eligible compensation.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products, Inc.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company believes it overpaid the obligation by approximately $820,000.  The holder has counterclaimed for approximately $2.4 million.  Management is of the opinion that the counterclaim is of no merit and believes that the Company will be successful in its claim. However, in the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made.  However, any potential change is currently not determinable at this time.

b)

Greenwood leases office premises pursuant to an operating lease which expires in January 31, 2007.  For the years ended August 31, 2006, 2005 and 2004, rental expense was $188,296, $188,627, and $181,796, respectively.

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the years ended August 31, 2006, 2005 and 2004, rental expense was $8,750, $8,750, and $8,750, respectively.

Future minimum annual lease payments are as follows:

Fiscal 2007	$80,250
Fiscal 2008	$8,750
Fiscal 2009	$8,750
Fiscal 2010	$729

c)

At August 31, 2006 and 2005, the Company had an un-utilized line-of-credit of approximately $4,650,000 and $5,722,937, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

14.

SEGMENT INFORMATION

The Company has four principal reportable segments. These reportable segments were determined based on the nature of the products offered.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION  (cont’d…)

Following is a summary of segmented information for the years ended August 31:

	2006	2005	2004

Sales to unaffiliated customers:
Industrial wood products	$49,127,586	$55,381,407	$52,724,000
Lumber, building materials & other	20,409,383	13,328,794	12,764,651
Seed processing and sales	5,626,985	4,824,080	4,846,341
Industrial tools and clamps	932,083	1,083,180	1,000,135
	$76,096,037	$74,617,461	$71,335,127

Income (loss) from operations:
Industrial wood products	$ 1,704,006	$ 1,625,143	$1,668,685
Lumber, building materials & other	1,484,296	(156,902)	(581,070)
Seed processing and sales	118,565	(9,629)	91,741
Industrial tools and clamps	33,216	120,238	89,941
General corporate	(137,533)	(52,968)	(50,123)
	$ 3,202,550	$ 1,525,882	$1,219,174

Identifiable assets:
Industrial wood products	$10,193,917	$ 9,634,991	$12,997,448
Lumber, building materials & other	6,282,847	6,136,133	5,571,313
Seed processing and sales	1,162,604	1,467,309	1,255,379
Industrial tools and clamps	496,391	98,806	92,541
General corporate	88,802	201,119	9,302
	$18,224,561	$17,538,358	$19,925,983

Depreciation:
Industrial wood products	$ 47,496	$73,288	$ 81,540
Lumber, building materials & other	238,171	304,010	271,393
Seed processing and sales	767	-	-
	$ 286,434	$ 377,298	$ 352,933

Capital expenditures:
Industrial wood products	$ 5,617	$ 18,526	$ 54,867
Lumber, building materials & other	53,332	48,474	470,166
Seed processing and sales	23,310	6,170	33,863
	$ 82,259	$ 73,170	$ 558,896
Interest expense:
Lumber, building materials & other	$ 211,604	$ 345,591	$ 391,246

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION  (cont’d…)

The following table lists sales made by the Company to a customer which was in excess of 10% of total sales for the year.

	August 31,
	2006	2005	2004
Sales	$9,554,274	$9,834,561	$9,272,248

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At August 31, 2006 and 2005, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2006 there were 3 suppliers that each accounted for greater than 10% of total purchases, the aggregate purchases amounted to $19,379,700.  For the year ended August 31, 2005, there were two suppliers that each accounted for purchases greater than 10% of total purchases. The aggregate purchases amounted to $13,654,592.   For the year ended August 31, 2004, the Company had no suppliers accounted for purchases greater than 10% of total purchases.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The cash payments for the years ended August 31,  is summarized as follows:

	2006	2005	2004

Cash paid during the year for:
Interest	$ 211,604	$345,591	$391,246
Income taxes	$1,606,247	$467,610	$ 411

The significant non-cash transaction for the year ended August 31, 2006 was the issuance of 52,500 common shares for stock options exercised in the amount of $117,500 (of which the proceeds were received during the year ended August 31, 2005).

The significant non-cash transaction during the year ended August 31, 2005 was the issuance of 14,000 common shares for the ESOP with a fair value of $81,340.

There were no significant non-cash transactions during the fiscal year ended August 31, 2004.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

17.

SUBSEQUENT EVENT

The Company filed a registration statement whereby it proposed to raise up to $10,000,000 by issuing 500,000 common shares at $20 a share.  The Securities and Exchange Commission approved the offering September 28, 2006.

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

DATE October 16, 2006

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2006

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of year	Expenses	Expenses	Reserves	End of Year
August 31, 2004

Allowance deducted from related Balance sheet account:
Inventory	$ -	$41,971	$ -	$ -	$41,971

Deferred tax valuation account	85,327	-	30,735	$ -	54,592
August 31, 2005

Allowance deducted from related Balance sheet account:
Inventory	$41,971	$ -	$ -	$ -	$41,971

Deferred tax valuation account	54,592	11,801	-	66,393	-

August 31, 2006

Allowance deducted from related Balance sheet account:
Inventory	$41,971	$108,029	$ -	$ -	$ -

Deferred tax valuation account	$ -	$ -	$ -	$ -	$ -

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006.  Based on this assessment, management concluded the Company did maintain effective control over financial reporting as of August 31, 2006.

We maintain disclosure controls and procedures (“Disclosure Controls”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our Exchange Act reports, including the Company’s Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the Disclosure Controls, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of August 31, 2006 were effective.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists, as of November 6, 2006, the names of the Directors of the Company.  The Directors have served in their respective capacities since their election at the 2006 Annual Meeting of Shareholders or appointment, and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4

Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	66	July 1987
James R. Schjelderup (1) (3)	52	July 1987
Ted Sharp (1) (2)	58	September 2004
Alexander B. Korelin (1) (4)	63	January 2005

(1) Member of Audit Committee.

(2) Resident of Oregon, USA and citizen of the United States.

(3) Resident of British Columbia, Canada, and citizen of Canada.

(4) Resident of Washington, USA and citizen of the United States.

Table No. 5 lists, as of November 6, 2006, the names of the Executive Officers and certain significant employees (none) of the Company.  The Executive Officers serve at the pleasure of the Board of Directors.  All Executive Officers are residents and citizens of the United States and spend full-time on the affairs of the Company.

Table No. 5

Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	66	July 1987
Daniel R. McDonell	Chief Financial Officer	51	June 2006
Michael C. Nasser	Corporate Secretary	60	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer.  There are no family relationships, material arrangements or understandings between any two or more Directors or Executive Officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over thirty-nine years in sales and corporate management, including twenty-eight years affiliated with companies in the forest products industry.  In his capacity as the President and CEO of our Company during the past five years, Mr. Boone has supervised the strategic planning and business development functions of our company.  In this regard, he was responsible for our purchase of certain assets of the assets of Greenwood Forest Products in early 2002 and oversaw the incorporation of Jewett-Cameron Seed Company into the affairs of the Company.

Daniel R. McDonell holds a degree in Accounting from Pacific Lutheran University and has held senior financial and management positions with several public and Fortune 500 companies in the Portland area.  His experience includes financial management and reporting as well as Sarbanes-Oxley compliance.  From 2005 to 2006, he was Securitization Manager with Wilshire Credit Corp., managing a department of ten which serviced $24 billion of loan assets.  From 2003 to 2005, he was Controller for Tribune Broadcast Holdings and managed a television station in Portland.  He has also been a Divisional Controller for Airgas, where he managed the Northwest region.

Michael C. Nasser has over thirty-four years experience in sales and corporate management, including twenty-nine years affiliated with companies in the forest products industry.  He oversees the sales operations for Jewett-Cameron Lumber Company and in that capacity supervises the direct sales staff who are involved in selling the product line.

James R. Schjelderup was a computer consultant in the areas of both hardware and software in Canada until two years ago when he became the sales manager of Acme Computers.  In that capacity he is responsible for the sales operation of this retail outlet.

Ted Sharp has been a Certified Public Accountant since March 1978.   He is a graduate of the University of Oregon with a Bachelor of Science Degree in Economics. From 1998 to 2002, he was Corporate Controller/Regional Controller/Operations Analyst for SpectraSite Communications/Cord Communications; and since 2002, he has been Corporate Controller for Cherry City Electric, a $50 million revenue per year electrical contractor.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Ted Sharp is the “audit committee financial expert”, as defined in Item 401(h) of Regulation S-K.  Mr. Sharp is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200 9a) (15).

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

The Audit Committee is directly responsible for the appointment, compensation and oversight of auditors; and concerns about accounting and auditing matters; and has the authority to engage independent counsel and other outside advisors.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy / procedure.  The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the Audit Committee at its next scheduled meeting.

In accordance with the requirements of the U.S. Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, LLP, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company, LLP for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

The current members of the Audit Committee are Alexander B. Korelin, James Schjelderup, and Ted Sharp.  All current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The Audit Committee met six times during Fiscal 2005 and has met 7 times during Fiscal 2006-to-date.

Compliance with Section 16(a) of the Exchange Act.

All of the officers and directors filed the required paperwork during Fiscal 2006.

Code of Ethics

The Company adopted a written “code of ethics” that meets the new United States' Sarbanes-Oxley standards.  The code is published on the Company’s website.

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

Among other things, this will provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or Executive Officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request.  We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2006, 2005, and 2004 for the Company’s chief executive officer, each of the Company’s four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds US$100,000 per year; and any additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year.

Table No. 6

Summary Compensation Table

Executive Officers

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer

	2006	$36,000	$-	$-	$-	$-	$-	$-
	2005	$36,000	$-	$-	$-	$-	$-	$-
	2004	$36,000	$-	$-	$-	$-	$-	$-

Michael Nasser, Corporate Secretary

	2006	$177,000	$54,225	$-	$-	$-	$-	$-
	2005	$177,000	$30,441	$-	$-	$-	$-	$-
	2004	$177,000	$ -	$-	$-	$-	$-	$-

The Company grants stock options to Directors, Executive Officers and employees; refer to ITEM 11., “Executive Compensation, Stock Option Program”.  The Company established an ESOP that covers all employees of the Company; refer to ITEM 11., “Executive Compensation, Employee Stock Ownership Plan”.  We have a 401K Plan; the terms of which call for us to contribute 3% of the first $100,000 of each of our employee’s income to the 401K Plan; refer to ITEM 11., “Executive Compensation, 401K Plan”.

Other than participation in our stock option plan, ESOP, 401K, no funds were set aside or accrued by us during fiscal 2006 to provide pension, retirement or similar benefits for Directors or Executive Officers.

We have no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in fiscal 2006 to compensate such Executive Officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per Executive Officer.

No Executive Officer or Director received other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all Executive Officers or Directors as a group did not receive other compensation, which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Except for our ESOP and 401K Plan we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers.  Michael C. Nasser received a bonus in 2006 and 2005, as determined by the CEO.

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

During Fiscal 2006, no stock options or SARs (stock appreciation rights) were granted to Executive Officers, Directors, employees or consultants.

Table No. 7 gives certain information concerning stock option re-pricings during the last ten fiscal years by our Executive Officers and Directors.  The Company has no compensation committee. 0n 12/31/2001, the entire Board of Directors re-priced 18,000 stock options granted to the independent directors to the then current market price (CDN$5.70 from CDN$3.11) and extended the expiration date (12/31/2003 from 4/30/2003) because concern that the options would have expired unexercised otherwise.

Table No. 7

Ten-Year Option/SAR Re-pricings

Length of
Securities		Exercise		Original
Underlying	Market Prices	Price at		Option Term
Options/SAR	Of Stock at	Time of		Remaining at
Repriced or	Time of	Repricing	New	Date of
Amended	Repricing or	Or	Exercise	Repricing or
Name	Amendment	Amendment	Price	Amendment

Jeffrey Lowe	CDN$5.70	CDN$3.11	CDN$5.70	16 months
James Schjelderup	CDN$5.70	CDN$3.11	CDN$5.70	16 months

401K Plan

The Company has a 401K Plan, the terms of which call for us to contribute 3% of the first $100,000 of each of our employee’s income to the Plan.  The Company’s aggregate contribution to the 401K Plan was $67,113, $64,863 and $68,142 for fiscal years ended August 31, 2006, 2005, 2004, respectively.  The contributions for Donald Boone were $1,080, $1,080, and $990 for fiscal years ended August 31, 2006, 2005, 2004, respectively; the contributions for the Michael Nasser were $3,000, $3,000, and $3,000 for fiscal years ended August 31, 2006, 2005, 2004, respectively; Daniel McDonell did not qualify for contributions due to his short tenure with the Company.   There are no un-funded liabilities.

Employee Stock Ownership Plan

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense equal to the market price of the shares acquired on the open market.  ESOP compensation expense was $123,786, $182,141, $143,220 and $143,050 for fiscal years ended August 31, 2006, 2005, 2004, and 2003, respectively.  The ESOP shares allocated as of August 31, 2006, 2005, 2004, and 2003 were  282,040, 267,323, 272,089 and 245,375, respectively.  The contributions for Donald Boone were $2,520, $1,800, $2,268, and $1,980 for fiscal years ended August 31, 2006, 2005, 2004, and 2003, respectively; the contributions for Michael Nasser were $7,000, $5,000, $6,300, and $6,000 for fiscal years ended August 31, 2006, 2005, 2004 and 2003, respectively.  Daniel McDonell did not qualify for a contribution due to his short tenure with the Company. There are no un-funded liabilities.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2006, the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  During Fiscal 2006, the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During fiscal 2006, no Director received or accrued any compensation for his services as a Director, including committee participation or special assignments.

Board Compensation Committee Report on Executive Compensation

The Company has no Compensation Committee and a majority of the Board of Directors performs equivalent functions.

As in prior years, all of our judgments regarding executive compensation for fiscal 2006 were based primarily upon our assessment of each executive officer’s leadership performance and potential to enhance long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation elements for each executive officer.

Key factors affecting our judgments included the nature and scope of the executive officers’ responsibilities, their effectiveness in leading our initiatives to increase customer value, productivity and growth, and compliance with applicable law.

Based upon all the factors we considered relevant, and in light of our strong financial and operating performance in a challenging economic environment, we believe it was in our shareholders’ best long-term interest for the Company to ensure that the overall level of salary is commensurate with overall performance.

Our decisions concerning the specific 2006 compensation considered each executive officer’s level of responsibility, performance and current salary.  As noted above, in all cases our specific decisions involving 2006 executive officer compensation were ultimately based upon our judgment about the individual executive officer’s performance and potential future contributions; and about whether each particular payment would provide an appropriate incentive for performance that sustains and enhances long-term shareowner value.

The Board of Director’s bases for Donald Boone’s compensation (President/CEO/Treasurer) was set many years ago: his compensation has remained unchanged at his request.

The Board of Director’s bases for Michael Nasser’s compensation (Corporate Secretary) included the following factors and criteria, both qualitative and quantitative.  We considered his level of pay appropriate for the following reasons: his execution of our strategy to change our portfolio of businesses to enhance long-term investor value through better profit margins and higher returns on equity; his actions to ensure that the Company has a strong capital structure and cash flow; his role in leading us to solid financial results in a challenging economic environment; and his leadership in driving growth initiatives and reorganizing our businesses around markets to simplify our operations and strengthen our relationships with our customers.  He received a discretionary bonus.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a publicly owned corporation, the shares of which are owned by residents of the United States, Canada, and other countries.  The Company is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 8 lists, as of November 6, 2006, Directors, Senior Management and ESOP who beneficially own the Company's voting securities and the amount of the Company's voting securities owned by the Directors, Senior Management and ESOP as a group.  Table No. 8.

Shareholdings of Directors and Executive Officers

Shareholdings of 5% Shareholders

Title	Name of Beneficial	Amount and Nature
Of	Owner’s Name	Of Beneficial	Percent of
Class	& Address	Ownership	Class (1)

Common	Donald Boone 12615 S.W. Parkway Portland, Oregon 97225	390,088	24.6%
Common	Daniel R. McDonell 8 Grouse Terrace Lake Oswego, Oregon 97035	0	0%
Common	Michael Nasser 3150 S.W. 72nd Avenue Portland, Oregon 97225	206,251	13.0%

Common	Jewett-Cameron ESOP and Trust (2) 32275 N.W. Hillcrest North Plains, Oregon 97133	282,400	17.82%

Common	James Schjelderup	0	0

Common	Alexander B. Korelin	0	0

Common	Ted Sharp	0	0

Total Directors/Officers/5% Shareholders		878,739	55.45%

(1)

Based on 1,584,860 shares outstanding as of November 6, 2006 and stock options held by each beneficial holder exercisable within sixty days.

(2)

The Company is the Trustee for the Jewett-Cameron Trading Co. Ltd. Employee Stock Option Plan and Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 14.  PRINCIPAL ACCOUNTIING FEES AND SERVICES

The Audit Committee is directly responsible for the appointment, compensation and oversight of auditors; and has the authority and the funding to engage independent counsel and other outside advisors.

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy and procedure.  The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the Audit Committee at its next meeting.

In accordance with the requirements of the U.S. Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, LLP, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company, LLP for audit and permitted non-audit services are submitted to the finance and audit committee for approval prior to the beginning of any such services.

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2006	2005

Audit Fees	$ 76,642	$72,200
Audited Related Fees		-
Tax Fees	1,605	-
All other fees (1)	25,494	16,300

Total	$103,741	$88,500

(1)  FY2006:

$6,251 to review the 1QFY Form 10Q

$6,523 to review the 2QFY Form 10Q

$6,677 to review the 3QFY Form 10Q

$5,273 for review of common stock offering

$  770 general consulting

     FY2005:

$5,000 to review the 1QFY Form 10Q

$5,200 to review the 2QFY Form 10Q

$5,200 to review the 3QFY Form 10Q

$  900 for general consultations regarding foreign entities

conducting business in Canada.

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

21.  Subsidiaries of the Registrant:  Refer to page 4 of this Form 10-K

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 21, 2006	By: /s/ Donald M. Boone____________ Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 21, 2006	By /s/ Donald M. Boone__________ Donald M. Boone, President/CEO/Treasurer/Director

Dated: November 21, 2006	By /s/ Daniel McDonell _________ Daniel McDonell, Chief Financial Officer

Dated: November 21, 2006	By /s/ Michael Nasser________ Michael Nasser, Corporate Secretary

Dated: November 21, 2006	By /s/ Alexander Korelin________ Alexander Korelin, Director

Dated: November 21, 2006	By /s/_James Schjelderup________ James Schjelderup, Director

Dated: November 21, 2006	By /s/ Ted Sharp Ted Sharp, Director

#