Form 10-K/A
period 2006-08-31
JEWETT CAMERON TRADING CO LTD
filed 2006-12-26
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended  AUGUST 31, 2006

Or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition period from _________ to _________________

Commission File Number: 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.

(Name of registrant as specified in its charter)

_________British Columbia, Canada_______                 _________N/A_________

(State or Incorporation or Organization)                 (IRS Employer ID No.)

32275 NW Hillcrest, North Plains, Oregon, USA  97133

(Address of principal executive offices)

Registrant’s Telephone Number 503-647-0110

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares without par value.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act           [ ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          [ ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                            [ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                     [ ] Yes       [X] No

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 6, 2006: 1,584,860

Index to Exhibits on Page 59

Explanatory Note

Jewett-Cameron Trading Company Ltd. (the "Company") is filing this Form 10-K/A Amendment #1 for its fiscal year ended August 31, 2006 in order to add several omitted items on the Cover Page of the original Form 10-K as filed on November 24, 2006. The text and financial statements are unchanged from the original filing.

Jewett-Cameron Trading Company Ltd.

Form 10-K/A Annual Report

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: December 20, 2006	By: /s/ Donald M. Boone____________ Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 20, 2006	By /s/ Donald M. Boone__________ Donald M. Boone, President/CEO/Treasurer/Director

Dated: December 20, 2006	By /s/ Daniel McDonell _________ Daniel McDonell, Chief Financial Officer

Dated: December 20, 2006	By /s/ Michael Nasser________ Michael Nasser, Corporate Secretary

Dated: December 20, 2006	By /s/ Alexander Korelin________ Alexander Korelin, Director

Dated: December 20, 2006	By /s/_James Schjelderup________ James Schjelderup, Director

Dated: December 20, 2006	By /s/ Ted Sharp Ted Sharp, Director

#