Form 10-Q
period 2006-11-30
JEWETT CAMERON TRADING CO LTD
filed 2007-01-11
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer [  ]                      Accelerated filer [  ]                       Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,584,859 shares outstanding at November 30, 2006.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2006

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30,	August 31,
	2006	2006
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 158,687	$ 146,810
Accounts receivable, net of allowances of $0 ( August 31, 2006-$0)	5,842,499	6,822,197
Inventory (note 3)	8,896,487	8,750,861
Prepaid expenses	173,017	139,936
Note receivable (note 4)	4,000	4,000

Total current assets	15,074,690	15,863,804

Property, plant and equipment, net (note 5)	2,176,560	2,217,857

Deferred income taxes (note 6)	143,300	142,900

Total assets	$17,394,550	$18,224,561

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30,	August 31,
	2006	2006
	(Unaudited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 7)	$ -	$ -
Account payable	1,949,733	2,514,801
Accrued liabilities	883,524	1,537,290
Accrue d income taxes	130,017	40,871
Current portion of promissory note	60,439	59,432

Total current liabilities	3,023,713	4,152,394

Long term liabilities
Promissory note (note 8)	2,066,361	2,081,963

Total liabilities	5,090,074	6,234,357

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock ( n ote 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,584,859 common shares (August 31, 2006-1,584,859)	2,138,468	2,138,468
Additional paid-in capital	609,600	583,211
Retained earnings	9,556,408	9,268,525

Total stockholders’ equity	12,304,476	11,990,204

Total liabilities and stockholders’ equity	$17,394,550	$18,224,561

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30,
	2006	2005

SALES	$15,540,969	$18,224,957

COST OF SALES	13,090,616	15,440,538

GROSS PROFIT	2,450,353	2,784,419

OPERATING EXPENSES
Selling, general and administrative expenses	741,810	633,057
Depreciation	67,850	71,962
Wages and employee benefits	1,106,282	1,206,140
	1,915,942	1,911,159

Income from operations	534,411	873,260

OTHER ITEMS
Interest and other income	56	60,434
Interest expense	(53,140)	(59,303)
	(53,084)	1,131

Income before income taxes	481,327	874,391

Income taxes (note 6)	193,444	324,000

Net income	$ 287,883	$ 550,391

Basic earnings per common share	$ .18	$ .36

Diluted earnings per common share	$ .18	$ .35

Weighted average number of common shares outstanding:
Basic	1, 584 , 859	1,523,705
Diluted	1,5 86 , 322	1,567,581

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	Of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2006	1,584,859	$2,138,468	$583,211	$9,268,525	$11,990,204

Net income	-	-	-	287,883	287,883

Stock-based compensation expense	-		26 ,389	-	26 ,389
November 30, 2006	1,584,859	$2,138,468	$609,600	$9,556,408	$12,304,476

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 287,883	$ 550,391
Items not involving an outlay of cash:
Depreciation	67,850	71,962
Deferred income taxes	(400)	-
Stock based compensation expense	26 ,389	-
Changes in non-cash working capital items:
Decrease in accounts receivable	979,698	185,016
(Increase) decrease in inventory	(145,626)	656,163
Increase in prepaid expenses	(33,081)	(105,509)
Decrease in notes receivable	-	17,291
Decrease in accounts payable and accrued liabilities	(1,218,834)	(1,251,653)
Increase in accrued income taxes	89,146	57,136

Net cash provided by operating activities	53,025	180,797

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	-	(481,972)
Promissory note	(14,595)	(13,673)

Net cash used in financing activities	(14,595)	(495,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(26,553)	(18,497)

Net cash used in investing activities	(26,553)	(18,497)

Net increase (decrease) in cash and cash equivalents	11,877	(333,345)

Cash and cash equivalents, beginning of period	146,810	609,944

Cash and cash equivalents, end of period	$ 158,687	$ 276,599

Supplemental disclosure with respect to cash flows (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

1.

NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. was incorporated in British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), incorporated September 1953.  Jewett-Cameron Trading Company Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and that time JCLC became a wholly owned subsidiary.  JCLC has the following wholly owned subsidiaries :  MSI-PRO Co. (“MSI), incorporated April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, and Greenwood Products, Inc. (“Greenwood”), incorporated February 2002.  Jewett-Cameron Trading Company Ltd. and its subsidiaries (the “Company”) have no significant assets in Canada.

The Company, through its subsidiaries, operates out of facilities located in North Plains and Portland, Oregon.   JCLC’s business consists of warehouse distribution and direct sales of  lumber products, building materials and related products to home improvement centers and other retailers located primarily in the Pacific regions of the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to original equipment manufacturers in the United States. MSI is an importer and distributor of pneumatic air tools and industrial clamps in the United States. JCSC is a processor and distributor of agricultural seeds in the United States.

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At November 30, 2006 and August 31, 200 6 , cash and cash equivalents consisted of cash held at financial institutions.  The Company has not experienced any losses in such accounts.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Accounts receivable

Trade and other accounts receivable are reported at face value less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers.   The Company estimates doubtful accounts on an item-by-item basis and includes over aged accounts as part of the allowance for doubtful accounts, which are generally ones that are ninety days or greater overdue.

The Company extends credit to our domestic customers and offers discounts for early payment.  When extension of credit is not advisable, the Company relies on either prepayment or a letter of credit.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

The earnings per share data for the period ended  follows:

	Three Month
	Periods Ended
	November 30,
	2006	2005

Net income	$287,883	$550,391

Basic earnings per share weighted average
number of common shares outstanding	1,5 84,859	1,523,705

Effect of dilutive securities
Stock options	1,463	43,876

Diluted earnings per share weighted average
number of common shares outstanding	1,5 86,322	1,567,581

Stock-Based Compensation

Effective September 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, compensation expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Compensation expense was recognized using the fair value method described in SFAS 123(R) using the Black-Scholes option-pricing model. The Company recorded $15,833 (net of tax)  for the  period  ended November 30 , 2006. The Company did not grant options for the period ended November 30, 2005. The Company had no outstanding option s at August 31, 2006.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

The Company has a stock option program under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Toronto Stock Exchange ("TSX"), the Ontario Securities Commission and the British Columbia Securities Commission.

Under the stock option program, stock options for up to 10% of the number of issued and outstanding common shares may be granted from time to time, provided that stock options in favour of any one individual may not exceed 5% of the issued and outstanding common shares.  No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each stock option is exercisable during the lifetime of the optionee only by such optionee.  Generally, no option can be for a term of more than 10 years from the date of the grant.

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Options vest at the discretion of the board of directors. Proceeds received by the Company from exercise of stock options are credited to capital stock.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value during the three months period ended November 30, 2006 and November 30, 2005, are as follows:

	Three Month
	Periods Ended
	November 30,
	2006	2005

Options granted	15,000	-
Weighted-average fair value of option granted	$1.76	-
Compensation expense recorded (pre-tax)	$26,389	-
Assumptions:
Dividends	-	-
Risk-free interest rate	3.50%	-
Expected volatility	38.25%	-
Expected option life	1 year	-

Stock option activity during the three months period ended November 30, 2006 is as follows:

Total
	Number	Weighted
	Of	Average
	Options	Exercise Price

Balance, at August 31, 2006	-	-
Granted	15,000	$10.55
Vested	-	-
Exercised	-	-
Forfeited	-	-
Balance, at November 30, 2006	15,000	$10.55

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals’ comprehensive income.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalents -the carrying amount approximates fair value because the amounts consist of cash held at financial institutions.

Accounts receivable and Note receivable -the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Bank indebtedness - the carry amount approximates fair value due to the short-term nature of the obligation.

Accounts payable and Accrued liabilities -

the carrying amount approximates fair value due to the short-term nature of the obligations.

Promissory note - the fair value of the promissory note is determined by discounting the future contractual cash flows under current financing arrangements at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and maturity.

The estimated fair values of the Company's financial instruments follows:

	November 30, 2006		August 31, 2006 (Audited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 158,687	$ 158,647	$ 146,810	$ 146,810
Accounts receivable	5,842,499	5,842,499	6,822,197	6,822,197
Note receivable	4,000	4,000	4,000	4,000
Bank indebtedness	-	-	-	-
Accounts payable and accrued liabilities	2,833, 257	2,833,2 57	4,052,091	4,052,091
Promissory note	2,126,800	2,027,642	2,141,395	2,081,459

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the classifications used in the current period.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

3.

INVENTORY

A summary of inventory follows:

	November 30, 2006	August 31, 2006 (Audited)

Lumber, building materials and other	$ 8,308,429	$ 8,036,198
Industrial tools	350,407	379,610
Seed processing and sales	237,651	335,053

	$ 8,896,487	$ 8,750,861

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

5.

PROPERTY, PLANT AND EQUIPMENT

A summary of property plant and equipment follows:

	November 30, 2006	August 31, 2006 (Audited)

Office equipment	$ 651,400	$ 641,854
Warehouse equipment	1,232,641	1,215,634
Buildings	2,004,306	2,004,306
Land	568,713	568,713

	4,457,060	4,430,507
Accumulated depreciation	(2,280,500)	(2,212,650)

Net book value	$ 2,176,560	$ 2,217,857

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

6.

DEFERRED TAXES

Deferred income taxes of $143,300 (August 31, 2006 - $142,900) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

7.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness follows:

	November 30, 2006	August 31, 2006 (Audited)

Demand loan	$ -	$ -

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the period was  8.25% ( August 31, 2006 -7.50%).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

8.

PROMISSORY NOTE

The carrying amount of the promissory note follows:

November 30, 2006		August 31, 2006 (Audited)
Due June 15, 2010, bearing interest at 6.52% per annum, monthly payments of $16,601	$2,126,800	$ 2,141,395

Less current portion	(60,439)	(59,432)

Long term portion	$2,066,361	$ 2,081,963

The promissory note is secured by the property located in North Plains, Oregon.

The aggregate principal repayments required in each of the next four years, assuming the note is  renewed under similar terms and conditions, will be as follows:

2007	$45,230
2008	63,482
2009	67,808
2010	60,077

At June 15, 2010, the amount of principal at renewal will be approximately $1,890,596.  The note has certain covenants.  The Company is in compliance with these covenants.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

10.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Inc.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company believes it overpaid the obligation by approximately $820,000.  The holder has counterclaimed for approximately $2.4 million. Management is of the opinion that the counterclaim is of no merit and believes that the Company will be successful is its claim.  However, in the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

Greenwood leases office premises pursuant to an operating lease which expires in January 31, 2007.  For the periods ended November 30, 2006 and 2005, rental expense was $46,842 and $45,414, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

10.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d)

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the periods ended November 30, 2006 and 2005, rental expense was $2,188 and $2,188, respectively.

Future minimum annual lease payments are as follows:

2007	$35,163
2008	$8,750
2009	$8,750
2010	$3,646

c)

At November 30, 2006, the Company had an un-utilized line-of-credit of approximately $4,650,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

11.

SEGMENTED INFORMATION

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

Following is a summary of segmented information for the periods ended November 30:

	2006	2005
Sales to unaffiliated customers:
Industrial wood products	$10,823,767	$13,386,094
Lumber, building materials & other	2,435,326	3,147,751
Seed processing and sales	2,019,997	1,475,625
Industrial tools	261,879	215,487
	$15,540,969	$18,224,957
Income (loss) from operations:
Industrial wood products	$ 244,601	$ 679,516
Lumber, building materials & other	245,472	130,646
Seed processing and sales	89,795	26,825
Industrial tools	686	39,466
General corporate	(46,143)	(3,193)
	$ 534,411	$ 873,260

Identifiable assets:
Industrial wood products	$10,120,704	$ 8,663,879
Lumber, building materials & other	5,669,305	6,290,772
Seed processing and sales	1,040,348	1,271,289
Industrial tools	474,832	95,124
General corporate	89,361	77,523
	$17,394,550	$16,398,587

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

11.

SEGEMENTED INFORMATION (cont’d)

	2006	2005
Depreciation:
Industrial wood products	$ 11,697	$ 11,757
Lumber, building materials & other	54,867	60,205
Seed processing and sales	1,286	-
	$ 67,850	$ 71,962

Capital expenditures:
Industrial wood products	$ -	$ 1,775
Lumber, building materials & other	10,741	14,987
Seed processing and sales	15,812	1,735
	$ 26,553	$ 18,497

Interest expense:
Lumber, building materials & other	$ 53,140	$ 59,303

The following table lists sales made by the Company to a customer which was in excess of 10% of total sales for the periods.

	Three Month Periods Ended
	November 30,
	2006	2005
Sales	$2,032,602	$2,464,380

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At November 30, 2006, the Company had one customer that accounted for 15% of total receivables. At August 31, 2006, no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the period ended November 30, 2006, there were 2 suppliers that each accounted for greater than 10% of total purchases, the aggregate purchases amounted to $3,705,620.  For the period ended November 30, 2005, the Company had no suppliers that each accounted for purchases greater than 10% of total purchases.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

NOVEMBER 30, 2006

(Unaudited)

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three Month
	Periods Ended
	November 30,
	2006	2005

Cash paid during the period for:
Interest	$ 53,140	$ 61,536
Income taxes	$106,191	$266,864

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2006 and August 31, 2006 and its results of operations and its cash flows for the three month period s ended November 30, 2006 and November 30, 2005 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2006 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2007.

The Company’s number of days in receivables was approximately 34 days as of November 30, 2006 and at August 31, 2006 the number of days in receivables was 33.

The Company’s number of days in inventory was approximately 62 days as of November 30, 2006 in comparison to approximately 49 days as of August 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2006 and November 30, 2005

Our operations are classified into four principal iindustry segments: the sale of lumber and building materials to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber and building materials in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to JCLC, a wholly owned subsidiary of ours and consist primarily of home improvement products (sold thru JCLC) such as building materials, dimension lumber, greenhouses, dog kennels, storage shelters, gate systems, etc. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial wood and specialty building products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc. (Greenwood), a wholly owned subsidiary of JCLC. A significant portion of Greenwood sales are attributable to the recreational boating and transportation industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-Pro (“MSI”), a wholly owned subsidiary of JCLC.   The processing and sale of agricultural seeds consists of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett-Cameron Seed Company (“JCSC”), a wholly owned subsidiary of JCLC. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to JCSC occurs during this time of year. Our primary distribution center is located in North Plains, Oregon.

For the three months ended November 30, 2006, sales decreased to $15,540,969 compared to revenues of $18,224,957 for the three months ended November 30, 2005. The Company’s first quarter revenues rank it third highest, for first quarter revenues, in Company history.

Revenues from the sales and processing of industrial wood products (Greenwood) were $10,823,767 for the three months ended November 30, 2006; a decrease of 19% compared to revenues of $13,386,094 for the three months ended November 30, 2005. The decline in sales is partially due to lower market prices of structural products. Prices are expected to remain low due to competition in the market but the Company continues to pursue lower cost options. The remainder of the decline in sales was due to lower volumes due to slowing in recreational boating, transportation and laminated veneer lumber (LVL) sectors.

Sales of lumber, building materials and other (JCLC) were $2,435,326 for the three months ended November 30, 2006, a decrease of 23% compared to sales of $3,147,751 for the three months ended November 30, 2005. Sales are down primarily due to market slowing in the wood portion of the business.  In spite of the decrease in gross sales, income from operations of lumber, building materials and other increased approximately 88%.  This occurred because management reversed an inventory reserve of $150k and realized lower cost of sales (as a percent of sales) due to efforts to reduce lower margin products.

Sales of pneumatic tools and industrial clamps (MSI) were $261,879 for the three months ended November 30, 2006 compared to $215,487 for the three months ended November 30, 2005, an increase of 22%.  Sales are higher due to additional sales volume.  Profitability decreased primarily due to competitive pricing pressure resulting in lower-margin sales.

Sales of processed seeds and grain (JCSC) were $2, 019 ,997 for the three months ended November 30, 2006 compared to $1,475,625 for the three months ended November 30, 2005, an increase of 37%.  The increase was due to additional sales in the brokerage business. The Company has raised prices for some of its product based on favorable market conditions.

Cost of sales accounted for 84% of sales for the three month period ended November 30, 2006 compared to 85% for the three month period ended November 30, 2005.  Cost of sales in the first quarter of 2006 include the adjustment at JCLC mentioned above.

Operating expenses accounted for 12% of sales for the first quarter of Fiscal 2006 up from  10% for the first quarter of Fiscal 2005.  Lower wages and employee benefits were due primarily to reduced incentive compensation related to reduced sales volumes.  Selling, general and administrative expenses were higher from a year ago due to higher import fees, repair and maintenance, advertising and insurance.

Income tax expense for the three months ended November 30, 2006 was $193,444 as compared to $324,000 for the three months ended November 30, 2005. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net income for the three-month period ended November 30, 2006 was $287,883, or $.18 per diluted share, compared to $550,391, or $.35 per diluted share in the prior years’ period.  The 48% decline was primarily due to reduced sales volumes at Greenwood and JCLC partially offset by the reversal of inventory reserve mentioned above. The Company’s net income for the first quarter of 2006 rank it the second highest, for first quarter net income, in Company history.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2006 the Company had working capital of $12,050,977, which represented an increase of $339,567 as compared to the working capital position of $11,711,410 as of August 31, 2006.  The primary reason for the increase in working capital was a decrease in accounts payable and accrued liabilities in the amount of $1,218,834.   The decrease in accounts payable was largely due to the Company recording record sales in 2006 and the payments that resulted in the first quarter.   This was partially offset by a decrease in accounts receivable of $979,698 related to lower sales volume.

Accounts receivable and inventory represented 98% of current assets. Receivables are turning over as predicted. Inventory turn increased 27% from year end primarily due to Greenwood increasing inventory for a new customer added in late 2006.

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available is $ 4,650,000 of which there were no outstanding balances at November 30, 2006 or August 31, 2006.  The Company was able to fund growth through internally generated cash.  The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the current period was 8.25% compared to 6.78% for the three-month period ended November 30, 2005. This increase is consistent with the overall rise of prevailing interest rates in the United States.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume for the first quarter of 2006 is 13,025 shares in the United States and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

Our top ten customers represent 37% of our business. We would experience a significant decrease in sales and would have to cut back our operations.  Our top ten customers are in the U.S. and are primarily in the marine and retail building industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which $4,650,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we will be required, beginning in fiscal year 2009, to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation. We have not yet prepared any internal plan of action for compliance with the requirements of Section 404 or any effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not have any material weaknesses as reported by our independent registered public accounting firm. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2006.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended November 30, 2006 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the period ended November 30, 2006 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures ..

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

CONCLUSION

In accordance  with SEC requirements, the CEO and CFO note that, as of the period ended November 30, 2006 covered by this repo rt, there were no significant deficiencies and material weaknesses in our Internal Controls.

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

31.2

Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Daniel McDonell

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald Boone

32.2

Certification of Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Daniel McDonell

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated:  January 11, 2007

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  January 11, 2007

/s/  Daniel R. McDonell

Daniel R. McDonell, Chief Financial Officer