Form 10-Q
period 2007-02-28
JEWETT CAMERON TRADING CO LTD
filed 2007-04-12
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007.

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

Indicate by check mark whether the registrant is a shell company (defined  Rule 12b-2 of the Exchange Act). Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,584,859 s hares outstanding at February 28, 2007.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2007

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 28,	August 31,
	2007	2006
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 577,945	$ 146,810
Accounts receivable, net of allowances of $0 ( August 31, 2006-$0)	7,135,891	6,822,197
Inventory (note 3)	9,856,497	8,750,861
Prepaid expenses	322,750	139,936
Income taxes receivable	126,765	-
Note receivable (note 4)	4,000	4,000

Total current assets	18,023,848	15,863,804

Property, plant and equipment, net (note 5)	2,119,770	2,217,756

Intangible assets, net (note 6)	836,743	101

Deferred income taxes (note 7)	143,300	142,900

Total assets	$21,123,661	$18,224,561

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 28,	August 31,
	2007	2006
	(Unaudited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 8)	$2,448,266	$ -
Account payable	1,878,116	2,514,801
Accrued liabilities	1,459,862	1,537,290
Accrue d income taxes	-	40,871
Current portion of long term liabilities	361,807	59,432

Total current liabilities	6,148,051	4,152,394

Long term liabilities (note 9)
Promissory note	2,049,786	2,081,963

Note payable	300,000	-
Total long term liabilities	2,349,786	2,081,963

Total liabilities	8,497,837	6,234,357

Contingent liabilities and commitments (note 11)

Stockholders’ equity
Capital stock (note 10)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,584,859 common shares (August 31, 2006-1,584,859)	2,138,468	2,138,468
Additional paid-in capital	609,600	583,211
Retained earnings	9,877,756	9,268,525

Total stockholders’ equity	12,625,824	11,990,204

Total liabilities and stockholders’ equity	$21,123,661	$18,224,561

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended February 28,		Six Month Periods Ended February 28,
	2007	2006	2007	2006

SALES	$16,378,530	$18,948,343	$31,919,499	$37,173,300

COST OF SALES	13,868,269	16,187,677	26,958,885	31,628,215

GROSS PROFIT	2,510,261	2,760,666	4,960,614	5,545,085

OPERATING EXPENSES
Selling, general and administrative expenses	793,860	896,557	1,535,670	1,529,614
Depreciation	81,442	70,919	149,292	142,881
Wages and employee benefits	1,031,959	1,335,467	2,138,241	2,541,607
	1,907,261	2,302,943	3,823,203	4,214,102

Income from operations	603,000	457,723	1,137,411	1,330,983

OTHER ITEMS
Gain on sale of property, plant and equipment (note 5)	-	599,825	-	599,825
Interest and other income	3,807	1	3,863	60,435
Interest expense	(72,459)	(54,823)	(125,599)	(114,126)
	(68,652)	545,003	(121,736)	546,134

Income before income taxes	534,348	1,002,726	1,015,675	1,877,117

Income taxes (note 7)	213,000	385,000	406,444	709,000

Net income	$ 321,348	$ 617,726	$ 609,231	$1,168,117

Basic earnings per common share	$ .20	$ .40	$ .38	$ .76

Diluted earnings per common share	$ .20	$ .39	$ .38	$ .74

Weighted average number of common shares outstanding:
Basic	1,584,859	1,532,359	1,584,859	1,527,984
Diluted	1,584,859	1,572,616	1,586,368	1,571,424

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2006	1,584,859	$2,138,468	$583,211	$9,268,525	$11,990,204

Net income	-	-	-	609,231	609,231

Stock-based compensation expense	-		26,389	-	26,389
February 28, 2007	1,584,859	$2,138,468	$609,600	$9,877,756	$12,625,824

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month
	Periods Ended
	February 28
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 609,231	$ 1,168,117
Items not involving an outlay of cash:
Depreciation	149,292	142,881
Gain on sale of property, plant and equipment	-	(599,825)
Deferred income taxes	(400)	23,600
Stock based compensation expense	26,389	-
Changes in non-cash working capital items:
Increase in accounts receivable	(313,694)	(641,129)
(Increase) decrease in inventory	(1,105,636)	105,768
Increase in prepaid expenses	(182,814)	(71,633)
Increase in income taxes receivable	(126,765)	-
Decrease in notes receivable	-	25,338
Increase (decrease) in accounts payable and accrued liabilities	(714,113)	317,829
Decrease in accrued income taxes	(40,871)	(310,847)

Net cash provided by (used in) operating activities	(1,699,381)	160,099
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	2,448,266	(805,577)
Promissory note	(29,802)	(27,963)
Note payable	600,000	-
Net cash provided by (used in) financing activities	3,018,464	(833,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,948)	(30,378)
Purchase of intangible assets and other	(855,000)	-
Proceeds on sale of property, plant and equipment	-	660,000

Net cash provided by (used in) investing activities	(887,948)	629,622

Net increase (decrease) in cash and cash equivalents	431,135	(43,819)

Cash and cash equivalents, beginning of period	146,810	609,944

Cash and cash equivalents, end of period	$ 577,945	$ 566,125

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At February 28, 2007 and August 31, 200 6 , cash and cash equivalents consisted of cash held at a financial institution.  The Company has not experienced any losses in such accounts.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  They consist of two patents and manufacturing rights which the Company purchased for $850,000.  Depreciation is calculated using the straight-line method over the remaining useful lives of 133 months and 144 months, respectively, and are reviewed annually for impairment.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

The earnings per share data for the periods ended  follows:

	Three Month Periods Ended		Six Month Periods Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net income	$321,348	$617,726	$609,231	$1,168,117

Basic earnings per share weighted average number of common shares outstanding	1,584,859	1,532,359	1,584,859	1,527,984

Effect of dilutive securities stock options	-	40,257	1,509	43,440

Diluted earnings per share weighted average number of common shares outstanding	1,584,859	1,572,616	1,586,368	1,571,424

Stock-Based Compensation

Effective September 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, compensation expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Compensation expense was recognized using the fair value method described in SFAS 123(R) using the Black-Scholes option-pricing model. The Company recorded $ 15,833 (pre-tax) in the first quarter November 30, 2006 and did not grant options for the second quarter February 28, 2007.   The Company did not grant options for the three and six month periods ended February 28, 2006.  The Company had no outstanding options at August 31, 2006.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value during the three and six month periods ended are as follows:

	Three Month Periods Ended		Six Month Periods Ended
	February 28,		February 28,
	2007	2006	2007	2006
Options granted	-	-	15,000	-
Weighted-average fair value of option granted	-	-	$1.76	-
Compensation expense recorded (pre-tax)	-	-	$26,389	-
Assumptions:
Dividends	-	-	-	-
Risk-free interest rate	-	-	3.50%	-
Expected volatility	-	-	38.25%	-
Expected option life	-	-	1 year	-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock option activity during the six month periods ended February 28, 2007 is as follows:

Total
	Number	Weighted
	Of	Average
	Options	Exercise Price

Balance, at August 31, 2006	-	-
Granted	15,000	$10.55
Exercised	-	-
Forfeited	-	-
Balance, at February 28, 2007	15,000	$10.55

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

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalents - the carrying amount approximates fair value because the amounts consist of cash held at financial institutions.

Accounts receivable and note receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

The estimated fair values of the Company's financial instruments follows:

	February 28, 2007		August 31, 2006 (Audited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$577,945	$577,945	$ 146,810	$ 146,810
Accounts receivable	7,135,891	7,135,891	6,822,197	6,822,197
Note receivable	4,000	4,000	4,000	4,000
Bank indebtedness	2,448,266	2,448,266	-	-
Accounts payable and accrued liabilities	3,337,978	3,337,978	4,052,091	4,052,091
Promissory note	2,111,593	1,981,698	2,141,395	2,081,459
Note payable	600,000	600,000	-	-

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

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the classifications used in the current period ..

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of FIN 48 on the financial position and results of operations of the Company.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.  SAB 108 did not have a significant impact of the financial position and results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The Company is currently in the process of evaluating the impact of SFAS 157 on the financial position and results of operations of the Company.

3.

INVENTORY

A summary of inventory follows:

	February 28, 2007	August 31, 2006 (Audited)

Lumber, building materials and other	$9,078,785	$8,036,198
Industrial tools	326,465	379,610
Seed processing and sales	451,247	335,053

	$9,856,497	$8,750,861

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

5.

PROPERTY, PLANT AND EQUIPMENT

A summary of property plant and equipment follows:

	February 28, 2007	August 31, 2006 (Audited)

Office equipment	$ 654,344	$ 640,844
Warehouse equipment	1,219,981	1,215,634
Buildings	2,006,747	2,004,306
Land	568,713	568,713

Accumulated depreciation	(2,330,015)	(2,211,741)

Net book value	$ 2,119,770	$ 2,217,756

During the three month period ended February 28, 2006, the Company sold its distribution facility in Ogden, Utah (which included the land and building) to an unrelated party.  The Company received gross proceeds of $660,000 and recognized a gain of $599,825.

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

6.

INTANGIBLE ASSETS

A summary of intangible assets follows:

	February 28, 2007	August 31, 2006 (Audited)

Patent	$ 850,000	$ -
Other	6,010	1,010
	856,010	1,010
Accumulated depreciation	(19,267)	(909)

Net book value	$ 836,743	$ 101

The Company purchased two patents and manufacturing rights for a steel framed gate system.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

7.

DEFERRED TAXES

Deferred income taxes of $143,300 (August 31, 2006 - $142,900) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

8.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness follows:

	February 28, 2007	August 31, 2006 (Audited)

Demand loan	$ 2,448,266	$ -

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the period ended February 28, 2007 was  8.25% ( August 31, 2006 -7.50%).

9.

LONG TERM LIABILITIES

The carrying amount follows:

	February 28, 2007	August 31, 2006 (Audited)

Promissory note, due June 15, 2010, bearing interest at 6.25% per annum, monthly payments of $16,601	$2,111,593	$2,141,395
Note payable – patent, bearing interest at 5% per annum, $300,000 due January 15, 2008 and the remainder January 15, 2009	600,000	-

	2,711,593	2,141,395
Less current portion:
Promissory note	61,807	59,432
Note payable	300,000	-
	361,807	59,432

Long term portion	$2,349,786	$2,081,963

The promissory note is secured by the property located in North Plains, Oregon.  The company granted a security interest in the collateral which is the patent.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

9.

LONG TERM LIABILITIES (cont’d)

The aggregate principal repayments required in each of the next four years, assuming the promissory note is renewed under similar terms and conditions and the note payable is paid per the above, will be as follows:

2007	$ 30,787
2008	$ 363,482
2009	$ 367,808
2010	$ 60,077

At June 15, 2010 the promissory note amount of principal at renewal will be approximately $1,890,596.  The promissory note has certain financial covenants.  The Company is in compliance with these covenants.

10.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

11.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products Inc.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company believes it overpaid the obligation by approximately $820,000.  The holder has counterclaimed for approximately $2,400,000. Management is of the opinion that the counterclaim is of no merit and believes that the Company will be successful is its claim.  However, in the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential change is currently not determinable at this time.

b)

Greenwood leases office premises pursuant to an operating lease which expires in January 31, 2008.  For the periods ended February 28, 2007 and 2006, rental expense was $93,942 and $90,798, respectively.

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the periods ended February 28, 2007 and 2006, rental expense was $4,375 and $4,375, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

11.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d)

Future minimum annual lease payments are as follows:

2007	$92,257
2008	$81,985
2009	$8,750
2010	$3,646

c)

The Company has a line of credit of $4,650,000.  At February 28, 2007, the Company had $2,201,734 remaining (note 8).  At August 31, 2006 the Company did not have a balance outstanding.  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

12.

SEGEMENTED INFORMATION

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

Following is a summary of segmented information for the six month periods ended February 28:

	2007	2006
Sales to unaffiliated customers:
Industrial wood products	$ 21,125,358	$26,031,360
Lumber, building materials & other	6,316,941	7,558,595
Seed processing and sales	4,000,874	3,128,027
Industrial tools	476,326	455,318
	$ 31,919,499	$37,173,300
Income (loss) from operations:
Industrial wood products	$ 442,369	$ 1,070,591
Lumber, building materials & other	670,713	193,425
Seed processing and sales	81,383	63,365
Industrial tools	16,759	62,809
General corporate	(73,813)	(59,207)
	$ 1,137,411	$ 1,330,983

Identifiable assets:
Industrial wood products	$ 9,148,960	$ 9,419,907
Lumber, building materials & other	9,490,950	6,873,452
Seed processing and sales	1,692,075	1,417,315
Industrial tools	473,976	96,377
General corporate	190,935	72,866
	$ 20,996,896	$17,879,917

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

12.

SEGEMENTED INFORMATION (cont’d)

	2007	2006
Depreciation:
Industrial wood products	$ 23,073	$ 19,655
Lumber, building materials & other	123,284	123,226
Seed processing and sales	2,796	-
Industrial tools	139	-
	$149,292	$142,881

Capital expenditures:
Industrial wood products	$ 1,954	$ 2,665
Lumber, building materials & other	15,182	25,978
Seed processing and sales	15,812	1,735
	$ 32,948	$ 30,378

Interest expense:
Lumber, building materials & other	$125,599	$114,126

The following table lists sales made by the Company to a customer which was in excess of 10% of total sales for the periods.

	Six Month Periods Ended
	February 28,
	2007	2006
Sales	$3,870,045	$4,766,494

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At February 28, 2007 and August 31, 2006 no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the six month period ended February 28, 2007, there were two suppliers that accounted for greater than    10% of total purchases, the aggregate purchases amounted to $7,497,137.  For the six month period ended February 28, 2006 there was one supplier that accounted for purchases greater than 10% of total purchases.  The aggregate purchase amounted to $5,299,996.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2007

(Unaudited)

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six Month
	Periods Ended
	February 28,
	2007	2006

Cash paid during the period for:
Interest	$125,166	$114,126
Income taxes	$574,080	$729,383

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2007 and August 31, 2006 and its results of operations and cash flows for the six month periods ended February 28, 2007 and February 28, 2006 in accordance with U.S. GAAP.  Operating results for the six month period ended February 28, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 200 7 ..

The Company’s number of days in receivables was approximately 40 days as of February 28, 2007 and at August 31, 2006 the number of days in receivables was 33.

The Company’s number of days in inventory was approximately 66 days as of February 28, 2007 and at August 31, 2006 the number of days in inventory was 49 days.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2007 and February 28, 2006

Our operations are classified into four princip a l industry segments: the sale of lumber, building materials and related products to home improvement centers in the United States; the processing and sale of industrial products to original equipment manufacturers in the United States; the sale of pneumatic air tools and industrial clamps in the United States; and, the processing and sale of agricultural seeds in the United States. Sales of building materials have traditionally consisted of wholesale sales of lumber, building materials and related products in the United States. This has transitioned to include both wood and non-wood items.  Sales in this category are attributable to Jewett-Cameron Lumber Corporation (JCLC), a wholly owned subsidiary of ours and consist primarily of home improvement products (sold thru JCLC) such as building materials, dimension lumber, greenhouses, dog kennels, storage shelters and gate systems. These sales occur year-round; however, they are greater in the spring and summer months. Sales and processing of industrial wood and specialty building products to original equipment manufacturers consist of wholesale sales of products primarily to the transportation and recreational boating industries in the United States. Sales in this category are attributable to Greenwood Products, Inc. (Greenwood), a wholly owned subsidiary of JCLC. A significant portion of Greenwood sales are attributable to the recreational boating and transportation industry and are generally stronger during the spring and summer months. Sales of pneumatic air tools and industrial clamps consist of the distribution of pneumatic air tools and industrial clamps in the United States. Sales in this category are attributable to MSI-Pro (“MSI”), a wholly owned subsidiary of JCLC.   The processing and sale of agricultural seeds consists of the distribution of processed agricultural seeds and grain in the United States. Sales in this category are attributable to Jewett-Cameron Seed Company (“JCSC”), a wholly owned subsidiary of JCLC. Harvest months in the Northwest are June through September, and, consequently, a greater portion of the revenues attributable to JCSC occurs during this time of year. Our primary distribution center is located in North Plains, Oregon.

For the three months ended February 28, 2007, sales decreased $2,569,813 to $16,378,530        compared to revenues of $18,948,343 for the three months ended February 28, 2006. The principal reason for the decline in sales was lower sales at Greenwood due to market pricing and volumes.

Revenues from the sales and processing of industrial wood products at Greenwood were $10,301,590 for the three months ended February 28, 2007; a decrease of 18% compared to revenues of $12,532,086 for the three months ended February 28, 2006. The decline in sales is partially due to lower market prices of structural products. Prices are expected to remain low due to industry wide market conditions and the Company continues to pursue lower cost options. The remainder of the decline in sales was due to lower volumes due to slowing in recreational boating, transportation and laminated veneer lumber (LVL) sectors. Income from operations declined $193,307 due to the reduction in gross profit partially offset by favorable operating expense savings due to the discussion above.

Sales of lumber, building materials and other at JCLC were $3,881,616 for the three months ended February 28, 2007, and a decrease of 14% compared to sales of $4,524,024 for the three months ended February 28, 2006. Sales are down primarily due to timing in sales for the wood portion of the business.  In spite of the decrease in gross sales, income from operations of lumber, building materials and other increased $326,130.  This occurred as JCLC realized lower cost of sales (as a percent of sales) due to efforts to sell higher margin products.

Sales of pneumatic tools and industrial clamps at MSI were $214,447 for the three months ended February 28, 2007 compared to $239,831 for the three months ended February 28, 2006, a decrease of 11%.  Income from operations declined $15,938 primarily due to lower sales volume.

Sales of processed seeds and grain at JCSC were $1,980,877 for the three months ended February 28, 2007 compared to $1,652,402 for the three months ended February 28, 2006, an increase of 20%.  The increase of $328,475 was primarily due to additional sales in the brokerage business. Income from operations were flat due to lower gross profit offset by a reduction in operating expense.

Cost of sales accounted for 85% of sales for both the three month period ended February and three month period ended February 28, 2006.

Operating expenses decreased from $2,302,943 for the three month period ended February 28, 2006 to $1,907,261 for the three month period ended February 28, 2007.  Wages and employee benefits decreased from $1,335,467 to $1,031,959. Selling, general and administrative expenses decreased from $896,557 to $793,860.  Costs were down due to lower wages and incentive compensation and general expense related to reduction in sales at Greenwood.

Income tax expense for the three month period ended February 28, 2007 was $213,000 as compared to $385,000 for the three month period ended February 28, 2006. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net income for the three month period ended February 28, 2007 was $321,348, or $.20 per diluted share, compared to $617,726, or $.39 per diluted share in the prior years’ period.

The decrease in net income was primarily due to lower income from operations at Greenwood due to lower sales partially offset by increased income from operations at JCLC due to lower cost of sales.  The second quarter February 28, 2006 included a one time gain of $599,825, or $.24 per diluted share, for the sale of JCLC’s Ogden, Utah distribution center.

Six Months Ended February 28, 2007 and February 28, 2006

For the six month period ended February 28, 2007, sales decreased $5,253,801 to $31,919,499 compared to revenues of $37,173,300 for the six month period ended February 28, 2006.   The principal reason for the decline in sales was lower sales at Greenwood due to market pricing and volumes.

Revenues from the sales and processing of industrial wood products at Greenwood were $21,125,358 for the six month period ended February 28, 2007; a decrease of 19% compared to revenues of $26,031,360 for the six month period ended February 28, 2006. The decline in sales is partially due to lower market prices of structural products. Prices are expected to remain low due to industry wide market conditions and the Company continues to pursue lower cost options. The remainder of the decline in sales was due to lower volumes due to slowing in recreational boating, transportation and laminated veneer lumber (LVL) sectors.  Income from operations declined $822,633 primarily due to the reduction in gross profit partially offset by favorable operating expense savings due to the discussion mentioned above.

Sales of lumber, building materials and other (JCLC) were $6,316,941 for the six month period ended February 28, 2007, a decrease of 16% compared to sales of $7,558,595 for the six month period ended February 28, 2006. Sales are down primarily due to timing in sales for the wood portion of the business.  In spite of the decrease in gross sales, income from operations of lumber, building materials and other increased $682,717.  This occurred because management reversed an inventory reserve of $150,000 in the first quarter November 30, 2006 and realized lower cost of sales (as a percent of sales) due to efforts to sell higher margin products.

Sales of pneumatic tools and industrial clamps (MSI) were $476,326 for the six month period ended February 28, 2007 compared to $455,318 for the six month period ended February 28, 2006, an increase of 5%.  Profitability decreased $57,058 primarily due to competitive pricing pressure resulting in lower-margin sales and higher operating expenses of $36,242.

Sales of processed seeds and grain (JCSC) were $4,000,874 for the six months ended February 28, 2007 compared to $3,128,027 for the six months ended February 28, 2006, an increase of 28%.  The increase of $872,847 was primarily due to additional sales in the brokerage business. Income from operations is up $18,018 due to higher gross profit of $108,982 partially offset by higher wages and benefits of $59,268 and higher selling, general and administrative expense.

Cost of sales accounted for 84% of sales for the six month period ended February 28, 2007 compared to 85% for the six month period ended February 28, 2006.  The reduction in cost of sales is due primarily to lower cost sales at JCLC and the reversal of $150,000 in the first quarter November 30, 2006.

Operating expenses decreased from $4,214,102 for the six month period ended February 28, 2006 to $3,823,203 for the three month period ended February 28, 2007.  Costs were down primarily due to lower wages and incentive compensation related to reduction in sales volume at Greenwood.

Income tax expense for the six month period ended February 28, 2007 was $406,444 as compared to $709,000 for the six month period ended February 28, 2006. The Company estimates income tax expense for the year based on combined federal and state rates that are currently in effect.

The net income for the six month periods ended February 28, 2007 was $609,231, or $.38 per diluted share, compared to $1,168,117, or $.74 per diluted share in the prior years’ period.  The decrease in net income was primarily due to lower income from operations at Greenwood of $822,633 due to lower sales partially offset by $682,717 increased income from operations at JCLC due to lower cost of sales.  The six month period ended February 28, 2006 included a one time gain of $599,825, or $.24 per share, for the sale of  JCLC’s Ogden, Utah distribution center.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2007 the Company had working capital of $11,875,797, which represented an increase of $164,387 as compared to the working capital position of $11,711,410 as of August 31, 2006.  The reasons for the increase in working capital were higher inventory levels due to a new customer added at Greenwood in late 2006, the seasonal buildup in fencing inventory and slightly higher accounts receivable.  The Company’s bank indebtedness increased to $2,448,266 due to Greenwood’s new customer and the Company’s borrowing needs.  Inventory buildup typically occurs from the fall months to the start of the selling season in February.

Accounts receivable and inventory represented 94% of current assets. Receivables are   turning over as predicted.  Inventory turn declined due to Greenwood increasing inventory for a new customer added in late 2006 and additional inventories at JCLC (timing).

External sources of liquidity include a bank line from the United States National Bank of Oregon.  The total line of credit available at February 28, 2007 was $2 , 201 , 734 of which there was $2,448,266 outstanding at February 28, 2007.  There was no outstanding balances at August 31, 2006.  The Company was able to fund growth through internally generated cash.  The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the six month period ended February 28, 2007 was 8.25% compared to 7.50% for the same prior year period. This increase is consistent with the overall rise of prevailing interest rates in the United States.

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

We registered 500,000 common shares with the Securities and Exchange Commission which became effective September 28, 2006; this could result in a substantial proportion of the voting power being transferred to new investor(s).  The result would be that the new shareholder(s) could control our company and persons unknown could replace current management.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume for the six month period ended 2007 is 10,804 shares in the United States and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which $ 2 , 201 , 734 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2007.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended February 28 , 200 7 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the period ended February 28 , 200 7 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures ..

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

CONCLUSION

In accordance  with SEC requirements, the CEO and CFO note that, as of the period ended February 28 , 200 7 covered by this repor t , there were  no significant deficiencies and material weaknesses in our Internal Controls.

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

One of our subsidiaries is a plaintiff in a lawsuit filed in Portland, Oregon, entitled, Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al., Case No. 05-02553 (Multnomah County Circuit Court).  During fiscal 2002, the Company entered into a purchase agreement to acquire inventory over a fifteen-month period with an initial estimated value of $7,000,000 from Greenwood Forest Products, Inc.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased. The Company believes it overpaid the obligation by approximately $820,000. The holder has counterclaimed for approximately $2,400,000.  Management is of the opinion that the counterclaim is of no merit and believes it will be successful in its claim. However, in the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. However, any potential charge is currently not determinable at this time.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: April 12, 2007

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  April 12, 2007

/s/  Daniel R. McDonell

Daniel R. McDonell, Chief Financial Officer