Form 10-Q
period 2007-05-31
JEWETT CAMERON TRADING CO LTD
filed 2007-07-11
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,377,289 s hares outstanding at July 6, 2007.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2007

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31,	August 31,
	2007	2006
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 468,131	$ 146,810
Accounts receivable, net of allowances of $0 ( August 31, 2006-$0)	6,346,073	6,822,197
Inventory (note 3)	9,426,825	8,750,861
Prepaid expenses	187,736	139,936

Note receivable (note 4)	4,000	4,000

Total current assets	16,432,765	15,863,804

Property, plant and equipment, net (note 5)	2,090,656	2,217,756

Intangible assets, net (note 6)	836156	101

Deferred income taxes (note 7)	143,300	142,900

Total assets	$19,502,877	$18,224,561

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31,	August 31,
	2007	2006
	(Unaudited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Account payable	$1,644,505	$2,514,801
Accrued liabilities	1,757,910	1,537,290
Accrue d income taxes	20,848	40,871
Current portion of long term liabilities	362,843	59,432

Total current liabilities	3,786,106	4,152,394

Long term liabilities (note 8)
Promissory note	2,034,050	2,081,963

Note payable	300,000	-

Total long term liabilities	2,334,050	2,081,963

Total liabilities	6,120,156	6,234,357

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock (note 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,377,289 common shares (August 31, 2006-2,377,289)	2,138,468	2,138,468
Additional paid-in capital	609,600	583,211
Retained earnings	10,634,653	9,268,525

Total stockholders’ equity	13,382,721	11,990,204

Total liabilities and stockholders’ equity	$19,502,877	$18,224,561

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended May 31,		Nine Month Periods Ended May 31,
	2007	2006	2007	2006

SALES	$20,855,492	$20,557,496	$52,774,991	$57,730,796

COST OF SALES	17,700,854	17,606,950	44,659,739	49,235,165

GROSS PROFIT	3,154,638	2,950,546	8,115,252	8,495,631

OPERATING EXPENSES
Selling, general and administrative expenses	743,090	743,131	2,278,760	2,272,745
Depreciation and amortization	84,676	71,899	233,968	214,780
Wages and employee benefits	1,018,768	1,195,647	3,157,009	3,737,254
	1,846,534	2,010,677	5,669,737	6,224,779

Income from operations	1,308,104	939,869	2,445,515	2,270,852

OTHER ITEMS
Gain on sale of property, plant and equipment (note 5)	6,787	-	6,787	599,825
Interest and other income	(3,863)	-	-	60,435
Interest expense	(65,130)	(53,367)	(190,729)	(167,493)
	(62,206)	53,367	(183,942)	492,767

Income before income taxes	1,245,898	886,502	2,261,573	2,763,619

Income taxes	489,001	326,000	895,445	1,035,000

Net income	$ 756,897	$ 560,502	$1,366,128	$1,728,619

Basic earnings per common share	$ .32	$ .24	$ .57	$ .75

Diluted earnings per common share	$ .32	$ .24	$ .57	$ .73

Weighted average number of common shares outstanding:
Basic	2,377,289	2,298,539	2,377,289	2,294,163
Diluted	2,378,353	2,361,689	2,379,193	2,372,913

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Addition -al
	of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2006	2,377,289	$2,138,468	$583,211	$9,268,525	$11,990,204

Net income	-	-	-	1,366,128	1,366,128

Stock-based compensation expense	-		26,389	-	26,389
February 28, 2007	2,377,289	$2,138,468	$609,600	$10,634,653	$13,382,721

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month
	Periods Ended
	May 31
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,366,128	$ 1,728,619
Items not involving an outlay of cash:
Depreciation	233,968	214,780
Gain on sale of property, plant and equipment	(6,787)	(599,825)
Deferred income taxes	(400)	400
Stock based compensation expense	26,389	-
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	476,124	(148,541)
(Increase) decrease in inventory	(675,964)	543,777
(Increase) decrease in prepaid expenses	(47,800)	1,044
(Increase) decrease in income taxes receivable	-	-
(Increase) decrease in notes receivable	-	32,994
Increase (decrease) in accounts payable and accrued liabilities	(649,676)	(89,377)
Increase (decrease) in accrued income taxes	(20,023)	38,353

Net cash provided by operating activities	701,959	1,722,224
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	0	(2,000,617)
Promissory note	(44,502)	(41,706)
Note payable	600,000	-
Net cash provided by (used in) financing activities	555,498	(2,042,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(70,223)	(41,131)
Purchase of intangible assets and other	(872,700)	-
Proceeds on sale of property, plant and equipment	6,787	660,000

Net cash provided by (used in) investing activities	(936,136)	618,869

Net increase in cash and cash equivalents	321,321	298,770

Cash and cash equivalents, beginning of period	146,810	609,944

Cash and cash equivalents, end of period	$ 468,131	$ 908,714

Supplemental disclosure with respect to cash flows (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

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

The Company, through its subsidiaries, operates out of facilities located in North Plains and Portland, Oregon.   JCLC’s business consists of warehouse distribution and direct sales of wood products and specialty metal products to home centers and other retailers located primarily in the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to customers in the marine and transportation industries in the United States. MSI is an importer and distributor of pneumatic air tools and industrial clamps in the United States.  JCSC is a processor and distributor of agricultural seeds in the United States.

At the Company’s annual meeting, which was held on March 9, 2007, shareholders approved a three for two stock split, which was distributed on or about March 23, 2007 to holders of record on March 19, 2007.  The stock started trading on a post-split basis on March 15, 2007.  All share counts and per share figures reflect this stock split.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At May 31, 2007 and August 31, 200 6 , cash and cash equivalents consisted of cash held at a financial institution.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  They include two patents and manufacturing rights which the Company purchased for $850,000.  Amortization is calculated using the straight-line method over the remaining useful lives of 133 months and 144 months, respectively, and are reviewed annually for impairment.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The earnings per share data for the periods ended follows:

	Three Month Periods Ended		Nine Month Periods Ended
	May 31,		May 31,
	2007	2006	2007	2006

Net income	$756,897	$560,502	$1,366,128	$1,728,619

Basic earnings per share weighted average number of common shares outstanding	2,377,289	2,298,539	2,377,289	2,294,163

Effect of dilutive securities stock options	1,064	63,150	1,904	78,750

Diluted earnings per share weighted average number of common shares outstanding	2,378,353	2,361,689	2,379,193	2,372,913

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recorded pre-tax expense of $ 26,389 for the quarter ended November 30, 2006 related to the granting of options to three directors of the Company.  Each director received options to purchase 7,500 shares.  In the quarter ended February 28, 2007 one of these directors resigned and forfeited his options.  In the quarter ended May 31, 2007 another of these directors’ term in office expired, and he forfeited his options.  The Company granted options to two new directors in the quarter ended May 31, 2007.  Each new director received options to purchase 7,500 shares.  The expense associated with the options granted in the quarter ended May 31, 2007, when considered along with the options that were forfeited, was not significant.  The Company had no outstanding options at August 31, 2006.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value during the three and nine month periods ended are as follows:

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Month Periods Ended		Nine Month Periods Ended
	May 31,		May 31,
	2007	2006	2007	2006
Options granted	-	-	22,500	-
Weighted-average fair value of option granted	-	-	$1.17	-
Compensation expense recorded (pre-tax)	-	-	$26,389	-
Assumptions:
Dividends	-	-	-	-
Risk-free interest rate	-	-	3.50%	-
Expected volatility	-	-	38.25%	-
Expected option life	-	-	1 year	-

Stock option activity during the nine month periods ended May 31, 2007 is as follows:

	Total
	Number	Weighted
	Of	Average
	Options	Exercise Price

Balance, at August 31, 2006	-	-
Granted	37,500	$7.04
Exercised	-	-
Forfeited	(15,000)	7.03
Balance, at May 31, 2007	22,500	$7.05

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

The estimated fair values of the Company's financial instruments follows:

	May 31, 2007		August 31, 2006 (Audited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$468,131	$468,131	$ 146,810	$ 146,810
Accounts receivable	6,346,073	6,346,073	6,822,197	6,822,197
Note receivable	4,000	4,000	4,000	4,000
Bank indebtedness	-	-	-	-
Accounts payable and accrued liabilities	3,402,415	3,402,415	4,052,091	4,052,091
Promissory note	2,096,893	1,987,172	2,141,395	2,081,459
Note payable	600,000	600,000	-	-

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not anticipated to have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently assessing the impact of SFAS No. 157 the Company’s financial position and results of operations, but does not anticipate a material impact.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but are does not anticipate a material impact.

The adoption of these new pronouncements is not expected to have a material effect on the Company's consolidated financial position or results of operations.

3.

INVENTORY

A summary of inventory follows:

	May 31, 2007	August 31, 2006 (Audited)

Lumber, building materials and other	$8,622,186	$8,036,198
Industrial tools	310,279	379,610
Seed processing and sales	494,360	335,053

	$9,426,825	$8,750,861

4.

NOTE RECEIVABLE

The note receivable is due on demand and bears interest at prime plus 1%.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

5.

PROPERTY, PLANT AND EQUIPMENT

A summary of property plant and equipment follows:

	May 31, 2007	August 31, 2006 (Audited)

Office equipment	$ 623,262	$ 640,844
Warehouse equipment	1,287,051	1,215,634
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,483,332	4,429,497
Accumulated depreciation	(2,392,676)	(2,211,741)

Net book value	$ 2,090,656	$ 2,217,756

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

6.

INTANGIBLE ASSETS

A summary of intangible assets follows:

	May 31, 2007	August 31, 2006 (Audited)

Patent	$ 850,000	$ -
Other	27,010	4,310
	877,010	4,310
Accumulated amortization	(40,854)	(4,209)

Net book value	$ 836,156	$ 101

The Company purchased two patents and manufacturing rights for a steel framed gate system.

7.

DEFERRED TAXES

Deferred income taxes of $143,300 (August 31, 2006 - $142,900) relate principally to temporary differences between the accounting and tax treatment of income, expenses, reserves and depreciation.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

8.

LONG TERM LIABILITIES

The carrying amount follows:

	May 31, 2007	August 31, 2006 (Audited)

Promissory note, due June 15, 2010, bearing interest at 6.25% per annum, monthly payments of $16,601	$2,096,893	$2,141,395
Note payable – patent, bearing interest at 5% per annum, $300,000 due January 15, 2008 and the remainder January 15, 2009	600,000	-

	2,696,893	2,141,395
Less current portion:
Promissory note	62,843	59,432
Note payable	300,000	-
	362,843	59,432

Long term portion	$2,334,050	$2,081,963

The promissory note is secured by the property located in North Plains, Oregon.  The company granted a security interest in the collateral which is the patent.

The aggregate principal repayments required in each of the next four years, assuming the promissory note is renewed under similar terms and conditions and the note payable is paid per the above, will be as follows:

2007	$ 14,948
2008	$ 363,896
2009	$ 367,859
2010	$ 60,466

At June 15, 2010 the promissory note amount of principal at renewal will be approximately $1,889,725.  The promissory note has certain financial covenants.  The Company is in compliance with these covenants.

9.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

At the Company’s annual meeting, which was held on March 9, 2007, shareholders approved a three for two stock split, which was distributed on or about March 23, 2007 to holders of record on March 19, 2007.  The stock started trading on a post-split basis on March 15, 2007.  All share counts and per share figures reflect this stock split.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

10.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

During fiscal 2002 the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products, Inc.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company believes it overpaid the obligation by approximately $820,000.  The holder counterclaimed for approximately $2,400,000. Management is of the opinion that the counterclaim is of no merit and believes that the Company will be successful is its claim.  However, in the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. Any potential charge is not determinable at this time.

Litigation was completed on March 5, 2007 with the court’s general judgment and money award.  The net effect was money judgment in favor of Greenwood Forest Products, Inc. for $242,604 with an award of the contested intellectual property rights to the Company.  The Company has accrued reserves to cover the money judgment related to this dispute.

Greenwood Forest Products, Inc. has filed for an appeal for review of the court’s opinion.

b)

Greenwood leases office premises pursuant to an operating lease which expires in January 31, 2008.  For the periods ended May 31, 2007 and 2006, rental expense was $130,088 and $128,700, respectively.

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the periods ended May 31, 2007 and 2006, rental expense was $6,563 and $6,563, respectively.

Future minimum annual lease payments are as follows:

2007	$43,941
2008	$73,235
2009	-
2010	-

c)

The Company has a line of credit of $5,000,000 of which $300,000 is dedicated to standby letters of credit to support international transactions.  At May 31, 2007, the Company did not have a balance outstanding, and at August 31, 2006 the Company did not have a balance outstanding (note 8).  The line of credit has certain financial covenants. The Company is in compliance with these covenants.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

11.

SEGEMENTED INFORMATION

The Company has four principal reportable segments, which were determined based on the nature of the products offered along with the markets being served.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

Following is a summary of segmented information for the nine month periods ended May 31:

	2007	2006
Sales to unaffiliated customers:
Industrial wood products	$ 32,153,737	$38,480,180
Lumber, building materials & other	14,533,573	14,261,103
Seed processing and sales	5,296,785	4,296,768
Industrial tools	790,897	692,745
	$ 52,774,991	$57,730,796
Income (loss) from operations:
Industrial wood products	$ 790,801	$ 1,405,531
Lumber, building materials & other	1,531,858	641,972
Seed processing and sales	220,204	198,610
Industrial tools	1,595	112,150
General corporate	(98,944)	(87,411)
	$ 2,445,515	$ 2,270,852

Identifiable assets:
Industrial wood products	$ 8,460,413	$ 9,070,113
Lumber, building materials & other	9,638,804	7,229,834
Seed processing and sales	801,669	667,877
Industrial tools	459,301	98,693
General corporate	142,691	107,113
	$ 19,502,877	$17,173,630

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

	2007	2006
Depreciation:
Industrial wood products	$ 28,390	$ 36,463
Lumber, building materials & other	199,974	178,317
Seed processing and sales	5,296	-
Industrial tools	308	-
	$233,968	$214,780

Capital expenditures:
Industrial wood products	$ 1,954	$ 2,665
Lumber, building materials & other	22,725	36,731
Seed processing and sales Industrial tools	43,244 2,300	1,735 -
	$ 70,223	$ 41,131

Interest expense:
Lumber, building materials & other	$190,729	$167,493

The following table lists sales made by the Company to a customer which was in excess of 10% of total sales for the periods.

	Nine Month Periods Ended
	May 31,
	2007	2006
Sales	$5,859,696	$7,333,319

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States among a small number of customers.  At May 31, 2007 and August 31, 2006 no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers.  For the nine month period ended May 31, 2007, there were two suppliers that accounted for greater than    10% of total purchases each, and the aggregate purchases amounted to $12,969,849.  For the nine month period ended May 31, 2006 there were four suppliers that accounted for purchases greater than 10% of total purchases each.  The aggregate purchase amounted to $18,236,742.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2007

(Unaudited)_____________________________________________________________________________

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine Month
	Periods Ended
	May 31,
	2007	2006

Cash paid during the period for:
Interest	$193,458	$174,198
Income taxes	$911,170	$729,383

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2007 and August 31, 2006 and its results of operations and cash flows for the nine month periods ended May 31, 2007 and May 31, 2006 in accordance with U.S. GAAP.  Operating results for the nine month period ended May 31, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 200 7 ..

The Company’s operations are classified into four reportable segments, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lumber, building materials and other

•

Seed processing and sales

•

Industrial tools

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood), a wholly owned subsidiary of Jewett-Cameron Lumber Corporation (JCLC).  Greenwood is a wholesaler of a variety of specialty wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry, and another significant product is kiln sticks.  This segment does not experience much seasonality.

The lumber, building materials and other segment reflects the business of Jewett-Cameron Lumber Corporation, which is a wholesaler of building materials and a manufacturer and distributor of specialty wood and metal products for home centers and other retailers.  Wood products include fencing and landscape timbers, while metal products include dog kennels, a proprietary gate support system, perimeter fencing, and greenhouses.  JCLC uses contract manufacturers to make the specialty metal products.  Some of the products that JCLC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  The fiscal quarters ending May 31 and August 31 reflect the highest levels of activity in this segment.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC), a wholly owned subsidiary of JCLC.  JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a minor amount of sales derived from cleaning of seed.  Even though the harvest and processing cycle is seasonal, sales of JCSC tend to be fairly uniform throughout the year.

The industrial tools segment reflects the business of MSI-PRO (MSI), a wholly owned subsidiary of JCLC.  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades.  These products are primarily sold to retailers that in turn sell to contractors and end users.  Sales of these products tend to be relatively uniform throughout the year.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2007 and May 31, 2006

For the three months ended May 31, 2007, sales increased $297,997 to $20,855,493 from $20,557,496 for the three months ended May 31, 2006.  Primarily this reflects a relatively large increase in sales at JCLC that more than offset a relatively large decrease in sales at Greenwood.

Sales at Greenwood were $11,028,378 for the three months ended May 31, 2007, which was a decrease of $1,420,442 or 13% compared to sales of $12,448,820 for the three months ended May 31, 2006. Contributing to the decline in sales were lower plywood prices and the discontinuation of sales of a previously significant product, scaffold plank made from LVL.  Operating income at Greenwood was up $13,492 or 4% based on a reduction in operating expenses mainly related to wages, incentive compensation, and benefits that more than offset the sales decline.

Sales at JCLC were $8,216,632 for the three months ended May 31, 2007, which was an increase of $1,514,124 or 18% compared to sales of $6,702,508 for the three months ended May 31, 2006.  The increase primarily reflects a very significant increase in the sales of specialty metal products along with a moderate increase in wood products sales.    Operating income was up $412,598 or 48% based on both the higher level of overall sales and particularly on the fact that the gross margin on the sale of the specialty metal products is much higher than on wood products sales.

Sales at JCSC were $1,295,911 for the three months ended May 31, 2007, which was an increase of $127,170 or 10% compared to $1,168,741 for the three months ended May 31, 2006.  The increase in sales is not related to any notable factor.  There was relatively little change in operating income.

Sales at MSI were $314,571 for the three months ended May 31, 2007, which was an increase of $77,144 or 25% compared to $237,427 for the three months ended May 31, 2006.  Operating income declined by $64,505 based on increased manning to handle anticipated future growth coupled with competitive market pressures.

Gross margin for the three month period ended May 31, 2007 was 15.1% compared with 14.4% for the three months ended May 31, 2006.

Operating expenses decreased by $164,143 from $2,010,677 for the three month period ended May 31, 2006 to $1,846,534 for the three month period ended May 31, 2007.  Selling, general, and administrative expenses decreased by $41, depreciation and amortization increased by $12,777, and wages and benefits decreased by $176,879.  The decline in wages and benefits occurred primarily at Greenwood and is related to the lower sales in that business.

Income tax expense for the three month period ended May 31, 2007 was $489,000 compared to $326,000 for the three month period ended May 31, 2006. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended May 31, 2007 was $756,897, or $.32 per diluted share compared to $560,502, or $.24 per diluted share for the three month period ended May 31, 2006.  The increase in net income primarily results from the $412,598 increase in operating income at JCLC.

Nine Months Ended May 31, 2007 and May 31, 2006

For the nine month period ended May 31, 2007 sales decreased $4,955,804 to $52,774,992 compared to sales of $57,730,796 for the nine month period ended May 31, 2006.   Primarily this reflects a relatively large decrease in sales at Greenwood.

Sales at Greenwood were $32,153,736 for the nine month period ended May 31, 2007, which was a decrease of $6,326,444 or 20% compared to sales of $38,480,180 for the nine month period ended May 31, 2006.  Contributing to the decline in sales were lower plywood prices and the discontinuation of sales of a previously significant product, scaffold plank made from LVL.  Operating income at Greenwood declined by $614,730 based on lower plywood prices and the loss of profitability that came from the sale of scaffold plank.  Also, Greenwood experienced a sizable bad debt loss in the quarter ended February 28, 2007.

Sales at JCLC were $14,533,573 for the nine month period ended May 31, 2007, which was an increase of $272,470 or 2% compared to sales of $14,261,103 for the nine month period ended May 31, 2006. This reflects a sizable increase in specialty metal products that slightly more than offset a sizable decrease in wood products sales.  Operating income was up $889,886 reflecting the fact that the gross margin on specialty metal products is much higher than on wood products sales.  Also, a $150,000 inventory reserve reversal was reflected in the quarter ended November 30, 2006, and this is reflected in the operating income improvement.

Sales at JCSC were $5,296,785 for the nine months ended May 31, 2007 compared to $4,296,768 for the nine months ended May 31, 2006, which was an increase of $1,000,017 or 19%.  The increase is not related to any notable factor.  Operating income increased by $21,594.

Sales at MSI were $790,897 for the nine month period ended May 31, 2007 compared to $692,745 for the nine month period ended May 31, 2006, which was an increase of $98,152 or 12%.  Operating income declined by $110,555 based on increased manning to handle anticipated future growth coupled with competitive market pressures.

Gross margin for the nine month period ended May 31, 2007 was 15.4% compared with 14.7% for the nine months ended May 31, 2006.

Operating expenses decreased by $555,041 from $6,224,779 for the nine month period ended May31, 2006 to $5,669,738 for the nine month period ended May 31, 2007.  Selling, general, and administrative expenses increased by $6,015, depreciation and amortization increased by $19,188, and wages and benefits decreased by $580,244.  The decline in wages and benefits occurred primarily at Greenwood and is related to the lower sales in that business.

Income tax expense for the nine month period ended May 31, 2007 was $895,444 compared to $1,035,000 for the nine month period ended May 31, 2006. The lower taxes reflect the fact that income for the nine months ended May 31, 2006 included a onetime gain of $599,825 connected with the sale of the Company’s distribution center in Utah, which resulted in higher income tax expense based on the gain.  The Company estimates income tax expense for the year based on combined federal and state rates that are currently in effect.

The net income for the nine month periods ended May 31, 2007 was $1,366,128 or $.57 per diluted share compared to $1,728,619 or $.73 per diluted share for the nine months ended May 31, 2006.  The nine month period ended May 31, 2006 included a one-time gain of $599,825 or $.16 per share connected with the sale of the Company’s distribution center in Utah.  Excluding this one-time gain net income for the nine months ended May 31, 2006 would have been $1,353,453 and diluted earnings per share would have been $.57.  Excluding the one-time gain net income is up $12,675 based on higher profitability at JCLC offsetting lower profitability at Greenwood and MSI.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2007 the Company had working capital of $12,646,658, which represented an increase of $935,247 compared to working capital of $11,711,411 as of August 31, 2006.  The largest changes effecting this change in working capital were a $476,124 increase in accounts receivable, a $675,964 decrease in inventory, and an $870,296 decrease in accounts payable.

As of May 31, 2007 accounts receivable and inventory represented 96% of current assets and 81% of total assets.  For the three months ended May 31, 2007 the accounts receivable collection period or DSO was 29.7 days compared with 30.4 days for the three months ended May 31, 2006.  DSO for the nine months ended May 31, 2007 was 33.7 days compared with 31.1 days for the nine months ended May 31, 2006.  Inventory turnover for the three months ended May 31, 2007 was 50.1 days compared with 38.9 days for the three months ended May 31, 2006, and inventory turnover for the nine months ended May 31, 2007 was 56.7 days compared with 41.2 days for the nine months ended May 31, 2006.  The large slowdown in inventory turnover in the latest three month and nine month periods reflects the buildup of inventory to service a customer in the industrial wood products segment and the subsequent discontinuation of selling to this customer.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At May 31, 2007 the company did not have a balance outstanding leaving $4,700,000 available.  There was no outstanding balance at August 31, 2006.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the nine month period ended May 31, 2007 was 8.25%.

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

We registered 750,000 common shares with the Securities and Exchange Commission which became effective September 28, 2006; this could result in a substantial proportion of the voting power being transferred to new investor(s).  The result would be that the new shareholder(s) could control our company and persons unknown could replace current management.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the three month period ended May 31, 2007 was 5,525 shares, and for the nine months ended May 31, 2007 the average daily volume was 12,480 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

Risks Related to Our Business

We could experience a decrease in the demand for our products resulting in lower sales volumes, which would give us less capital with which to operate.

In the past at times we have at times experienced decreasing products sales with certain customers.  The reasons for this can be generally attributed to: increased competition; worldwide economic conditions, specifically those pertaining to lumber prices; demand for products; and consumer interest rates.  If economic conditions deteriorate or if consumer preferences change, we could experience a significant decrease in profitability.

If our top customers were lost and could not be replaced.

For the nine months ended May 31, 2007 our top ten customers represented 41% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the marine and retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which $300,000 is dedicated to standby letters of credit to support international transactions, and $4,700,000 is available .  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2007.  However, the Company is exposed to interest rate risk.

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

Foreign Currency Risk

Management does not expect foreign currency exchange rates to significantly impact the Company in the future.

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended May 31 , 200 7 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the period ended May 31 , 200 7 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures ..

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

CONCLUSION

In accordance  with SEC requirements, the CEO and CFO note that, as of the period ended May 31 , 200 7 covered by this repor t , there were  no significant deficiencies and material weaknesses in our Internal Controls.

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

                One of our subsidiaries was a plaintiff in a lawsuit filed in Portland, Oregon, entitled, Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al., Case No. 05-02553 (Multnomah County Circuit Court).

During fiscal 2002 the Company entered into a purchase agreement to acquire inventory over a 15 month period with an initial estimated value of $7,000,000 from Greenwood Forest Products, Inc.  During the year ended August 31, 2003, the Company completed the final phase of the inventory acquisition.  As partial consideration for the purchase of the inventory the Company issued two promissory notes, based on its understanding of the value of the inventory purchased.  The Company believes it overpaid the obligation by approximately $820,000.  The holder counterclaimed for approximately $2,400,000. Management is of the opinion that the counterclaim is of no merit and believes that the Company will be successful is its claim.  However, in the event that resolution of the dispute results in a change to the promissory notes, any gain or loss will be recognized in the period that the final determination of the amount is made. Any potential charge is not determinable at this time.

Litigation was completed on March 5, 2007 with the court’s general judgment and money award.  The net effect was money judgment in favor of Greenwood Forest Products, Inc. for $242,604 with an award of the contested intellectual property rights to the Company.  The Company has accrued reserves to cover the money judgment related to this dispute.

Greenwood Forest Products, Inc. has filed for an appeal for review of the court’s opinion.

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

Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.

Submission of Matters to a Vote of Securities Holders

---No Disclosure Required---

Item 5.

Other Information

---No Disclosure Required---

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald M. Boone

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Terry D. Schumacher

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald M. Boone

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Terry D. Schumacher

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: July 6, 2007

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  July 6, 2007

/s/  Terry D. Schumacher

Terry D. Schumacher, Chief Financial Officer