Form 10-K
period 2007-08-31
JEWETT CAMERON TRADING CO LTD
filed 2007-10-30
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended  AUGUST 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   August 31, 2007 = $21,820,846.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 22, 2007: 2,390,977

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2007

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

These factors include, but are not limited to, the fact that the Company is in a highly-competitive businesses and may seek additional financing to expand its business, which factors are set forth in more detail elsewhere in this Annual Report, including in the sections, ITEM 1A, “Risk Factors”, ITEM 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Company’s operations are classified into four reportable segments, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools and clamps

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood), a wholly owned subsidiary of Jewett-Cameron Lumber Corporation (JCLC).  Greenwood is a wholesaler of a variety of specialty wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.  Other products include imported plywood, furniture stock, kiln sticks, and laminated veneer lumber.

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Lumber Corporation, which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products. Wood products include fencing and landscape timbers, while metal products include dog kennels, a proprietary gate support system, perimeter fencing, and greenhouses.  JCLC uses contract manufacturers to make the specialty metal products.  Some of the products that JCLC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other large retailers.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC), a wholly owned subsidiary of JCLC.  JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.

The industrial tools segment reflects the business of MSI-PRO (MSI), a wholly owned subsidiary of JCLC.  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades.  These products are primarily sold to retailers that in turn sell to contractors and end users.

Total Company sales have been approximately $71 million, $76 million, and $75 million during fiscal years ended August 31, 2007, 2006 and 2005, respectively.

The Company's principal office is located at 32275 NW Hillcrest Street, North Plains, Oregon; and the Company’s website address is www.jewettcameron.com.  Mail is not delivered to the street address, and the Company’s mailing address is P.O. Box 1010, North Plains, OR 97133.  The Company’s phone number is (503) 647-0110, and the fax number is (503) 647-2272.

The Company files reports and other information with the Securities and Exchange Commission located at 450 Fifth Street N.W., Washington, D.C. 20549.  Copies of these filings may be accessed through their website at www.sec.gov.  Reports are also filed under Canadian regulatory requirements on SEDAR, and these reports may be accessed at www.sedar.com.

The contact person for the Company is Donald M. Boone, President, Chief Executive Officer, Treasurer and Director.

At the Company’s annual meeting, which was held on March 9, 2007, shareholders approved a three for two stock split, which was distributed on or about March 23, 2007 to holders of record on March 19, 2007.  The stock started trading on a post-split basis on March 15, 2007.  All share counts and per share figures reflect this stock split.

The Company’s authorized capital includes 30,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of August 31, 2007 there were 2,384,792 common shares outstanding. As of October 22, 2007, there were 2,390,977 common shares outstanding. The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are also listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

The Company's fiscal year ends on the last day of August.

General Development of Business

Incorporation and Subsidiaries

Jewett-Cameron Trading Company Ltd. was incorporated under the Company Act of British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), which was incorporated in September 1953.  Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary.  JCLC has the following wholly owned subsidiaries.  MSI-PRO Co. (“MSI”), incorporated in April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated in October 2000, and Greenwood Products, Inc. (“Greenwood”), incorporated in February 2002.  Jewett-Cameron Trading Company, Ltd. and its subsidiaries have no assets in Canada.

Corporate Development

Incorporated in 1953, JCLC operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remain active in the Company.  These individuals are Donald Boone, the President, Chief Executive Officer, Treasurer and Director; and Michael Nasser, Corporate Secretary.

In July 1987, the Company acquired JCLC in what was not an arms-length transaction.

In early 1986, prior to JCLC being acquired by the Company, JCLC acquired Material Supply International (“Material Supply”).  Material Supply was engaged in the importation and distribution of pneumatic air tools and industrial clamps.  The product line was re-branded as “MSI-PRO” and MSI was incorporated in 1996 to carry-on the business of Material Supply.

In October 2000, JCSC was incorporated in anticipation of JCLC acquiring the business and certain assets of a firm called Agrobiotech Inc.  JCSC operates as a seed storage, processing and sales business.

In February 2002, Greenwood was incorporated in anticipation of JCLC acquiring the business and certain assets of Greenwood Forest Products Inc.  Greenwood is involved in the processing and distribution of specialty wood products.

Narrative Description of Business

The Company’s operations are classified into four segments for the fiscal years ended August 31:

	Sales
Segment	2007	2006	2005
Industrial wood products Lawn, garden, pet and other	$41,172,163 21,352,384	$49,127,586 20,409,383	$55,381,407 13,328,794
Seed processing and sales	6,984,412	5,626,985	4,824,080
Industrial tools and clamps	1,006,637	932,083	1,083,180
	$70,515,596	$76,096,037	$74,617,461
	Income (Loss) from Operations
Segment
Industrial wood products Lawn, garden, pet and other	$ 1,136,948 2,741,985	$ 1,704,006 1,484,296	$ 1,625,143 (156,902)
Seed processing and sales	183,991	118,565	(9,629)
Industrial tools and clamps	78,896	33,216	120,238
Unallocated overhead	(116,797)	(137,533)	(52,968)
	$ 4,025,023	$ 3,202,550	$ 1,525,882
	Identifiable Assets
Segment
Industrial wood products Lawn, garden, pet and other	$9,487,690 9,011,864	$ 10,193,917 6,282,847	$9,634,991 6,136,133
Seed processing and sales	1,569,949	1,162,604	1,467,309
Industrial tools and clamps	535,831	496,391	98,806
Unallocated overhead	146,282	88,802	201,119
	$20,751,616	$18,224,561	$17,538,358

Major Customers	Percent of Total Sales for Fiscal Years Ended August 31
	2007	2006	2005	2004	2003

U.S. Marine (Greenwood)	11%	13%	13%	13%	11%

The top ten customers were responsible for 44% and 36% of total Company sales for the years ended August 31, 2007 and August 31, 2006 respectively.

Industrial Wood Products - Greenwood

Greenwood operates out of leased office space located in a suburb of Portland, Oregon.  This business involves the wholesale distribution of a variety of specialty wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.  Other products include imported plywood, furniture stock, kiln sticks, and laminated veneer lumber.

During fiscal 2007, 2006 and 2005 sales to boat manufacturers represented approximately 67%, 49%, and 47% respectively of total segment sales.  Likewise, Greenwood’s total sales for fiscal 2007, 2006, and 2005 were 58%, 65%, and 74% respectively of total Company sales.

The markets in which Greenwood competes are sensitive to downturns in the U.S economy.

Inventory is maintained at non-owned warehouse and wood treating facilities throughout the United States and is primarily shipped to customers on a just-in-time basis.  There is also some inventory in transit.  Inventory is generally not purchased on a speculative basis in anticipation of price changes.

Greenwood has no significant backlog of orders.

Lawn, Garden, Pet and Other - JCLC

JCLC operates out of an approximately five acre owned facility located in North Plains, Oregon that includes an office, a warehouse, a paved yard, and a remanufacturing plant.  This business is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products include fencing and landscape timbers, while metal products include dog kennels, a proprietary gate support system, perimeter fencing, and greenhouses.  JCLC uses contract manufacturers to make the specialty metal products.  Some of the products that JCLC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other large retailers.

The home improvement business is seasonal, with higher levels of sales occurring between February and August.  Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.

JCLC has concentrated on building a customer base for lawn, garden, and pet related products.  Management believes this market is less sensitive to downturns in the U.S. economy than is the market for new home construction.

The wood products that JCLC distributes are not unique and are available from multiple suppliers.  However, the metal products that JCLC manufactures and distributes may be somewhat differentiated from similar products available from other suppliers.

JCLC owns the patents and manufacturing rights connected with the Adjust-A-Gate products, which are the gate support systems for wood and vinyl fences.  Management believes the ownership of these patents results in an important competitive advantage for these products.  JCLC also has one licensing agreement which covers the licensing of imported products and another which involves the use of a license to market pet products.

Backlog orders are a factor in this business as customers may place firm priced orders for both wood and metal products for shipments to take place three to four months in the future.

Seed Processing and Sales - JCSC

JCSC operates out of an approximately 13 acre owned facility located adjacent to North Plains, Oregon. JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed. Even though the harvest and processing cycle is seasonal, sales of JCSC tend to be fairly uniform throughout the year.  However, profitability around the month of August may be unusually high based on a seasonal surge in cleaning sales, which are much more profitable sales than product sales.

JCSC has no backlog of orders.

Industrial Tools and Clamps - MSI

This business operates from the same owned facilities as JCLC.  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades.  These products are primarily sold to retailers that in turn sell to contractors and end users.  Sales of these products tend to be relatively uniform throughout the year.

MSI’s product line was expanded in the Spring of 2007 to include saw blades, digital calipers, and laser guides.  These new products carry the Avenger Products brand label.

Employees

As of August 31, 2007, the Company employed 62 people.  By segment these employees were located as follows: Greenwood 16, JCLC 24, JCSC 15, and MSI 7.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the officers of the Company are employed by JCLC.

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

We have registered 750,000 common shares with the Securities and Exchange Commission, which became effective September 28, 2006. If these shares are sold, this could result in a substantial proportion of the voting power being transferred to new investor(s).  The result could be that the new shareholder(s) could control our company and persons unknown could replace current management.

We have not established a minimum amount of proceeds that we must receive in the offering before any proceeds may be accepted.  Once accepted, the funds will be deposited into an account maintained by us and considered our general assets.  None of the proceeds will be placed in any escrow, trust or other arrangement.  Therefore, there are no investor protections for the return of subscription funds once accepted.

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock was 11,284 shares in the United States for the year ended August 31, 2007 and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

Risks Related to Our Business

We could experience a decrease in the demand for our products resulting in lower sales volumes.

In the past we have at times experienced decreasing products sales with certain customers.  The reasons for this can be generally attributed to: increased competition; general economic conditions; demand for products; and consumer interest rates.  If economic conditions deteriorate or if consumer preferences change, we could experience a significant decrease in profitability.

If our top customers were lost, we could experience lower sales volumes.

For the fiscal year ended August 31, 2007 our top ten customers represented 44% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the marine and retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which $300,000 is dedicated to standby letters of credit to support international transactions, and $4,700,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32775 NW Hillcrest Street, North Plains, OR 97133.  The approximately five acre facility, which is owned, consists of 40,000 square feet of covered space (6,000 office, 10,000 manufacturing, and 24,000 warehouse), a little over three acres of paved yard space, and was completed in October 1995.  The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base for JCLC and MSI.

The property associated with JCSC, which is owned, consists of a little over 13 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used exclusively for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  The Company also leases a seed testing lab located at 31895 Hillcrest Street, North Plains, OR 97133. The facility is 2,000 square feet and provides testing facilities for JCSC.  The lease expires January 31, 2010, and includes an option to buy the property.  The Company pays a $729 monthly lease payment.

Greenwood, functions out of an 8,000 square foot leased office space located at 15895 S.W. 72nd Avenue, Suite 200, Tigard, OR 97224.  The lease expires at the end of January 2008. The Company pays a $14,300 monthly lease payment.

We believe that our facilities are currently adequate for our requirements, and that our current equipment is in good condition and is suitable for the operations involved.  However, to accommodate anticipated future growth of JCLC an expansion of office and warehouse space at 32775 NW Hillcrest Street location is being planned.  Also, the possibility of relocating Greenwood’s office is being considered.

ITEM 3.  LEGAL PROCEEDINGS

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

Both parties have filed appeals for review of the court’s opinion.

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

         --- No Disclosure Necessary ---

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY,

         RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) in the United States.  The trading symbol for our common stock is “JCTCF” and the CUSIP number for the stock is 47733C-20-7.  Our common stock began trading on the NASDAQ Small Cap Stock Market in April 1996.

Table No. 1 lists the volume of trading along with the high, low, and closing sales prices on the NASDAQ Capital Market for the Company's common shares. Prices are adjusted to reflect all stock splits.

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing
Monthly

9/30/07	51,070	$9.15	$8.30	$8.99
Quarterly
8/31/07	507,672	$12.10	$7.16	$9.15
5/31/07	353,549	$11.35	$6.71	$8.29
2/28/07	743,174	$10.00	$6.21	$7.50
11/30/06	1,216,641	$10.31	$6.70	$10.00

8/31/06	1,057,500	$9.11	$6.91	$7.26
5/31/06	1,882,500	$12.77	$6.78	$8.02
2/28/06	1,958,700	$9.97	$5.25	$9.05
11/30/05	5,519,850	$9.46	$5.21	$6.33

Yearly
8/31/07	2,821,036	$12.10	$6.21	$9.15
8/31/06	10,418,550	$12.77	$5.21	$7.26
8/31/05	1,326,299	$7.31	$3.33	$5.99
8/31/04	277,350	$4.13	$2.73	$3.99
8/31/03	467,475	$3.87	$3.31	$3.51

The Company’s common shares also trade on the Toronto Stock Exchange in Canada, under the trading symbol “JCT”.  The common stock commenced public trading on the Toronto Stock Exchange in February 1994 following over six years of trading on the Vancouver Stock Exchange.

Table No. 2 lists the volume of trading along with the high, low, and last prices on the Toronto Stock Exchange for the Company's common shares. Prices are adjusted to reflect all stock splits.

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Canadian Dollars)

Period Ended	Volume	High	Low	Last
Monthly

9/30/07	300	$9.39	$9.30	$9.39
Quarterly
8/31/07	11,708	$11.67	$7.50	$9.50
5/31/07	10,135	$10.80	$7.00	$8.88
2/28/07	20,318	$11.57	$7.00	$8.69
11/30/06	23,196	$11.33	$7.33	$11.23

8/31/06	6,750	$9.91	$8.00	$8.00
5/31/06	9,450	$13.92	$9.25	$9.25
2/28/06	13,200	$10.22	$6.13	$10.22
11/30/05	68,100	$11.00	$6.50	$7.34

Yearly
8/31/07	65,357	$11.67	$7.00	$9.50
8/31/06	97,500	$13.92	$6.13	$8.00
8/31/05	59,013	$8.21	$4.17	$7.03
8/31/04	29,550	$5.33	$3.85	$5.33
8/31/03	74,925	$6.09	$4.80	$4.86

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On October 22, 2007 there were 2,390,977 of the Company’s common shares outstanding.

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

Recent Sales of Securities: Use of Proceeds from Securities

At a board of directors meeting on October 12, 2007 a resolution was passed for the Company to issue 6,185 common shares to the Company’s Employee Stock Ownership Plan (ESOP) to fully fund the Company’s obligation to the ESOP as of August 31, 2007.

On July 10, 2007 the Company issued 7,500 common shares upon the exercise of stock options for cash proceeds of $52,750.

On July 19, 2006, the Company issued 78,750 common shares upon the exercise of stock options for cash proceeds of $137,364.

On September 30, 2005, the Company issued 21,000 common shares for the ESOP with a fair value of $81,340.

On September 15, 2005 the Company issued 78,750 common shares upon the exercise of stock options for which proceeds of $117,500 were received during the year ended August 31, 2005.

On August 25, 2005, the Company received $117,500 subscription in advance for 78,750 common shares that were issued on September 15, 2005 upon the exercise of stock options.

On December 31, 2003, the Company issued 9,000 common shares upon the exercise of stock options for cash proceeds of $26,473.

During fiscal August 31, 2007, 2006 and 2005, the Company issued 0, 0, and 21,000 shares respectively pursuant to its funding of the Employee Stock Option Plan (“ESOP”).  The Company relied on the exemption under Regulation 4.2.

Purchases of equity securities by the issuer and affiliated purchasers

The Company has traditionally purchased its common stock in the open market using a normal course issuer bid with the intent of subsequently canceling the shares.  Canadian regulations limit such purchases to 10% of the public float as of the date of Toronto Stock Exchange approval.  During the fiscal years ended August 31, 2007, 2006, and 2005 no shares were repurchased.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data as shown in Table No. 3 for the Company for the fiscal years ended August 31, 2007, 2006 and 2005 was derived from the financial statements of the Company that have been audited by Davidson & Company, Chartered Accountants LLP.  All share counts and per share figures reflect stock splits that have taken place.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the near future.

Table No. 3

Selected Financial Data

(Thousands of dollars except per share amounts)

	Fiscal Year Ended August 31,
	2007	2006	2005	2004	2003
Sales revenue	$70,516	$76,096	$74,617	$71,335	$55,369
Gross profit	11,745	11,328	9,289	8,240	7,708
Net income	$2,295	$2,339	$931	$567	$294

Per share data
Basic	$0.96	$1.02	$0.42	$0.26	$0.13
Diluted	0.96	1.02	0.40	0.25	0.13
Dividends	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted average shares
Basic	2,378	2,297	2,219	2,196	2,202
Diluted	2,379	2,297	2,322	2,289	2,306

Period-end shares outstanding	2,385	2,377	2,220	2,199	2,190

Depreciation and amortization	$315	$286	$377	$353	$333

Year-end financial position
Working capital	$13,714	$11,711	$8,996	$5,547	$7,371
Long-term debt	2,318	2,082	2,141	-	2,262
Shareholders’ equity	14,364	11,990	9,514	8,384	7,791
Total assets	$20,752	$18,225	$17,538	$19,926	$18,513

The selected financial data should be read in conjunction with the financial statements and other financial data included elsewhere in this Annual Report, including ITEM 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s operations are classified into four reportable segments as follows:

•

Industrial wood products (Greenwood) – Wholesaling of a variety of specialty wood products.

•

Lawn, garden, pet and other (JCLC) – Wholesaling of wood products and manufacturing and distribution of specialty metal products.

•

Seed processing and sales (JCSC) – Processing and distribution of agricultural seed.

•

Industrial tools and clamps (MSI) – Importing and distribution of products including pneumatic air tools, industrial clamps, and saw blades.

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2007 and fiscal 2006.  (Figures are thousands of dollars except per share amounts.)

	For the Year Ended 8/31/2007
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$15,541	$16,379	$20,855	$17,741	$70,516
Gross profits	2,450	2,510	3,155	3,630	11,745
Net income	288	321	757	929	2,295
Basic earnings per share	$0.12	$0.13	$0.32	$0.39	$0.96
Diluted earnings per share	$0.12	$0.13	$0.32	$0.39	$0.96

	For the Year Ended 8/31/2006
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$18,225	$18,948	$20,558	$18,365	$76,096
Gross profits	2,784	2,761	2,951	2,832	11,328
Net income	550	618	561	610	2,339
Basic earnings per share	$0.24	$0.27	$0.25	$0.26	$1.02
Diluted earnings per share	$0.23	$0.26	$0.24	$0.26	$1.02

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2007 and August 31, 2006

Sales were $70,515,596 for 2007, which was a decrease of $5,580,441 or 7% compared to sales of $76,096,037 for 2006.  Primarily this reflects a relatively large decrease in sales at Greenwood, which was offset somewhat by an increase in sales in the other business segments.

Gross margin for 2007 was 16.7% compared with 14.9% in 2006.  The margin improvement reflects the fact that specialty metal products, which are manufactured and sold by JCLC, have a much higher gross margin than the other products that the Company sells, and metal products sales were a larger part of total sales than in the prior year.  These metal products represented approximately 21% of total Company sales in 2007 compared with about 14% in the prior year.  Also, there were some unusual items that favorably affected gross margin in 2007.  These unusual items were an inventory reserve reversal in the first quarter of the year of $150,000 and the booking of rebates from a supplier for a total of $222,448 in the second and third quarters that actually related to 2006.  The rebates were not booked until payment was received in 2007 because of limited certainty about them at the end of 2006.  A rebate of $318,000 from a supplier has been accrued in 2007 reflecting confidence that this amount will be received in 2008.  Gross margin in 2007 excluding the unusual items referred to above was 16.1%, and if these same unusual items are shifted back to 2006, then gross margin in 2006 would have been 15.4%.

Operating expenses decreased by $405,638 from $8,125,888 for 2006 to $7,720,250 in 2007.  Selling, general and administrative expenses increased by $198,110 or 7.3%, depreciation and amortization increased by $28,868, and wages and benefits decreased by $632,616.  The decline in wages and benefits occurred primarily at Greenwood and is related to the lower sales in that business.

Interest and other income was zero in 2007 compared with $74,749 in 2006.  The largest single item of other income in 2006 was a $45,434 rebate from a supplier that actually related to business done in 2005.  This rebate was not booked until payment was received because of uncertainty at the end of 2005.  In subsequent years this kind of rebate from a supplier has been reflected as a reduction in cost of sales rather than as other income.

Interest expense increased by $22,985 from $211,604 in 2006 to $234,589 in 2007.  Most of the increase can be related to interest on the $600,000 note payable that was part of the consideration connected with the acquisition of patents and manufacturing rights for fence gate support systems.

The effective income tax rate for 2007 was 39.6% compared with a rate of 36.2% in 2006.  The lower rate in 2006 primarily reflected state tax rebates in that year.

Net income for 2007 was $2,294,855 or $.96 per diluted share compared with $2,338,720 or $1.02 per diluted share in 2006.  Including the inventory reserve reversal and the prior year rebates plus one other item, we have identified $437,448 of pre-tax income that has been reflected in 2007 that really relates to 2006.  If these items are excluded then net income for 2007 was $2,030,636 or $.85 per diluted share.  Also, the results for 2006 include a one-time pre-tax gain of $599,825 from the sale of the Company’s distribution center in Utah.  If this one-time gain is excluded and the unusual items that got reflected in 2007 are shifted back to 2006, and the rebate from a supplier related to 2005 that is reflected in 2006 is excluded, then net income for 2006 was $2,206,137 or $.96 per diluted share.

Industrial Wood Products - Greenwood

Sales at Greenwood were $41,172,163 for 2007, which was a decrease of $7,955,423 or 16% compared to sales of $49,127,586 for 2006.  Contributing to the decline in sales were lower plywood prices and curtailment of sales of a previously significant product, scaffold plank made from LVL.  A benchmark price for plywood was 9% lower on average in 2007 compared with 2006.

Operating income at Greenwood was $1,136,948 in 2007, which was a decrease of $567,058 or 33% compared to operating income of $1,704,006 in 2006.  The decline in operating income reflects the lower plywood prices and the loss of profitability that came from the sale of scaffold plank.  Also, Greenwood incurred a bad debt loss of $67,731 in the second quarter of the year.

In order to facilitate positive change at Greenwood an important management change was made near the end of fiscal 2007, and on August 20, 2007 Tom Rice assumed the position of President of Greenwood.

Tom Rice has almost 30 years of business experience in both financial and general management positions.  Most recently he was Chief Financial Officer for Latus Motors Harley-Davidson, and before that he was General Manager for Puget Plastics Corporation.  Mr. Rice has a B.S. in Business Administration from Oregon State University.

Our goal for Greenwood is for this business to generate improved operating performance both in terms of income and efficient use of capital as measured by return on assets.  This management change was made in order to accomplish this.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $21,352,384 for 2007, which was an increase of $943,001 or 5% compared to sales of $20,409,383 for 2006. This reflects a sizable increase in specialty metal products that slightly more than offset a sizable decrease in wood products sales.  The following table shows a breakdown between metal products and wood products sales in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2007

14.8

6.6

21.4

69%

31%

100%

2006

10.4

10.0

20.4

51%

49%

100%

Operating income at JCLC was $2,741,985 in 2007, which was an increase of $1,257,689 compared to operating income of $1,484,296 in 2006.  However, operating income in 2007 includes $437,448 of income that really was earned in 2006.  These items are an inventory reserve of $150,000 that was booked in 2006 and reversed in 2007, rebates from a supplier for $222,448 that were booked in 2007 but related to business done in 2006, and an expense accrual for $65,000 in 2006 that was reversed in 2007, based on a determination that no liability exists.  If $437,448 is shifted from 2007 to 2006, then the adjusted operating income was $2,304,537 in 2007, which is an increase of $382,793 or 20% from $1,921,744 in 2006.  This improvement in operating income reflects the fact that metal products sales have a significantly higher gross margin than wood products sales.

Management believes that metal products sales will be significantly higher in 2008 compared with 2007.  Also, metal products should be a higher percentage of the segment’s sales mix in the coming year versus 2007.

Seed Processing and Sales - JCSC

Sales at JCSC were $6,984,412 for 2007 compared to $5,626,985 for 2006, which was an increase of $1,357,427 or 24%.  The increase was not related to any notable factor.

Operating income at JCSC was $183,991 in 2007 compared to $118,565, which was an increase of $65,426.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,006,637 for 2007 compared to $932,083 for 2006, which was an increase of $74,554 or 8%.

Operating income at MSI was $78,896 in 2007 compared with $33,216 in 2006, which was an increase of $45,680.

In mid-2007 the Company announced the recent acquisition of new product lines that will be sold by MSI.  These new product lines, which carry the Avenger Products brand label, include saw blades, digital calipers, and laser guides.  Management believes that sales of these new products will start to have a positive effect on segment results in 2008.

Fiscal Years Ended August 31, 2006 and August 31, 2005

Sales were $76,096,037 for 2006, which was an increase of $1,478,576 or 2% compared to sales of $74,617,461 for 2005.  Primarily this reflects a relatively large increase in sales at JCLC that more than offset a relatively large decrease in sales at Greenwood.

Gross margin for 2006 was 14.9% compared with 12.4% in 2005.  However, there were some unusual items which got reflected in gross margin in 2007 that really related to 2006.  One of these items was an inventory reserve charge for $150,000, which was taken in 2006 but was subsequently not needed and reversed in 2007.  The other was $222,448 of rebates from a supplier related to business done in 2006, that did not get booked until payment was received in 2007.  Gross margin in 2006 including these items was 15.4%.  The improvement in gross margin reflects a shift in sale mix to higher margin products.

Operating expenses increased by $362,668 from $7,763,220 for 2005 to $8,125,888 in 2006.  Selling, general and administrative expenses increased by $191,306 or 7.5%, depreciation and amortization decreased by $90,864, and wages and benefits increased by $262,226.

Interest and other income decreased by $133,987 from $215,797 in 2005 to $$74,749 in 2006.  Relatively large items reflected in these totals were $120,000 in 2005, which was a payment to the Company for use of a brand name in China related to tools and clamps and a $45,434 rebate from a supplier that actually related to business done in 2005.  This rebate was not booked until payment was received because of uncertainty at the end of 2005.  In subsequent years this kind of rebate from a supplier has been reflected as a reduction in cost of sales rather than as other income.

Interest expense decreased by $133,987 from $345,591 in 2005 to $211,604 in 2006.  The decrease reflects a lower level of borrowing in 2006 compared to 2005 that more than offset higher interest rates on borrowing.

The effective income tax rate for 2006 was 36.2% compared with a rate of 33.3% in 2006.

Net income for 2006 was $2,338,720 or $1.02 per diluted share compared with $931,088 or $.40 per diluted share in 2005.  However, results for 2006 include a one-time pre-tax gain of $599,825 from the sale of the Company’s distribution center in Utah.  If this one-time gain is excluded and the unusual items that got reflected in 2007 that really relate to 2006 are shifted back to 2006, and the rebate related to 2005 that is reflected in 2006 is excluded, then net income for 2006 was $2,206,137 or $.96 per diluted share.  Also, if the rebate that was received in 2006 is shifted back to 2005, which is the year in which it was earned, then net income for 2005 was $961,392 or $.41 per diluted share.

Industrial Wood Products - Greenwood

Sales at Greenwood were $49,127,586 for 2006, which was a decrease of $6,253,821 or 11% compared to sales of $55,381,407 for 2005.  The decline was based on a weakening in sales to customers in the boat and transportation industries.

Operating income at Greenwood was $1,704,006 in 2006, which was an increase of $78,863 or 5% compared to operating income of $1,625,143 in 2005.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $20,409,383 for 2006, which was an increase of $7,080,589 or 53% compared to sales of $13,328,794 for 2005. This reflects a sizable increase in wood products sales that is illustrated in the following table, which shows a breakdown between metal products and wood products sales in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2006

10.4

10.0

20.4

51%

49%

100%

2005

9.8

3.5

13.3

74%

26%

100%

Operating income at JCLC was $1,484,296 in 2006, which was an increase of $1,641,198 compared to an operating loss of $156,902 in 2005.  However, operating income in 2007 includes $437,448 of income that really was earned in 2006.  These items are an inventory reserve of $150,000 that was booked in 2006 and reversed in 2007, rebates from a supplier for $222,448 that were booked in 2007 but related to business done in 2006, and an expense accrual for $65,000 in 2006 that was reversed in 2007, based on a determination that no liability exists.  If $437,448 is shifted from 2007 to 2006, then the adjusted operating income was $1,921,744 in 2006, which is an increase of $2,078,646 from the operating loss of $156,902 in 2005.  The operating loss in 2005 was based on restructuring costs incurred in connection with the Company’s remanufacturing facility and costs associated with introducing new products.

Seed Processing and Sales - JCSC

Sales at JCSC were $5,626,985 for 2006 compared to $4,824,080 for 2005, which was an increase of $802,905 or 17%.

Operating income at JCSC was $118,565 in 2006 compared to an operating loss of $9,629 in 2005, which was an increase of $128,194.

Industrial Tools and Clamps - MSI

Sales at MSI were $932,083 for 2006 compared to $1,083,180 for 2005, which was a decrease of $151,097 or 14%.

Operating income at MSI was $33,216 in 2006 compared with $120,238 in 2005, which was a decrease of $87,022.

LIQUIDITY AND CAPITAL RESOURCES

Pending $10 Million Underwriting

The Company filed a prospectus with the United States Securities & Exchange Commission regarding the offering of 750,000 common shares at $13.333 per share, which could result in proceeds of approximately $10,000,000 before estimated expenses of $125,000. The offering was approved and became effective September 28, 2006.  Also, the offering is self-underwritten on a best-efforts basis. The Company has not established a minimum price at which shares might be sold, and the offering will end, when all of the 750,000 shares are sold but no later than August 1, 2008.

The Company is not compelled for any legal or business reason to issue these shares.  Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, management believes that liquidity is adequate for the foreseeable future without selling new shares.

The purpose of the offering is to create strategic flexibility.  Management anticipates using the proceeds of the offering for general corporate purposes, including working capital to meet anticipated future sales growth possibly in connection with an acquisition.  Pending use of the net proceeds for the purposes just indicated the Company intends to invest the net proceeds of this offering in short-term, interest bearing, investment grade securities.

General

Fiscal Year Ended August 31, 2007

As of August 31, 2007 the Company had working capital of $13,713,740, which represented an increase of $2,002,330 compared to working capital of $11,711,410 as of August 31, 2006.  The largest change effecting working capital was an increase of $2,127,682 in inventory.  Changes in other current assets and current liabilities approximately offset one another.  The ratio of current assets to current liabilities or current ratio was 4.37 reflecting a very high degree of liquidity.

As of August 31, 2007 accounts receivable and inventory were 36% and 61% of current assets respectively.  Also, accounts receivable and inventory were 31% and 52% of total assets respectively.  For the year ended August 31, 2007 the accounts receivable collection period or DSO was 33.6 days compared with 31.7 days for the year ended August 31, 2006.  Inventory turnover for the year ended August 31, 2007 was 59.0 days compared with 42.7 days for the year ended August 31, 2006.  The large slowdown in inventory turnover in the recent year reflects the buildup of inventory to service a customer in the industrial wood products segment and the subsequent discontinuation of selling to this customer.  Also, as an accommodation to a supplier JCLC carried an unusually high inventory of fencing for period of time for which the Company was adequately compensated.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Fiscal Year Ended August 31, 2006

As of August 31, 2006 the Company had working capital of $11,711,410, which represented an increase of $2,715,518 compared to working capital of $8,995,892 as of August 31, 2005.  The largest changes effecting working capital were a decrease in bank indebtedness of $2,077,063 and an increase in inventory of $976,448.  Changes in other current assets and current liabilities approximately offset one another.  The current ratio was 2.53.

As of August 31, 2006 accounts receivable and inventory were 43% and 52% of current assets respectively.  Also, accounts receivable and inventory were 37% and 44% of total assets respectively.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At August 31, 2007 the company had a borrowing balance of $1,059 leaving $4,698,941 available.  There was no outstanding balance at August 31, 2006.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the fiscal year ended August 31, 2007 was 8.25%.

The Company has a promissory note payable to the United States National Bank of Oregon with a balance of $2,145,838 as of August 31, 2007.  This loan is secured by the property at the Company’s headquarters location in North Plains, Oregon.  The interest rate on this loan is 6.25%, and monthly payments including principal and interest are $16,601.  The unpaid principal on the loan is due on June 15, 2010.

The borrowing under the line of credit and the promissory note have certain financial covenants.  The Company is in compliance with these covenants.

The Company has a note payable of $600,000 bearing interest of 5% per year, which was part of the consideration connected with the purchase of patents and manufacturing rights for fence gate support systems.  $300,000 of principal plus accrued interest is due on January 15, 2008, and a final payment of $300,000 plus accrued interest is due on January 15, 2009.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

					More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations	$2,681,941	$363,896	$2,318,045	-	-
Operating lease obligations	$92,645	$80,250	$12,395	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-

Inflation

The Company does not believe that inflation had a material impact during fiscal 2007, 2006, or 2005.  Typically the company passes price increases on to the customer.

Critical Accounting Policies

Management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On a regular basis, we evaluate our estimates and assumptions.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

During the year ended August 31, 2007, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial position and results of operations but does not anticipate a material impact.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but do not anticipate a material impact.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2007, and the Company does not use derivative instruments for trading purposes.

Changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.  The Company has a line of credit with an interest rate based on published rates that may fluctuate over time based on economic changes in the environment.  The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate.  The Company does not expect any change in the interest rates to have a material adverse effect on the Company’s results from operations.

Foreign Currency Risk

The Company operates primarily in the United States.  However, a relatively small amount of business is conducted with Canadian firms in Canadian dollars, and a relatively small amount of business involves purchases in currencies other than U.S. dollars.  Also, to the extent that the Company uses contract manufacturers in China, currency exchange rates can influence the Company’s purchasing costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and notes thereto are attached hereto. The audit report of Davidson & Company, LLP is included herein immediately preceding the audited financial statements.

Audited Financial Statements: fiscal 2007, 2006 and 2005

Report of Independent Registered Accounting Firm dated 10/12/2007

Consolidated Balance Sheets

Balance Sheets at 8/31/2007 and 8/31/2006

Consolidated Statements of Operations

  For the years ended 8/31/2007, 8/31/2006, and 8/31/2005

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2007, 8/31/2006, and 8/31/2005

Consolidated Statements of Cash Flows

  For the years ended 8/31/2007, 8/31/2006, and 8/31/2005

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated 10/12/2007

Consolidated Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2007

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and subsidiaries as at August 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2007, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended August 31, 2007, 2006 and 2005 and in conformity with generally accepted accounting principles in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

October 12, 2007

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$ 257,131	$ 146,810
Accounts receivable, net of allowance of $15,396 (2006 - $0)	6,445,284	6,822,197
Inventory (note 3)	10,878,543	8,750,861
Prepaid expenses	202,155	139,936
Note receivable (note 4)	-	4,000

Total current assets	17,783,113	15,863,804

Property, plant and equipment, net (note 5)	2,033,671	2,217,756
Intangible assets, net (note 6)	815,132	101
Deferred income taxes (note 7)	119,700	142,900

Total assets	$20,751,616	$18,224,561

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2007	2006

Continued
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 8)	$ 1,059	$ -
Accounts payable	2,106,051	2,514,801
Accrued liabilities	1,424,610	1,537,290
Accrued income taxes	173,757	40,871
Current portion of long term liabilities	363,896	59,432

Total current liabilities	4,069,373	4,152,394

Long term liabilities
Promissory note (note 9)	2,018,046	2,081,963
Note payable (note 9)	300,000	-

Total long term liabilities	2,318,046	2,081,963
Total liabilities	6,387,419	6,234,357
Contingent liabilities and commitments (note 14)

Stockholders’ equity
Capital stock (note 10)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,384,792 Common shares (2006 – 2,377,292)	2,200,014	2,138,468
Additional paid-in capital	600,804	583,211
Retained earnings	11,563,379	9,268,525

Total stockholders’ equity	14,364,197	11,990,204

Total liabilities and stockholders’ equity	$20,751,616	$18,224,561

Nature of operations (note 1)

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2007	2006	2005

SALES	$70,515,596	$76,096,037	$74,617,461

COST OF SALES	58,770,323	64,767,599	65,328,359

GROSS PROFIT	11,745,273	11,328,438	9,289,102

OPERATING EXPENSES
Selling, general and administrative	2,925,274	2,727,164	2,535,858
Depreciation and amortization	315,302	286,434	377,298
Wages and employee benefits	4,479,674	5,112,290	4,850,064

	7,720,250	8,125,888	7,763,220

Income from operations	4,025,023	3,202,550	1,525,882

OTHER ITEMS
Gain on sale of property, plant and equipment (note 5)	6,787	599,825	-
Interest and other income	-	74,749	215,797
Interest expense	(234,589)	(211,604)	(345,591)
	(227,802)	462,970	(129,794)

Income before income taxes	3,797,221	3,665,520	1,396,088

Income taxes (note 7)
Current	1,479,166	1,293,000	596,400
Deferred (recovered)	23,200	33,800	(131,400)
	1,502,366	1,326,800	465,000

Net income for the year	$2,294,855	$2,338,720	$ 931,088

Basic earnings per common share	$.96	$1.02	$0.42

Diluted earnings per common share	$.96	$1.02	$0.40

Weighted average number of common shares outstanding:
Basic	2,378,381	2,297,172	2,218,121
Diluted	2,379,085	2,297,172	2,323,268

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock
Balance	Number of Shares	Amount	Additional paid-in capital	Subscription received in advance	Retained earnings	Total

August 31, 2004	2,198,792	$1,802,264	$583,211	-	$5,998,716	$ 8,384,191

Net income	-	-	-	-	931,088	931,088
Stock issued under employee plan (“ESOP”)	21,000	81,340	-	-	-	81,340
Subscriptions received	-	-	-	$117,500		117,500
August 31, 2005	2,219,792	1,883,604	583,211	117,500	6,929,805	9,514,120

Net income	-	-	-	-	2,338,720	2,338,720
Subscription used Stock options exercised	- 157,500	- 254,864	- -	(117,500) -	- -	(117,500) 254,864

August 31, 2006	2,377,292	2,138,468	583,211	-	9,268,524	11,990,203

Net income	-	-	-	-	2,294,855	2,294,855
Stock-based compensation expense Stock options exercised	- 7,500	- 61,546	26,389 (8,796)	- -	- -	26,389 52,750
August 31, 2007	2,384,792	$2,200,014	$600,804	$ -	$11,563,379	$14,364,197

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,294,855	$2,338,720	$931,088
Items not involving an outlay of cash:
Depreciation and amortization	315,302	286,434	377,298
Gain on sale property, plant and equipment	(6,787)	(599,825)	(8,827)
Deferred income taxes	23,200	34,200	(131,400)
Loss on write-off of note receivable Share issues for ESOP Stock based compensation expense	4,000 - 26,389	- - -	- 81,340 -

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	376,913	(420,432)	112,690
(Increase) decrease in inventory	(2,127,682)	(976,448)	2,295,788
(Increase) decrease in prepaid expenses	(62,219)	(85,245)	69,199
Increase (decrease) in accounts payable and accrued liabilities	(521,429)	652,992	197,602
Increase (decrease) in accrued income taxes	132,886	(310,126)	159,547

Net cash provided by operating activities	455,428	920,270	4,084,325

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	1,059	(2,077,063)	(4,172,489)
Issuance of capital stock for cash	52,750	137,364	-
Share subscriptions received in advance	-	-	117,500
Proceeds (repayment) of notes payable	600,000	-	(1,899,292)
Promissory note	(59,453)	(55,684)	2,197,079

Net cash provided by (used in) financing activities	594,356	(1,995,383)	(3,757,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of note receivable	-	34,238	51,509
Proceeds on sale of property, plant and equipment	6,787	660,000	14,000
Purchase of property, plant and equipment Purchase of intangible assets and other	(73,550) (872,700)	(82,259) -	(73,170) -

Net cash provided by (used in) investing activities	(939,463)	611,979	(7,661)

Net increase (decrease) in cash and cash equivalents	110,321	(463,134)	319,462

Cash and cash equivalents, beginning of year	146,810	609,944	290,482

Cash and cash equivalents, end of year	$ 257,131	$146,810	$609,944

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

The Company, through its subsidiaries, operates out of facilities located in North Plains and the vicinity of Portland, Oregon.   JCLC’s business consists of warehouse distribution and direct sales of wood products and specialty metal products to home centers and other retailers located primarily in the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to customers in the marine and transportation industries in the United States. MSI is an importer and distributor of pneumatic air tools and industrial clamps in the United States. JCSC is a processor and distributor of agricultural seeds in the United States.

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

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates mainly relate to possible product liability and possible product returns.  Actual results could differ from those estimates.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At August 31, 2007 and 2006 cash and cash equivalents consisted of cash held at a financial institution.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents and manufacturing rights.  Amortization is calculated using the straight-line method over the remaining lives of 126 months and 138 months, respectively, and are reviewed annual for impairment.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and normal use of the long-lived assets.  The Company also records a corresponding asset which is amortized over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost).  The Company does not have any significant asset retirement obligations.

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

The earnings per share data for the fiscal years ended August 31, 2007, 2006 and 2005 follows:

	2007	2006	2005

Net income	$2,294,855	$2,338,720	$931,088

Basic earnings per share weighted average number of common shares outstanding	2,378,381	2,297,172	2,218,121

Effect of dilutive securities
Stock options	704	-	105,147

Diluted earnings per share weighted average number of common shares outstanding	2,379,085	2,297,172	2,323,268

Stock-based compensation

Effective September 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations which superseded APB No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting the remaining service period of awards, compensation expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Compensation expense was recognized using the fair value method described in SFAS 123(R) using the Black-Scholes

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

option-pricing model.  Had compensation expense been recognized using the fair value method described in SFAS 123(R) using the Black-Scholes option-pricing model, the results of operations reported by the Company would have remained unchanged, as there were no share based payments granted for the years ended August 31, 2006 and 2005.  The Company had no outstanding options at August 31, 2006.

For the year ended August 31, 2007 the Company recorded pre-tax expense of $ 26,389, which is reflected in selling, general and administrative expenses, in the quarter ended November 30, 2006 related to the granting of options to three directors of the Company.  Each director received options to purchase 7,500 shares, and one of these directors exercised his options during the current fiscal year.  In the quarter ended February 28, 2007 one of these directors resigned and forfeited his options.  In the quarter ended May 31, 2007 another of these directors’ term in office expired, and he forfeited his options.  The Company granted options to two new directors in the quarter ended May 31, 2007.  Each new director received options to purchase 7,500 shares.  The expense associated with the options granted in the quarter ended May 31, 2007, when considered along with the options that were forfeited, was not significant.  At August 31, 2007 the Company had outstanding options to purchase 15,000 shares.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value during the year ended August 31, 2007 were as follows:

Options granted	22,500
Weighted-average fair value of option granted	$1.17
Compensation expense recorded (pre-tax)	$26,389
Assumptions:
Dividends	-
Risk-free interest rate	3.50%
Expected volatility	38.25%
Expected option life	1 year

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

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Bank indebtedness - the carrying amounts approximate fair value due to the short-term nature of the obligation.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Promissory note and note payable - the fair value of the promissory note and note payable is determined by discounting the future contractual cash flows under current financing arrangements at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and maturity.

The estimated fair values of the Company's financial instruments as of August 31, 2007 and 2006  follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$257,131	$257,131	$146,810	$146,810
Accounts receivable	6,445,284	6,445,284	6,822,197	6,822,197
Note receivable	-	-	4,000	4,000
Bank indebtedness	1,059	1,059	-	-
Accounts payable and accrued liabilities Promissory note Note payable	3,530,661 2,081,942 600,000	3,530,661 1,972,517 600,000	4,052,091 2,141,395 -	4,052,091 2,081,459 -

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The

Company is currently assessing the impact of SFAS No. 157 on the Company’s financial position and results of operations but does not anticipate a material impact.

In February, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations, but do not anticipate a material impact.

3.

INVENTORY

A summary of inventory as of August 31, 2007 and 2006 follows:

	2007	2006

Wood products and metal products	$10,075,311	$8,036,198
Industrial tools	419,761	379,610
Agricultural seed products	383,471	335,053

	$10,878,543	$8,750,861

4.

NOTE RECEIVABLE

The note receivable, which was due on demand and bore interest at prime plus 1%, was written-off as uncollectible in the quarter ended August 31, 2007.  The write-off is reflected in selling, general and administrative expense.

5.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2007 and 2006 follows:

	2007	2006

Office equipment	$ 626,586	$ 640,844
Warehouse equipment	1,287,051	1,215,634
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,486,656	4,429,497

Accumulated depreciation	(2,452,985)	(2,211,741)

Net book value	$2,033,671	$2,217,756

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

During the fiscal year ended August 31, 2006, the Company sold its distribution facility in Ogden, Utah (which included the land and building) to an unrelated party.  The Company received gross proceeds of $660,000 and recognized a gain of $599,825.

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

6.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2007 and 2006 follows:

	2007	2006
Patent	$ 850,000	$ -
Other	27,010	4,310
	877,010	4,310
Accumulated amortization	(61,878)	(4,209)

Net book value	$ 815,132	$ 101

During the fiscal year ended August 31, 2007 the Company purchased two patents and manufacturing rights for fence gate support systems.

7.

INCOME TAXES

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2007	2006	2005

Computed tax at the federal statutory rate of 34%	$1,308,265	$1,242,308	$474,670
State taxes, net of federal benefit	157,293	104,280	57,420
Depreciation	11,232	(52,379)	24,246
Operating loss carryforwards	-	-	(97,615)
Inventory reserve Other	20,341 5,235	36,730 (4,139)	- 6,279
Provision for income taxes	$1,502,366	$1,326,800	$465,000

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets are as follows:

	2007	2006

Deferred tax assets:
Allowance for inventory	$ 22,980	$ 57,315
Allowance maintenance	10,315	16,442
Allowance for bad debts	5,915	-
Difference between book and tax depreciation	14,090	3,143
Net operating loss carryforwards - Canada	66,400	66,000

Total deferred tax assets	119,700	142,900
Valuation allowance	-	-

Net deferred tax assets	$119,700	$142,900

At August 31, 2007 the Company has available unused Canadian net operating losses of approximately $195,000 that may be applied against future taxable income.  These losses, if unutilized, will expire between 2008 and 2010.

8.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness as of August 31, 2007 and 2006 follows:

	2007	2006

Demand loan – line of credit	$ 1,059	$ -

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the year was 8.25% (2006 – 7.50%).

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

9.

LONG TERM LIABILITIES

The carrying amounts as of August 31, 2007 and 2006 follows:

	2007	2006

Promissory note due June 15, 2010 bearing interest at 6.25% per annum (monthly payments of $16,601)	$2,081,942	$2,141,395
Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008 and the remainder due January 15, 2009	600,000	-

	2,681,942	2,141,395
Less current portion:
Promissory note	63,896	59,432
Note payable	300,000	-
	363,896	59,432

Long term portion	$2,318,046	$2,081,963

The promissory note is secured by the property at the Company’s headquarters location in North Plains, Oregon.  The note payable was used to partially fund the purchase of the patents related to the fence gate support systems.  The company granted a security interest in the patents.

The aggregate principal repayments required in each of the next four years, assuming the promissory note is renewed under similar terms and conditions and the note payable is paid per the above, will be as follows:

2008	$ 363,896
2009	$ 367,859
2010	$ 72,486
2011	$ 77,527

At June 15, 2010 the promissory note amount of principal at renewal will be $1,889,723.  The promissory note has certain financial covenants.  The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

On July 10, 2007 the Company issued 7,500 common shares upon the exercise of stock options for cash proceeds of $52,750.  In connection with this option exercise $8,796 of stock based compensation that had been credited to additional paid-in capital was credited to common stock.

On July 19, 2006, the Company issued 78,750 common shares upon the exercise of stock options for cash proceeds of $137,364.

On September 15, 2005 the Company issued 78,750 common shares upon the exercise of stock options, for which proceeds of $117,500 were received during the year ended August 31, 2005.

On August 25, 2005 the Company received $117,500 subscription in advance for 78,750 common shares that were issued on September 15, 2005 upon the exercise of stock options.

On September 30, 2004 the Company issued 21,000 common shares for the ESOP with a fair value of $81,340.

The Company filed a registration statement whereby it proposed to raise up to $10,000,000 by issuing 750,000 common shares at $13.33 a share.  The Securities and Exchange Commission approved the offering September 28, 2006.  The Company has until August 1, 2008 to complete this offering and has not done so to date.

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

Stock option activity during the years ended August 31, 2006 and August 31, 2007 is as follows:

	Number	Weighted
	Of	Average
	Shares	Exercise Price
Balance, at August 31, 2005 Granted Exercised Forfeited	157,500 - (157,500) -	Cdn$1.89 - Cdn$1.89 -
Balance, at August 31, 2006	-	-
Granted	37,500	$7.04
Exercised	(7,500)	7.03
Forfeited	(15,000)	7.03
Balance, at August 31, 2007	15,000	$7.06

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

There was no stock option activity for the fiscal year ended August 31, 2005.

The options for 15,000 shares that are outstanding on August 31, 2007 are all exercisable and expire on May 3, 2008.

12.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, or voting control of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $148,132, $123,786 and $182,141 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

	2007	2006	2005

Allocated shares	388,722	423,228	400,985

13.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  For the years ended August 31, 2007, 2006 and 2005 the contributions to the pension and profit sharing plan were $72,752, $67,113 and $64,863, respectively.  The Company contributes 3% of the first $100,000 of eligible compensation.

14.

CONTINGENT LIABILITIES AND COMMITMENTS

a)  One of our subsidiaries was a plaintiff in a lawsuit filed in Portland, Oregon, entitled, Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al., Case No. 05-02553 (Multnomah County Circuit Court).

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

Litigation was completed on March 5, 2007 with the court’s general judgment and money award.  The net effect was money judgment in favor of Greenwood Forest Products, Inc. for $242,604.  The Company has accrued reserves to cover the money judgment related to this dispute.

Both parties have filed appeals for review of the court’s opinion.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

b)

Greenwood leases office premises pursuant to an operating lease which expires in January 31, 2008.  For the years ended August 31, 2007, 2006 and 2005 rental expense was $204,365, $188,296, and $188,627, respectively.

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the years ended August 31, 2007, 2006 and 2005 rental expense was $8,750, $8,750, and $8,750, respectively.

Future minimum annual lease payments are as follows:

Fiscal 2008	$80,250
Fiscal 2009	$8,750
Fiscal 2010	$3,645

c)

At August 31, 2007 and 2006 the Company had an un-utilized line-of-credit of $4,698,941 and $4,650,000, respectively (note 8).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Following is a summary of segmented information for the years ended August 31:

	2007	2006	2005

Sales to unaffiliated customers:
Industrial wood products	$41,172,163	$49,127,586	$55,381,407
Lawn, garden, pet and other	21,352,384	20,409,383	13,328,794
Seed processing and sales	6,984,412	5,626,985	4,824,080
Industrial tools and clamps	1,006,637	932,083	1,083,180
	$70,515,596	$76,096,037	$74,617,461

Income (loss) from operations:
Industrial wood products	$ 1,136,948	$ 1,704,006	$ 1,625,143
Lawn, garden, pet and other	2,741,985	1,484,296	(156,902)
Seed processing and sales	183,991	118,565	(9,629)
Industrial tools and clamps	78,896	33,216	120,238
Unallocated overhead	(116,797)	(137,533)	(52,968)
	$ 4,025,023	$ 3,202,550	$ 1,525,882

Identifiable assets:
Industrial wood products	$9,487,690	$10,193,917	$ 9,634,991
Lawn, garden, pet and other	9,011,864	6,282,847	6,136,133
Seed processing and sales	1,569,949	1,162,604	1,467,309
Industrial tools and clamps	535,831	496,391	98,806
Unallocated overhead	146,282	88,802	201,119
	$20,751,616	$18,224,561	$17,538,358

Depreciation and amortization:
Industrial wood products	$ 31,481	$ 47,496	$73,288
Lawn, garden, pet and other Seed processing and sales	271,969 8,254	238,171 767	304,010 -
Industrial tools and clamps	3,598	-	-
	$ 315,302	$ 286,434	$ 377,298

Capital expenditures:
Industrial wood products	$ 1,954	$ 5,617	$ 18,526
Lawn, garden, pet and other	26,052	53,332	48,474
Seed processing and sales Industrial tools and clamps	43,244 2,300	23,310 -	6,170 -
	$ 73,550	$ 82,259	$ 73,170
Interest expense:
Lawn, garden, pet and other	$ 234,672	$ 211,604	$ 345,591

The following table lists sales made by the Company to a customer which were in excess of 10% of total sales for the year.

	August 31,
	2007	2006	2005
Sales	$7,936,194	$9,554,274	$9,834,561

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

16.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At August 31, 2007 one customer accounted for over 10% of total accounts receivable at 14.8%.  At August 31, 2006 no customers accounted for accounts receivable greater than 10% of total accounts receivable.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2007 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $18,857,676.  For the year ended August 31, 2006 there were three suppliers that each accounted for purchases greater than 10% of total purchases. The aggregate purchases amounted to $19,379,700.   For the year ended August 31, 2005 the Company had two suppliers that accounted for purchases greater than 10% of total purchases, and the aggregate purchases amounted to $13,654,592.

17.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31 are summarized as follows:

	2007	2006	2005

Cash paid during the year for:
Interest	$ 218,797	$ 211,604	$345,591
Income taxes	$1,358,772	$1,606,247	$467,610

There were no significant non-cash transactions during the fiscal year ended August 31, 2007.

The significant non-cash transaction for the fiscal year ended August 31, 2006 was the issuance of 78,750 common shares for stock options exercised in the amount of $117,500 of which the proceeds were received during the fiscal year ended August 31, 2005.

The significant non-cash transaction for the fiscal year ended August 31, 2005 was the issuance of 21,000 common shares for the ESOP with a fair value of $81,340.

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

DATE October 12, 2007

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2007

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of year	Expenses	Expenses	Reserves	End of Year
August 31, 2005

Allowance deducted from related Balance sheet account:
Inventory	$41,971	$ -	$ -	$ -	$41,971

Deferred tax valuation account	54,592	11,801	-	66,393	-
August 31, 2006

Allowance deducted from related Balance sheet account:
Inventory	$41,971	$108,029	$ -	$ -	$150,000

Deferred tax valuation account	-	-	-	-	-

August 31, 2007

Allowance deducted from related Balance sheet account:
Inventory	$150,000	$ -	$150,000	$ -	$ -

Deferred tax valuation account	$ -	$ -	$ -	$ -	$ -

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007.  Based on this assessment, management concluded the Company did maintain effective control over financial reporting as of August 31, 2007.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of August 31, 2007 were effective.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists as of October 22, 2007 the names of the Directors of the Company.  The Directors have served in their respective capacities since their election at the 2006 Annual Meeting of Shareholders or appointment, and will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4

Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	67	July 1987
Ted A. Sharp (1) (2)	59	September 2004
Richard Y. Cheong (1) (2)	51	January 2007
Jeffrey G. Wade (1) (2)	66	March 2007

(1) Member of Audit Committee.

(2) Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of October 22, 2007, the names of the executive officers and certain significant employees (none) of the Company.  The executive officers serve at the pleasure of the board of directors.  All executive officers are residents and citizens of the United States and spend full-time on the affairs of the Company.

Table No. 5

Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	67	July 1987
Terry D. Schumacher	Chief Financial Officer	61	April 2007
Michael C. Nasser	Corporate Secretary	61	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over 40 years of management experience and has been Chief Executive Officer of the Company since its beginning in 1987. Before this he worked for companies including Sunrise Forest Products, Oregon Pacific Industries, and Tektronix.

Terry D. Schumacher has a financial and business background covering a period of over 36 years.  Before coming to work for the Company as Chief Financial Officer he worked for companies including Wells Fargo Securities, the Forest City Trading Group, International Paper, Merrill Lynch, and Puget Sound Plywood.  Mr. Schumacher has an MBA from Columbia University, and his undergraduate degree is from the University of Washington.

Michael C. Nasser has over 35 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Ted A. Sharp is Chairman of the Company’s Audit Committee.  He has been a Certified Public Accountant since 1978 and since 2002 has been Controller for Cherry City Electric in Salem, Oregon. Previously he was Chief Financial Officer of Cord Communications, and before that he worked for companies including Westower Communications.  Mr. Sharp is a graduate of the University of Oregon.

Richard Y. Cheong has extensive financial and operational experience including being Chief Financial and Operations Officer of American Pacific Bank and working for GGS Investments and Arthur Andersen.  Mr. Cheong has an MBA from the University of Oregon, and his undergraduate degree is also from the University of Oregon.

Jeffrey G. Wade has around 35 years of business experience holding a variety of positions.  These have included Finance Director – International Operations for Novell, Chief Financial Officer of Univel, and Group Controller – International Operations for Tektronix.  Mr. Wade has an MBA from Northeastern University, and his undergraduate degree is from Willamette University.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, or control person including:

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

The current members of the audit committee are Ted Sharp, Richard Cheong, and Jeff Wade.  All current members of the audit committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The audit committee met seven times during Fiscal 2006 and three times during Fiscal 2007.

Compliance with Section 16(a) of the Exchange Act.

All of the officers and directors filed the required paperwork during Fiscal 2007 with the exception of Richard Cheong, a director, who has not filed a Form 3 or Form 4.  Mr. Cheong owns no Company shares, but he does have a stock option that was granted on May 3, 2007 and expires May 3, 2008  to purchase 7,500 shares at $7.06 per share.

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

a.

any breach of their duty of loyalty to the Company or its stockholders;

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2007, 2006, and 2005 for the Company’s chief executive officer, each of the Company’s four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year; and any additional individuals for whom disclosure would have been provided under but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year.

Table No. 6

Summary Compensation Table

Executive Officers

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer

	2007	$36,000	$-	$-	$-	$-	$-	$-
	2006	$36,000	$-	$-	$-	$-	$-	$-
	2005	$36,000	$-	$-	$-	$-	$-	$-

Michael Nasser, Corporate Secretary

	2007	$177,000	$54,250	$-	$-	$-	$-	$-
	2006	$177,000	$54,225	$-	$-	$-	$-	$-
	2005	$177,000	$30,441	$-	$-	$-	$-	$-

The Company grants stock options to directors, executive officers and employees.  The Company established an ESOP that covers all eligible employees. Also, the Company has a 401(k) Plan; the terms of which call for the Company to contribute 3% of the first $100,000 of each eligible employee’s income to the 401(k) Plan.

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2007 to provide pension, retirement or similar benefits for directors or executive officers.

The Company has no plans or arrangements with respect to remuneration received or that may be received by executive officers of the Company to compensate such executive officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

No executive officer or director received other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all executive officers or directors as a group did not receive other compensation, which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Except for our ESOP and 401(k) Plan we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  Michael Nasser received a bonus in 2007 and 2006, that was determined by the Chief Executive Officer.

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

During Fiscal 2006 no stock options or SARs (stock appreciation rights) were granted to executive officers, directors, employees or consultants, and at year end there were no options or SARs outstanding.

During Fiscal 2007 stock options to purchase a total of 37,500 shares were granted to independent directors with a weighted average exercise price of $7.04.  However, options to purchase 15,000 shares with an exercise price of $7.03 were subsequently forfeited based on one director resigning and one director’s term of office ending.  Also, options to purchase 7,500 shares were exercised at $7.03 leaving options to purchase 15,000 shares with an exercise price of $7.03 outstanding at year end.

401(k) Plan

The Company has a 401(k) Plan, the terms of which call for us to contribute 3% of the first $100,000 of each of our eligible employee’s income to the Plan.  The Company’s aggregate contribution to the 401(k) Plan was $72,753, $67,113 and $64,863 for the fiscal years ended August 31, 2007, 2006, 2005 respectively.  The contributions for Donald Boone were $1,080, $1,080, and $1,080 for the fiscal years ended August 31, 2007, 2006, 2005, respectively; and the contributions for Michael Nasser were $3,000, $3,000, and $3,000 for the fiscal years ended August 31, 2007, 2006, 2005 respectively. Terry Schumacher did not qualify for contributions due to his short tenure with the Company.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $148,132, $123,786, and $182,141 for the fiscal years ended August 31, 2007, 2006, and 2005 respectively.  The ESOP shares allocated as of August 31, 2007, 2006, and 2005 were 388,722, 423,228, and 400,985 respectively.  The contributions for Donald Boone were $2,304, $2,520, and $1,800 for the fiscal years ended August 31, 2007, 2006, and 2005 respectively; and the contributions for Michael Nasser were $6,400, $7,000, and $5,000 for the fiscal years ended August 31, 2007, 2006, and 2005 respectively.  Terry Schumacher did not qualify for a contribution due to his short tenure with the Company. There are no un-funded liabilities.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2007 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  During Fiscal 2006, the Company had no Defined Benefit or Actuarial Plan.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and the independent members of the board of directors perform equivalent functions.

No board of director member and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2007 no director received or accrued any compensation for his services as a director including committee participation or special assignments.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2007 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2007 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2007 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

The board of director’s basis for Donald Boone’s compensation was set many years ago, and this compensation has remained unchanged at his request.  This amount of compensation is substantially less than what would ordinarily be considered as normal compensation for being Chief Executive Officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a publicly owned corporation.  It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of October 22, 2007.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone (2) 12615 S.W. Parkway Portland, Oregon 97225	563,681	23.6%
Common	Terry D. Schumacher 7937 SW Mayo Street Portland, Oregon 97223	10,000	0.4%
Common	Michael C. Nasser (3) 3150 S.W. 72nd Avenue Portland, Oregon 97225	227,184	9.5%

Common	Jewett-Cameron ESOP and Trust (4) 32275 N.W. Hillcrest North Plains, Oregon 97133	405,975	17.0%

Common	Ted A. Sharp	3,500	0.1%

Common	Richard Y. Cheong	0	0

Common	Jeffrey G. Wade	0	0

Total directors, executive officers, and 5% shareholders		1,210,340	50.6%

(1)

Based on 2,390,977 shares outstanding as of October 22, 2007.

(2)

In addition to what is shown in this table Mr. Boone also owned 14,183 shares through his participation in the Company’s ESOP.

(3)

 In addition to what is shown in this table Mr. Nasser also owned 44,088 shares through his participation in the Company’s ESOP.

(4)

Donald M. Boone is the sole Trustee for the Jewett-Cameron Trading Co. Ltd. Employee Stock Option and Trust.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2007	2006

Audit fees	$ 131,389	$76,642
Tax fees	6,400	1,605
All other fees (1)	31,307	25,494

Total	$169,096	$103,741

(1)  FY2007:

$8,400 to review the Q1 Form 10Q

$8,400 to review the Q2 Form 10Q

$8,400 to review the Q3 Form 10Q

$2,315 for review of common stock offering

$3,792 for other services

     FY2006:

$6,251 to review the Q1 Form 10Q

$6,523 to review the Q2 Form 10Q

$6,677 to review the Q3 Form 10Q

$5,273 for review of common stock offering

$   770 for other services

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: October 22, 2007	By: /s/ Donald M. Boone____________ Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 22, 2007	By /s/ Donald M. Boone__________ Donald M. Boone, President/CEO/Treasurer/Director

Dated: October 22, 2007	By /s/ Terry D. Schumacher _________ Terry D. Schumacher, Chief Financial Officer

Dated: October 22, 2007	By /s/ Michael C. Nasser________ Michael C. Nasser, Corporate Secretary

Dated: October 22, 2007	By /s/ Ted A. Sharp________ Ted A. Sharp, Director

Dated: October 22, 2007	By /s/_Richard Y. Cheong________ Richard Y. Cheong, Director

Dated: October 22, 2007	By /s/ Jeffrey G. Wade Jeffrey G. Wade, Director

#