Form 10-Q
period 2007-11-30
JEWETT CAMERON TRADING CO LTD
filed 2008-01-08
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 s hares outstanding at January 2, 2008

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2007

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30,	August 31,
	2007	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 3,124,820	$ 257,131
Accounts receivable, net of allowances of $25,377 ( August 31, 2007 - $15,396)	4,856,816	6,445,284
Inventory (note 3)	9,210,526	10,878,543
Prepaid expenses	153,339	202,155

Total current assets	17,345,501	17,783,113

Property, plant and equipment, net (note 4)	2,005,089	2,033,671
Intangible assets, net (note 5)	795,545	815,132
Deferred income taxes (note 6)	119,700	119,700

Total assets	$20,265,835	$20,751,616

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30,	August 31,
	2007	2007
	(Unaudited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 7)	$ -	$ 1,059
Account payable	1,458,808	2,106,051
Accrued liabilities	928,951	1,424,610
Accrue d income taxes	417,507	173,757
Current portion of promissory note	364,955	363,896

Total current liabilities	3,170,221	4,069,373

Long term liabilities
Promissory note (note 8) Note payable (note 8)	2,001,405 300,000	2,018,046 300,000

Total long term liabilities	2,301,405	2,318,046
Total liabilities	5,471,626	6,387,419

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock ( n ote 9 )
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2007 - 2,384,792)	2,256,111	2,200,014
Additional paid-in capital	600,804	600,804
Retained earnings	11,937,294	11,563,379

Total stockholders’ equity	14,794,209	14,364,197

Total liabilities and stockholders’ equity	$20,265,835	$20,751,616

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30,
	2007	2006

SALES	$14,263,158	$15,540,969

COST OF SALES	11,739,134	13,090,616

GROSS PROFIT	2,524,024	2,450,353

OPERATING EXPENSES
Selling, general and administrative expenses	709,946	741,810
Depreciation and amortization	79,006	67,850
Wages and employee benefits	1,075,199	1,106,282
	1,864,151	1,915,942

Income from operations	659,873	534,411

OTHER ITEMS
Interest and other income	-	56
Interest expense	(42,208)	(53,140)
	(42,208)	(53,084)

Income before income taxes	617,665	481,327

Income taxes	243,750	193,444

Net income	$ 373,915	$ 287,883

Basic earnings per common share	$ .16	$ .12

Diluted earnings per common share	$ .16	$ .12

Weighted average number of common shares outstanding:
Basic	2,388,258	2,377,289
Diluted	2,391,265	2,379,483

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	Of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2007	2,384,792	$2,200,014	$600,804	$11,563,379	$14,364,197

Net income	-	-	-	373,915	373,915

Issuance of stock	6,185	56,097	-	-	56,097
November 30, 2007	2,390,977	$2,256,111	$600,804	$11,937,294	$14,794,209

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 373,915	$ 287,883
Items not involving an outlay of cash:
Depreciation and amortization	79,006	67,850
Deferred income taxes	-	(400)
Stock based compensation expense	-	26,389
Changes in non-cash working capital items:
Decrease in accounts receivable	1,588,468	979,698
(Increase) decrease in inventory	1,668,017	(145,626)
(Increase) decrease in prepaid expenses	48,816	(33,081)
Decrease in accounts payable and accrued liabilities	(1,142,902)	(1,218,834)
Increase in accrued income taxes	243,750	89,146

Net cash provided by operating activities	2,859,070	53,025

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(1,059)	-
Promissory note Proceeds from issuance of stock	(15,582) 56,097	(14,595) -

Net cash provided by (used in) financing activities	39,456	(14,595)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,837)	(26,553)

Net cash used in investing activities	(30,837)	(26,553)

Net increase in cash and cash equivalents	2,867,689	11,877

Cash and cash equivalents, beginning of period	257,131	146,810

Cash and cash equivalents, end of period	$3,124,820	$ 158,687

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At November 30, 2007 and August 31, 2007 cash and cash equivalents consisted of cash held at a financial institution.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents and manufacturing rights.  Amortization is calculated using the straight-line method over the remaining lives of 123 months and 135 months, respectively, and are reviewed annual for impairment.

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

The earnings per share data for the three months ended November 30, 2007 and November 30, 2006 follows:

	2007	2006

Net income	$373,915	$287,883

Basic earnings per share weighted average number of common shares outstanding	2,388,258	2,377,289

Effect of dilutive securities
Stock options	3,007	2,194

Diluted earnings per share weighted average number of common shares outstanding	2,391,265	2,379,483

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

No options were granted in the three months ended November 30, 2007.  The Company recorded pre-tax expense of $ 26,389, which is reflected in selling, general and administrative expenses, in the three months ended November 30, 2006 related to the granting of options to three directors of the Company.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value for the three months ended November 30, 2007 and November 30, 2006 follows:

Options granted	2007 -	2006 22,500
Weighted-average fair value of option granted	-	$1.17
Compensation expense recorded (pre-tax)	-	$26,389
Assumptions:
Dividends		-
Risk-free interest rate		3.50%
Expected volatility		38.25%
Expected option life		1 year

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

The estimated fair values of the Company's financial instruments follow:

	November 30, 2007		August 31, 2007 (Audited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,124,820	$3,124,820	$257,131	$257,131
Accounts receivable	4,856,816	4,856,816	6,445,284	6,445,284
Bank indebtedness	-	-	1,059	1,059
Accounts payable and accrued liabilities Promissory note Note payable	2,387,759 2,066,360 600,000	2,387,759 2,010,355 606,132	3,530,661 2,081,942 600,000	3,530,661 1,972,517 600,000

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157: Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is analyzing the requirements of this new standard.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Included an amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company's financial statements.

FASB Staff Position (“FSP”) No. FIN 46 (R)-7, The Application of FASB Interpretation No. 46 (R) to Investment Companies, amends interpretation 46 (R) to provide an exception to the scope of the Interpretation for companies within the scope of the AICPA Audit and Accounting Guide (“Guide”). This FSP concludes that no additional consolidation guidance is necessary to the Guide. The Company’s preliminary assessment does not indicate that this FSP will have a significant impact on the financial statements.

FASB Interpretation (“FIN”) No. 48:  Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This interpretation (1) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and (2) provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is analyzing the requirements of this new standard.

3.

INVENTORY

A summary of inventory follows:

	November 30, 2007	August 31, 2007 (Audited)

Wood products and metal products	$8,574,993	$10,075,311
Industrial tools	479,844	419,761
Agricultural seed products	155,689	383,471

	$9,210,526	$10,878,543

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment follows:

	November 30, 2007	August 31, 2007 (Audited)

Office equipment	$ 633,813	$ 626,586
Warehouse equipment	1,310,663	1,287,051
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,517,495	4,486,656

Accumulated depreciation	(2,512,406)	(2,452,985)

Net book value	$2,005,089	$2,033,671

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

5.

INTANGIBLE ASSETS

A summary of intangible assets follows:

Patent Other	November 30, 2007 $ 850,000 27,010	August 31, 2007 (Audited) $ 850,000 27,010
	877,010	877,010

Accumulated amortization	(81,465)	(61,878)

Net book value	$ 795,545	$ 815,132

During the fiscal year ended August 31, 2007 the Company purchased two patents and manufacturing rights for fence gate support systems.

6.

DEFERRED INCOME TAXES

Deferred income taxes of $119,700 (August 31, 2007 - $119,700) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

7.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness follows:

	November 30, 2007	August 31, 2007
(Audited)
Demand loan – line of credit	$ -	$ 1,059

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points.  The weighted average interest rate for the three months ended November 30, 2007 based on prime was approximately 7.76%.

8.

LONG TERM LIABILITIES

The carrying amounts are as follows:

	November 30, 2007	August 31, 2007 (Audited)

Promissory note due June 15, 2010 bearing interest at 6.25% per annum (monthly payments of $16,601)	$2,066,360	$2,081,942
Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008 and the remainder due January 15, 2009	600,000	600,000

	2,666,360	2,681,942
Less current portion:
Promissory note	64,955	63,896
Note payable	300,000	300,000
	364,955	363,896

Long term portion	$2,301,405	$2,318,046

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

The aggregate principal repayments required in each of the next four years, assuming the promissory note is renewed under similar terms and conditions and the note payable is paid per the above, will be as follows:

Fiscal 2008	$ 363,123
Fiscal 2009	$ 367,806
Fiscal 2010	$ 72,768
Fiscal 2011	$ 77,015

At June 15, 2010 the promissory note amount of principal at renewal will be $1,890,591.  The promissory note has certain financial covenants.  The Company is in compliance with these covenants.

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

10.

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

b)

Greenwood leases office premises pursuant to an operating lease which expires in January 31, 2008.  For the three months ended November 30, 2007 and 2006 rental expense was $49,800 and $46,842, respectively.

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the three months ended November 30, 2007 and 2006 rental expense was $2,187 and $2,187, respectively.

Future minimum lease payments are as follows:

Fiscal 2008 (balance of the year)	$ 35,162
Fiscal 2009	$ 8,750
Fiscal 2010	$ 3,646

c)

The Company has a line of credit of $5,000,000 of which $300,000 is dedicated to standby letters of credit to support international transactions.  At November 30, 2007 the Company did not have a borrowing balance outstanding leaving $4,700,000 available to be borrowed.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

At August 31, 2007 the company had a borrowing balance of $1,059 leaving $4,698,941 available to be borrowed.

11.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Following is a summary of segmented information for the periods ended November 30:

	2007	2006

Sales to unaffiliated customers:
Industrial wood products	$ 8,207,327	$10,823,767
Lawn, garden, pet and other	3,756,294	2,435,326
Seed processing and sales	2,117,708	2,019,997
Industrial tools and clamps	181,829	261,879
	$14,263,158	$15,540,969

Income (loss) from operations:
Industrial wood products	$ 420,076	$ 244,601
Lawn, garden, pet and other	145,250	245,472
Seed processing and sales	103,068	89,795
Industrial tools and clamps	12,969	686
Unallocated overhead	(21,490)	(46,143)
	$ 659,873	$ 534,411

Identifiable assets:
Industrial wood products	$ 8,290,188	$10,120,704
Lawn, garden, pet and other	9,777,006	5,669,305
Seed processing and sales	1,507,757	1,040,348
Industrial tools and clamps	607,650	474,832
Unallocated overhead	83,234	89,361
	$20,265,835	$17,394,550

Depreciation and amortization:
Industrial wood products	$ 1,997	$ 11,697
Lawn, garden, pet and other Seed processing and sales	71,886 3,463	54,867 1,286
Industrial tools and clamps	1,660	-
	$ 79,006	$ 67,850

Capital expenditures:
Industrial wood products	$ 2,700	$ -
Lawn, garden, pet and other	18,025	10,741
Seed processing and sales Industrial tools and clamps	10,112 -	15,812 -
	$ 30,837	$ 26,553
Interest expense:
Lawn, garden, pet and other	$ 42,208	$ 53,140

The following table lists sales made by the Company to a customer which were in excess of 10% of total sales for the year.

	Three Months Ended November 30,
	2007	2006
Sales	$1,596,890	$2,032,602

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At November 30, 2007 one customer accounted for over 10% of total accounts receivable at 13.5%.  At August 31, 2007 one customer accounted for over 10% of total accounts receivable at 14.8%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2007 there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,854,143.  For the three ended November 30, 2006 there were two suppliers that each accounted for purchases greater than 10% of total purchases, and the aggregate purchases from these two suppliers amounted to $3,705,620.

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30 are summarized as follows:

	2007	2006

Cash paid during the period for:
Interest	$ 35,403	$ 53,140
Income taxes	$ -	$ 106,191

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2007 and August 31, 2007 and its results of operations and cash flows for the three month periods ended November 30, 2007 and November 30, 2006 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2007 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2008.

The Company’s operations are classified into four reportable segments, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood), a wholly owned subsidiary of Jewett-Cameron Lumber Corporation (JCLC).  Greenwood is a processor and distributor of industrial wood and other specialty building products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.  Other products include imported plywood, furniture stock, kiln sticks, and laminated veneer lumber.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2007 and November 30, 2006

For the three months ended November 30, 2007, sales decreased $1,277,811 to $14,263,158 from $15,540,969 for the three months ended November 30, 2006.  Primarily this reflects a relatively large decrease in sales at Greenwood that was only partially offset by a significant increase in sales at JCLC.

Sales at Greenwood were $8,207,327 for the three months ended November 30, 2007, which was a decrease of $2,616,440 or 24% compared to sales of $10,823,767 for the three months ended November 30, 2006.  A slowdown in the boat manufacturing industry, where much of Greenwood’s sales are targeted was a significant factor contributing to the decline in sales.  The year over year sales decline was also evident in other product categories including laminated veneer lumber, kiln sticks, furniture stock, and imported plywood.  However, operating income at Greenwood was up $175,475 or 72% based on gross margin improvement and operating expense reduction.  Going forward this fiscal year depressed conditions in the boating industry will likely continue to be a challenge for Greenwood.  However, an emphasis on attaining adequate margins coupled with good expense control should ameliorate this situation.  One example of a further expense reduction that Greenwood will realize starting in February 2008 is a rent reduction based on moving to a new office location.  The annual cost savings associated with this move should be around $114,000.

Sales at JCLC were $3,756,294 for the three months ended November 30, 2007, which was an increase of $1,320,968 or 54% compared to sales of $2,435,326 for the three months ended November 30, 2006.  The increase primarily reflects a significant increase in the sales of specialty metal products along with a moderate increase in wood products sales.  In the year ago period operating income included the favorable effect of an inventory reserve reversal of $150,000, and if this item is excluded operating income was up $49,778 or 52% based on both the higher level of overall sales and the fact that the gross margin on the sale of the specialty metal products is significantly higher than on wood products sales.  Going forward the sale of specialty metal products should continue to increase significantly.  Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.  Based on this seasonal pattern coupled with continued growth in the sales of specialty metal products we expect operating income in the final two quarters of this fiscal year to be much higher than in the first two quarters.

Sales at JCSC were $2,117,708 for the three months ended November 30, 2007, which was an increase of $97,711 or 5% compared to $2,019,997 for the three months ended November 30, 2006.  The increase in sales is not related to any notable factor, and operating income was up $13,273 or 15%.  We continue to try to make the operating results at JCSC as good as they can be.  Also, another aspect of our ownership of this business is that we regard it as an attractive real estate investment.  We believe that the value of the land connected with the business exceeds our cost, and that the land will appreciate in value significantly over the coming years.

Sales at MSI were $181,829 for the three months ended November 30, 2007, which was a decrease of $80,050 or 31% compared to $261,879 for the three months ended November 30, 2006.  The decline reflects diminished demand from customers stemming from worsening economic conditions.  However, operating income increased by $12,283 in part based on improved gross margins.

Gross margin for the three month period ended November 30, 2007 was 17.7% compared with 14.8% for the three months ended November 30, 2006.  This gross margin percentage in the year ago period excludes the favorable effect of a $150,000 inventory reserve reversal.

Operating expenses decreased by $51,791 from $1,915,942 for the three month period ended November 30, 2006 to $1,864,151 for the three month period ended November 30, 2007.  Selling, general, and administrative expenses decreased by $31,864, depreciation and amortization increased by $11,156, and wages and benefits decreased by $31,083.

Income tax expense for the three month period ended November 30, 2007 was $243,750 compared to $193,444 for the three month period ended November 30, 2006. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended November 30, 2007 was $373,915 or $.16 per diluted share compared to $287,883 or $.12 per diluted share for the three month period ended November 30, 2006.  If the inventory reserve reversal of $150,000 is excluded from the year ago period, then net income would have been $198,134 or $.08 per diluted share for that period.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007 the Company had working capital of $14,175,280, which represented an increase of $461,540 compared to working capital of $13,713,740 as of August 31, 2007.  The largest changes effecting this change in working capital were a $2,867,689 increase in cash, a $1,588,468 decrease in accounts receivable, a $1,668,017 decrease in inventory, and a $1,142,902 decrease in accounts payable and accrued liabilities.

As of November 30, 2007 accounts receivable and inventory represented 81% of current assets and 69% of total assets.  For the three months ended November 30, 2007 the accounts receivable collection period or DSO was 36.1 days compared with 37.1 days for the three months ended November 30, 2006.  Inventory turnover for the three months ended November 30, 2007 was 77.9 days compared with 61.3 days for the three months ended November 30, 2006.  Slow inventory turnover for the three months ended November 30, 2007 was evident in all segments of the Company except JCSC.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At November 30, 2007 the company did not have a balance outstanding leaving $4,700,000 available.  As of August 31, 2007 the borrowing balance was $1,059.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Interest is calculated at either prime or the LIBOR rate plus 190 basis points. The weighted average interest rate for the three month period ended November 30, 2007 based on prime was approximately 7.76%.  Based on the Company’s current working capital position, expected earnings, and the line of credit available, the Company has significantly more than adequate liquidity to meet its needs during the current fiscal year.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the three month period ended November 30, 2007 was 2,120 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

Risks Related to Our Business

We could experience a decrease in the demand for our products resulting in lower sales volumes, which would give us less capital with which to operate.

In the past at times we have at times experienced decreasing products sales with certain customers.  The reasons for this can be generally attributed to factors such as competition, wood products prices, and interest rates.  If economic conditions deteriorate or if consumer preferences change, we could experience a significant decrease in profitability.

If our top customers were lost and could not be replaced.

For the three months ended November 30, 2007 our top ten customers represented 46% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the marine, home improvement, and agricultural industries.

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

We are required to have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act by our year ending August 31, 2008, and this should be accomplished with the use of the Committee of Sponsoring Organizations (COSO) template.  However, we do not have to remediate material weaknesses, which the assessment identifies.  Furthermore, for the year ending August 31, 2009 our auditors need to attest to the state of our Section 404 compliance.  We have not yet prepared any internal plan of action for compliance with the requirements of Section 404 or any effectiveness evaluation. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not identify any material weaknesses in connection with this process.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2007.  However, the Company is exposed to interest rate risk.

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

Foreign Currency Risk

The Company operates primarily in the United States.  However, a relatively small amount of business is conducted in currencies other than U.S. dollars.  Also, to the extent that the Company uses contract manufacturers in China, currency exchange rates can influence the Company’s purchasing costs.

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended November 30 , 2007 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the period ended November 30 , 2007 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures ..

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the period ended November 30, 2007 covered by this report , there were  no significant deficiencies and material weaknesses in our Internal Controls.

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

Litigation was completed on March 5, 2007 with the court’s general judgment and money award.  The net effect was money judgment in favor of Greenwood Forest Products, Inc. for $242,604 and an award of contested intellectual property rights to the Company.  The Company has accrued reserves to cover the money judgment related to this dispute.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: January 2, 2008

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  January 2, 2008

/s/  Terry D. Schumacher

Terry D. Schumacher, Chief Financial Officer