Form 10-Q
period 2008-02-29
JEWETT CAMERON TRADING CO LTD
filed 2008-03-27
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 s hares outstanding at March 24, 2008.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 29, 2008

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 29,	August 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 603,185	$ 257,131
Accounts receivable, net of allowances of $1,637 (August 31, 2007 - $15,396)	7,428,905	6,445,284
Inventory (note 3)	9,808,359	10,878,543
Prepaid expenses	283,592	202,155

Total current assets	18,124,041	17,783,113

Property, plant and equipment, net (note 4)	1,945,001	2,033,671
Intangible assets, net (note 5)	775,959	815,132
Deferred income taxes (note 6)	119,700	119,700

Total assets	$20,964,701	$20,751,616

- Continued –

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 29,	August 31,
	2008	2007
	(Unaudited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 7)	$ -	$ 1,059
Account payable	2,326,029	2,106,051
Accrued liabilities	1,272,476	1,424,610
Accrue d income taxes payable (prepayment)	(291,743)	173,757
Current portion of promissory note	364,187	363,896

Total current liabilities	3,670,949	4,069,373

Long term liabilities
Promissory note (note 8) Note payable (note 8)	1,986,345 -	2,018,046 300,000

Total long term liabilities	1,986,345	2,318,046
Total liabilities	5,657,294	6,387,419

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock ( n ote 9 )
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2007 - 2,384,792)	2,256,111	2,200,014
Additional paid-in capital	600,804	600,804
Retained earnings	12,450,492	11,563,379

Total stockholders’ equity	15,307,407	14,364,197

Total liabilities and stockholders’ equity	$20,964,701	$20,751,616

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the End of February		Six Month Periods to the End of February
	2008	2007	2008	2007

SALES	$15,083,231	$16,378,530	$29,346,390	$31,919,499

COST OF SALES	12,348,468	13,868,269	24,087,602	26,958,885

GROSS PROFIT	2,734,763	2,510,261	5,258,788	4,960,614

OPERATING EXPENSES
Selling, general and administrative expenses	731,182	793,860	1,441,128	1,535,670
Depreciation and amortization	78,089	81,442	157,095	149,292
Wages and employee benefits	1,037,088	1,031,959	2,112,287	2,138,241
	1,846,359	1,907,261	3,710,510	3,823,203

Income from operations	888,404	603,000	1,548,278	1,137,411

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	(385)	-	(385)	-
Interest and other income	146	3,807	146	3,863
Interest expense	(39,217)	(72,459)	(81,426)	(125,599)
	(39,456)	(68,652)	(81,665)	121,736

Income before income taxes	848,948	534,348	1,466,613	1,015,675

Income taxes	335,750	213,000	579,500	406,444

Net income	$ 513,198	$ 321,348	$ 887,113	$609,231

Basic earnings per common share	$ .21	$ .14	$ .37	$ .26

Diluted earnings per common share	$ .21	$ .14	$ .37	$ .26

Weighted average number of common shares outstanding:
Basic	2,390,977	2,377,289	2,389,618	2,377,289
Diluted	2,391,589	2,377,289	2,391,643	2,379,552

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	Of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2007	2,384,792	$2,200,014	$600,804	$11,563,379	$14,364,197

Net income	-	-	-	887,113	887,113

Issuance of stock	6,185	56,097	-	-	56,097
February 29, 2008	2,390,977	$2,256,111	$600,804	$12,450,492	$15,307,407

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Periods to
	the End of February

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 887,113	$ 609,231
Items not involving an outlay of cash:
Depreciation and amortization	157,095	149,292
Gain (loss) on sale of property, plant and equipment	385	-
Deferred income taxes	-	(400)
Stock based compensation expense	-	26,389
Changes in non-cash working capital items:
Increase in accounts receivable	(983,621)	(313,694)
(Increase) decrease in inventory	1,070,184	(1,105,636)
Increase in prepaid expenses	(81,436)	(182,814)
Increase in income taxes receivable	-	(126,765)
Increase (decrease) in accounts payable and accrued liabilities	67,843	(714,113)
Decrease in accrued income taxes	(465,500)	(40,871)

Net cash provided by (used in) operating activities	652,063	(1,699,381)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	(1,059)	2,448,266
Promissory note	(31,409)	(29,802)
Note payable	(300,000)	600,000
Proceeds from issuance of stock	56,097	-
Net cash provided by (used in) financing activities	(276,371)	3,018,464
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(29,638)	(32,948)
Purchase of intangible assets and other	-	(855,000)

Net cash provided by (used in) investing activities	(29,638)	(887,948)

Net increase (decrease) in cash and cash equivalents	346,054	431,135

Cash and cash equivalents, beginning of period	257,131	146,810

Cash and cash equivalents, end of period	$ 603,185	$ 577,945

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 29, 2008

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At February 29, 2008 and August 31, 2007, cash and cash

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 29, 2008

(Unaudited)

equivalents consisted of cash held at a financial institution.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents and manufacturing rights.  Amortization is calculated using the straight-line method over the remaining lives of 120 months and 132 months, respectively, and are reviewed annual for impairment.

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

FEBRUARY 29, 2008

(Unaudited)

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

The earnings per share data for the periods ended on February 28, 2007 and February 29, 2008 follows:

	Three Month Periods to		Six Month Periods to
	the End of February		the End of February
	2008	2007	2008	2007
Net income	$513,198	$321,348	$887,113	$609,231

Basic earnings per share weighted average number of common shares outstanding	2,390,977	2,377,289	2,389,618	2,377,289

Effect of dilutive securities stock options	612	-	2,025	2,263

Diluted earnings per share weighted average number of common shares outstanding	2,391,589	2,377,289	2,391,643	2,379,552

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

FEBRUARY 29, 2008

(Unaudited)

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

No options were granted in the six months ended February 29, 2008.  The Company recorded pre-tax expense of $ 26,389, which is reflected in selling, general and administrative expenses, in the six months ended February 28, 2007 related to the granting of options to three directors of the Company.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value during the periods ended on February 29, 2008 and February 28, 2007 follows:

	Three Month Periods to		Six Month Periods to
	the End of February		the End of February
	2008	2007	2008	2007
Options granted	-	-	-	22,500
Weighted-average fair value of option granted	-	-	-	$1.17
Compensation expense recorded (pre-tax)	-	-	-	$26,389
Assumptions:
Dividends	-	-	-	-
Risk-free interest rate	-	-	-	3.50%
Expected volatility	-	-	-	38.25%
Expected option life	-	-	-	1 year

Stock option activity during the six month periods ended February 29, 2008 is as follows:

	Total
	Number	Weighted
	Of	Average
	Options	Exercise Price

Balance, at August 31, 2007	15,000	$7.06
Granted	-	-
Exercised	-	-
Forfeited	(7,500)	7.06
Balance, at February 29, 2008	7,500	$7.06

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

FEBRUARY 29, 2008

(Unaudited)

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

The estimated fair values of the Company's financial instruments follows:

	February 29, 2008		August 31, 2007 (Audited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$603,185	$603,185	$ 257,131	$ 257,131
Accounts receivable	7,428,905	7,428,905	6,445,284	6,445,284
Bank indebtedness	-	-	1,059	1,059
Accounts payable and accrued liabilities	3,598,505	3,598,505	3,530,661	3,530,661
Promissory note	2,050,532	1,986,701	2,081,942	1,972,517
Note payable	300,000	307,167	600,000	600,000

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

FEBRUARY 29, 2008

(Unaudited)

when the services have been performed and products sold and collection of the amounts is reasonably assured.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the classifications used in the current period ..

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 157: Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is analyzing the requirements of this new standard.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 29, 2008

(Unaudited)

3.

INVENTORY

A summary of inventory follows:

	February 29, 2008	August 31, 2007 (Audited)

Wood products and metal products	$9,040,086	$10,075,311
Industrial tools	530,709	419,761
Agricultural seed products	237,564	383,471

	$9,808,359	$10,878,543

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment follows:

	February 29, 2008	August 31, 2007 (Audited)

Office equipment	$ 640,851	$ 626,586
Warehouse equipment	1,226,371	1,287,051
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,440,241	4,486,656

Accumulated depreciation	(2,495,240)	(2,452,985)

Net book value	$1,945,001	$2,033,671

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 29, 2008

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets follows:

Patent Other	February 29, 2008 $ 850,000 27,010	August 31, 2007 (Audited) $ 850,000 27,010
	877,010	877,010

Accumulated amortization	(101,051)	(61,878)

Net book value	$ 775,959	$ 815,132

During the fiscal year ended August 31, 2007 the Company purchased two patents and manufacturing rights for fence gate support systems.

6.

DEFERRED TAXES

Deferred income taxes of $119,700 (August 31, 2007 - $119,700) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness follows:

	February 29, 2008	August 31, 2007
(Audited)
Demand loan – line of credit	$ -	$ 1,059

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points.  Because it was cumbersome to use the LIBOR based borrowing, the effective borrowing rate was prime.  Starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is based solely on the one month LIBOR rate plus 190 basis points.  As of February 29, 2008 prime was 6.00%, and the one month LIBOR rate plus 190 basis points was 5.03% (3.13% + 1.90%).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 29, 2008

(Unaudited)

8.

LONG TERM LIABILITIES

The carrying amounts are as follows:

	February 29, 2008	August 31, 2007 (Audited)

Promissory note due June 15, 2010 bearing interest at 6.52% per annum (monthly payments of $16,601)	$2,050,532	$2,081,942
Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008, which has been paid, and the remainder due January 15, 2009	300,000	600,000

	2,350,532	2,681,942
Less current portion:
Promissory note	64,187	63,896
Note payable	300,000	300,000
	364,187	363,896

Long term portion	$1,986,345	$2,318,046

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

The aggregate principal repayments required in each of the next four years, assuming the promissory note is renewed under similar terms and conditions and the note payable is paid per the above, will be as follows:

Fiscal 2008	$ 63,125
Fiscal 2009	$ 367,806
Fiscal 2010	$ 72,768
Fiscal 2011	$ 77,015

At June 15, 2010 the promissory note amount of principal at renewal will be $1,890,589.  The promissory note has certain financial covenants.  The Company is in compliance with these covenants.

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

FEBRUARY 29, 2008

(Unaudited)

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

b)

Greenwood leases office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the company moved to a new location.  The new lease expires on January 31, 2009.  Unless terminated by Greenwood this new lease has automatic extensions through April 30, 2011.   For the six months ended February 29, 2008 and February 28, 2007 rental expense was $90,571 and $93,942, respectively.

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the six months ended February 29, 2008 and February 28, 2007 rental expense was $4,375 and $4,375, respectively.

Future minimum lease payments are as follows:

Fiscal 2008 (balance of the year)	$ 49,375
Fiscal 2009	$ 46,250
Fiscal 2010	$ 3,646

c)

The Company has a line of credit of $5,000,000 of which $300,000 is dedicated to standby letters of credit to support international transactions.  At February 29, 2008 the Company did not have a borrowing balance outstanding leaving $4,700,000 available to be borrowed.  At August 31, 2007 the company had a borrowing balance of $1,059 leaving $4,698,941 available to be borrowed.

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

FEBRUARY 29, 2008

(Unaudited)

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

Following is a summary of segmented information for the six month periods to the end of February:

	2008	2007
Sales to unaffiliated customers:
Industrial wood products	$ 15,368,770	$21,125,358
Lawn, garden, pet and other	9,041,561	6,316,941
Seed processing and sales	4,392,509	4,000,874
Industrial tools and clamps	543,550	476,326
	$ 29,346,390	$31,919,499
Income (loss) from operations:
Industrial wood products	$ 782,261	$ 442,369
Lawn, garden, pet and other	608,066	670,713
Seed processing and sales	184,114	81,383
Industrial tools and clamps	28,790	16,759
Unallocated overhead	(54,953)	(73,813)
	$ 1,548,278	$1,137,411
Identifiable assets:
Industrial wood products	$ 8,753,601	$9,148,960
Lawn, garden, pet and other	9,651,956	9,490,950
Seed processing and sales	1,726,194	1,692,075
Industrial tools and clamps	665,437	473,976
Unallocated overhead	167,513	190,935
	$ 20,964,701	$20,996,896

Depreciation and amortization:
Industrial wood products	$ 3,658	$ 23,073
Lawn, garden, pet and other	144,173	123,284
Seed processing and sales	5,944	2,796
Industrial tools and clamps	3,320	139
	$157,095	$149,292

Capital expenditures:
Industrial wood products	$ 10,761	$ 1,954
Lawn, garden, pet and other	18,027	15,182
Seed processing and sales	850	15,812
	$ 29,638	$ 32,948

Interest expense:
Lawn, garden, pet and other	$81,426	$125,599

The following table lists sales made by the Company to a customer which was in excess of 10% of total sales for the periods.

	Six Month Periods to
	the End of February
	2008	2007
Sales	$ -	$3,870,045

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 29, 2008

(Unaudited)

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States among a small number of customers.  At February 29, 2008 one customer accounted for over 10% of total accounts receivable at 15.2%.  At August 31, 2007 one customer accounted for over 10% of total accounts receivable at 14.8%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 29, 2008 there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $9,364,789.  For the six months ended February 28, 2007 there were two suppliers that each accounted for purchases greater than 10% of total purchases, and the aggregate purchases from these two suppliers amounted to $7,497,137.

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six Month
	Periods to
	the End of February
	2008	2007

Cash paid during the period for:
Interest	$99,924	$125,166
Income taxes	$1,045,000	$574,080

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2008 and August 31, 2007 and its results of operations and cash flows for the three month periods ended February 29, 2008 and February 28, 2007 in accordance with U.S. GAAP.  Operating results for the three month period ended February 29, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2008 and February 28, 2007

For the three months ended February 29, 2008, sales decreased $1,295,298 or 9% to $15,083,232 from $16,378,530 for the three months ended February 28, 2007.  Primarily this reflects a relatively large decrease in sales at Greenwood that was only partially offset by increases in sales at the other three business segments.

Sales at Greenwood were $7,161,443 for the three months ended February 29, 2008, which was a decrease of $3,140,148 or 44% compared to sales of $10,301,591 for the three months ended February 28, 2007.  A slowdown in the boat manufacturing industry, where much of Greenwood’s sales are targeted was a significant factor contributing to the decline in sales.  However, operating income at Greenwood was up $164,417 or 45% based on gross margin improvement and operating expense reduction.  Going forward this fiscal year depressed conditions in the boating industry will likely continue to be a challenge for Greenwood.

Sales at JCLC were $5,285,267 for the three months ended February 29, 2008, which was an increase of $1,403,652 or 27% compared to sales of $3,881,615 for the three months ended February 28, 2007.  The increase primarily reflects a significant increase in the sales of specialty metal products.  Operating income was up $37,575 or 8% based on the fact that the gross margin on the sale of the specialty metal products is significantly higher than on wood products sales.  Going forward the sale of specialty metal products should continue to increase very significantly.  Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.  Based on this seasonal pattern coupled with continued growth in the sales of specialty metal products we expect operating income in the final two quarters of this fiscal year to be much higher than in the first two quarters.

Sales at JCSC were $2,274,801 for the three months ended February 29, 2008, which was an increase of $293,924 or 13% compared to $1,980,877 for the three months ended February 28, 2007.  The increase in sales reflects a more intensive sales effort, and operating income was up $89,458.

Sales at MSI were $361,721 for the three months ended February 29, 2008, which was a increase of $147,274 or 41% compared to $214,447 for the three months ended February 28, 2007.  The increase reflects a more intensive sales effort.  However, operating income decreased by $252 in part based on higher personnel costs.

Gross margin for the three month period ended February 29, 2008 was 18.1% compared with 15.3% for the three months ended February 28, 2007.  This gross margin percentage improvement reflects the margin improvement that occurred at Greenwood along with the increasing sales of specialty metal products at JCLC, which have higher margins than wood products sales.

Operating expenses decreased by $60,902 from $1,907,261 for the three month period ended February 28, 2007 to $1,846,359 for the three month period ended February 29, 2008.  Selling, general, and administrative expenses decreased by $62,678, depreciation and amortization decreased by $3,353, and wages and benefits increased by $5,129.

Income tax expense for the three month period ended February 29, 2008 was $335,750 compared to $213,000 for the three month period ended February 28, 2007. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended February 29, 2008 was $513,198 or $.21 per diluted share compared to $321,348 or $.14 per diluted share for the three month period ended February 28, 2007, which is a 50% increase.

Six Months Ended February 29, 2008 and February 28, 2007

For the six months ended February 29, 2008, sales decreased $2,573,109 or 9% to $29,346,390 from $31,919,499 for the six months ended February 28, 2007.  Primarily this reflects a relatively large decrease in sales at Greenwood that was only partially offset by increases in sales at the other three business segments.

Sales at Greenwood were $15,368,770 for the six months ended February 29, 2008, which was a decrease of $5,756,588 or 37% compared to sales of $21,125,358 for the six months ended February 28, 2007.  A slowdown in the boat manufacturing industry, where much of Greenwood’s sales are targeted was a significant factor contributing to the decline in sales.  However, operating income at Greenwood was up $339,892 or 43% based on gross margin improvement and operating expense reduction.  Going forward this fiscal year depressed conditions in the boating industry will likely continue to be a challenge for Greenwood.

Sales at JCLC were $9,041,561 for the six months ended February 29, 2008, which was an increase of $2,724,620 or 30% compared to sales of $6,316,941 for the six months ended February 28, 2007.  The increase primarily reflects a significant increase in the sales of specialty metal products.  Reported operating income was down $62,647 or 10%.  However, the year ago period includes a $150,000 inventory reserve reversal, and if this is excluded then operating income for the current year was up $87,353 or 17% from the prior year.  Going forward the sale of specialty metal products should continue to increase very significantly.  Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.  Based on this seasonal pattern coupled with continued growth in the sales of specialty metal products we expect operating income in the final two quarters of this fiscal year to be much higher than in the first two quarters.

Sales at JCSC were $4,392,509 for the six months ended February 29, 2008, which was an increase of $391,635 or 9% compared to $4,000,874 for the six months ended February 28, 2007.  The increase in sales reflects a more intensive sales effort, and operating income was up $102,731.

Sales at MSI were $543,550 for the six months ended February 29, 2008, which was an increase of $67,224 or 12% compared to $476,326 for the six months ended February 28, 2007.  The increase reflects a more intensive sales effort.  Operating income increased by $12,031.

Gross margin for the six month period ended February 29, 2008 was 17.9% compared with 15.5% for the six months ended February 28, 2007.  If the $150,000 inventory reserve reversal that was reflected in the year ago period is excluded, then the gross margin in that period would have been 15.1%.  The improvement in gross margin percentage reflects the margin improvement that occurred at Greenwood along with the increasing sales of specialty metal products at JCLC, which have higher margins than wood products sales.

Operating expenses decreased by $112,693 from $3,823,203 for the six month period ended February 28, 2007 to $3,710,510 for the six month period ended February 29, 2008.  Selling, general, and administrative expenses decreased by $94,542, depreciation and amortization increased by $7,803, and wages and benefits decreased by $25,954.

Income tax expense for the six month period ended February 29, 2008 was $579,500 compared to $406,444 for the six month period ended February 28, 2007. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the six month period ended February 29, 2008 was $887,113 or $.37 per diluted share compared to $609,231 or $.26 per diluted share for the six month period ended February 28, 2007, which is a 42% increase.  If the $150,000 inventory reserve reversal that was reflected in the year ago period is excluded, then earnings per diluted share in that period would have been $.22, and the current year is a 68% increase over this level of adjusted earnings.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2008 the Company had working capital of $14,453,092, which represented an increase of $739,352 compared to working capital of $13,713,740 as of August 31, 2007.  The largest components of the change in working capital were a $346,054 increase in cash, a $983,621 increase in accounts receivable, a $1,070,184 decrease in inventory, and a $465,500 decrease in accrued income tax payable.

As of February 29, 2008 accounts receivable and inventory represented 95% of current assets and 82% of total assets.  For the three months ended February 29, 2008 the accounts receivable collection period or DSO was 37.1 days compared with 35.7 days for the three months ended February 28, 2007.  DSO for the six months ended February 29, 2008 was 36.6 days compared with 36.4 days for the six months ended February 28, 2007.  Inventory turnover for the three months ended February 29, 2008 was 70.1 days compared with 60.8 days for the three months ended February 28, 2007, and inventory turnover for the six months ended February 29, 2008 was 73.9 days compared with 61.1 days for the six months ended February 28, 2007.  The slowdown in inventory turnover in the latest three month and six month periods reflects a buildup of inventory in a particular product category at Greenwood that will be reduced significantly over the balance of the current fiscal year.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At February 29, 2008 the company did not have a balance outstanding leaving $4,700,000 available.  There was no outstanding balance at August 31, 2006.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.  As of February 29, 2008 prime was 6.00%, and the one month LIBOR rate plus 190 basis points was 5.03% (3.13% + 1.90%).

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the three month period ended February 29, 2008 was 1,781 shares, and for the six month period ended February 29, 2008 it was 3,859 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the three months and six months ended February 29, 2008 our top ten customers represented 46% and 45% of our total sales, respectively.  We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the marine, home improvement, and agricultural industries.

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

We are required to have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act by our year ending August 31, 2008.  However, we do not have to remediate material weaknesses, which the assessment identifies.  Furthermore, for the year ending August 31, 2009 our external auditors need to attest to the state of our Section 404 compliance.  However, it is our understanding that changes may be effected, which would delay the necessity for this audit until our year ending August 31, 2010.

We have retained the assistance of a consulting firm to help us complete the management assessment of internal controls and expect to have this completed in a timely way by our year ending August 31, 2008. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not identify any material weaknesses in connection with this process.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 29, 2008.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended February 29, 2008 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the period ended February 29, 2008 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures ..

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the period ended February 29, 2008 covered by this report , there were no significant deficiencies and material weaknesses in our Internal Controls.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: March 25, 2008

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  March 25, 2008

/s/  Terry D. Schumacher

Terry D. Schumacher, Chief Financial Officer