Form 10-Q
period 2008-05-31
JEWETT CAMERON TRADING CO LTD
filed 2008-07-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 shares outstanding at July 9, 2008.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2008

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31,	August 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 1,113,826	$ 257,131
Accounts receivable, net of allowances of $7,747 (August 31, 2007 - $15,396)	7,065,213	6,445,284
Inventory (note 3)	10,708,014	10,878,543
Prepaid expenses Prepaid income taxes	250,063 121,209	202,155 -

Total current assets	19,258,325	17,783,113

Property, plant and equipment, net (note 4)	1,891,614	2,033,671
Intangible assets, net (note 5)	756,373	815,132
Deferred income taxes (note 6)	119,700	119,700

Total assets	$22,026,012	$20,751,616

- Continued –

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31,	August 31,
	2008	2007
	(Unaudited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 7)	$ -	$ 1,059
Account payable	2,098,673	2,106,051
Accrued liabilities	1,324,750	1,424,610
Accrue d income taxes payable	-	173,757
Current portion of promissory note and note payable	366,689	363,896

Total current liabilities	3,790,112	4,069,373

Long term liabilities
Promissory note (note 8) Note payable (note 8)	1,968,117 -	2,018,046 300,000

Total long term liabilities	1,968,117	2,318,046
Total liabilities	5,758,229	6,387,419

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock ( n ote 9 )
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2007 - 2,384,792)	2,256,111	2,200,014
Additional paid-in capital	600,804	600,804
Retained earnings	13,410,868	11,563,379

Total stockholders’ equity	16,267,783	14,364,197

Total liabilities and stockholders’ equity	$22,026,012	$20,751,616

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended May 31,		Nine Month Periods Ended May 31,
	2008	2007	2008	2007

SALES	$17,664,365	$20,855,492	$47,010,755	$52,774,991

COST OF SALES	14,541,768	17,700,854	38,629,371	44,659,739

GROSS PROFIT	3,122,597	3,154,638	8,381,384	8,115,252

OPERATING EXPENSES
Selling, general and administrative expenses	163,127	743,090	1,604,254	2,278,760
Depreciation and amortization	77,887	84,676	234,983	233,968
Wages and employee benefits	1,302,001	1,018,768	3,414,288	3,157,009
	1,543,015	1,846,534	5,253,525	5,669,737

Income from operations	1,579,582	1,308,104	3,127,859	2,445,515

OTHER ITEMS
Gain on sale of property, plant and equipment	16,500	6,787	16,115	6,787
Interest and other income	507	(3,863)	653	-
Interest expense	(69,463)	(65,130)	(150,888)	(190,729)
	(52,456)	(62,206)	(134,120)	(183,942)

Income before income taxes	1,527,126	1,245,898	2,993,739	2,261,573

Income taxes	566,750	489,001	1,146,250	895,445

Net income	$ 960,376	$ 756,897	$ 1,847,489	$1,366,128

Basic earnings per common share	$ .40	$ .32	$ .77	$ .57

Diluted earnings per common share	$ .40	$ .32	$ .77	$ .57

Weighted average number of common shares outstanding:
Basic	2,390,977	2,377,289	2,390,232	2,377,289
Diluted	2,391,093	2,378,353	2,391,284	2,379,193

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	Of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2007	2,384,792	$2,200,014	$600,804	$11,563,379	$14,364,197

Net income	-	-	-	1,847,489	1,847,489

Issuance of stock	6,185	56,097	-	-	56,097
May 31, 2008	2,390,977	$2,256,111	$600,804	$13,410,868	$16,267,783

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Periods Ended
	May 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,847,489	$ 1,366,128
Items not involving an outlay of cash:
Depreciation and amortization	234,983	233,968
(Gain) loss on sale of property, plant and equipment	(16,115)	(6,787)
Deferred income taxes	-	(400)
Stock based compensation expense	-	26,389
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(619,929)	476,124
(Increase) decrease in inventory	170,529	(675,964)
(Increase) decrease in prepaid expenses	(47,908)	(47,800)
Increase (decrease) in accounts payable and accrued liabilities	(107,239)	(649,676)
Increase (decrease) in accrued income taxes	(294,966)	(20,023)

Net cash provided by (used in) operating activities	1,166,844	701,959
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	(1,059)	-
Promissory note	(47,134)	(44,502)
Note payable	(300,000)	600,000
Proceeds from issuance of stock	56,097	-
Net cash provided by (used in) financing activities	(292,096)	555,498
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(34,553)	(70,223)
Purchase of intangible assets and other Proceeds from sale of property, plant and equipment	- 16,500	(872,700) 6,787
Net cash provided by (used in) investing activities	(18,053)	(936,136)

Net increase (decrease) in cash and cash equivalents	856,695	321,321

Cash and cash equivalents, beginning of period	257,131	146,810

Cash and cash equivalents, end of period	$ 1,113,826	$ 468,131

Supplemental disclosure with respect to cash flows (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.  At May 31, 2008 and August 31, 2007, cash and cash

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

(Unaudited)

equivalents consisted of cash held at a financial institution.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents and manufacturing rights.  Amortization is calculated using the straight-line method over the remaining lives of 117 months and 129 months, respectively, and are reviewed annually for impairment.

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

MAY 31, 2008

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

The earnings per share data for the periods ended as follows:

	Three Month Periods to		Nine Month Periods to
	May 31,		May 31,
	2008	2007	2008	2007
Net income	$960,376	$756,897	$1,847,489	$1,366,128

Basic earnings per share weighted average number of common shares outstanding	2,390,977	2,377,289	2,390,232	2,377,289

Effect of dilutive securities stock options	116	1,064	1,052	1,904

Diluted earnings per share weighted average number of common shares outstanding	2,391,093	2,378,353	2,391,284	2,379,193

Stock-Based Compensation

The Company follows SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations. All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted in the nine months ended May 31, 2008.  The Company recorded pre-tax expense of $ 26,389, which is reflected in selling, general and administrative expenses, in the nine months ended May 31, 2007 related to the granting of options to three directors of the Company.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

(Unaudited)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value during the three and nine month periods as follows:

	Three Month Periods to		Nine Month Periods to
	May 31,		May 31,
	2008	2007	2008	2007
Options granted	-	-	-	22,500
Weighted-average fair value of option granted	-	-	-	$1.17
Compensation expense recorded (pre-tax)	-	-	-	$26,389
Assumptions:
Dividends	-	-	-	-
Risk-free interest rate	-	-	-	3.50%
Expected volatility	-	-	-	38.25%
Expected option life	-	-	-	1 year

Stock option activity during the nine month period ended May 31, 2008 is as follows:

Total
	Number	Weighted
	Of	Average
	Options	Exercise Price

Balance, at August 31, 2007	15,000	$7.06
Granted	-	-
Exercised	-	-
Forfeited	(15,000)	7.06
Balance, at May 31, 2008	-	-

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

MAY 31, 2008

(Unaudited)

Promissory note - the fair value of the promissory note is determined by discounting the future contractual cash flows under current financing arrangements at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and maturity.

The estimated fair values of the Company's financial instruments follows:

	May 31, 2008		August 31, 2007 (Audited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$1,113,826	$1,113,826	$ 257,131	$ 257,131
Accounts receivable	7,065,213	7,065,213	6,445,284	6,445,284
Bank indebtedness	-	-	1,059	1,059
Accounts payable and accrued liabilities	3,423,423	3,423,423	3,530,661	3,530,661
Promissory note	2,034,806	1,986,932	2,081,942	1,972,517
Note payable	300,000	311,349	600,000	600,000

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

MAY 31, 2008

(Unaudited)

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

3.

INVENTORY

A summary of inventory follows:

	May 31, 2008	August 31, 2007 (Audited)

Wood products and metal products	$9,533,973	$10,075,311
Industrial tools	644,071	419,761
Agricultural seed products	529,970	383,471

	$10,708,014	$10,878,543

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment follows:

	May 31, 2008	August 31, 2007 (Audited)

Office equipment	$ 643,350	$ 626,586
Warehouse equipment	1,162,920	1,287,051
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,379,289	4,486,656

Accumulated depreciation	(2,487,675)	(2,452,985)

Net book value	$ 1,891,614	$ 2,033,671

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

5.

INTANGIBLE ASSETS

A summary of intangible assets follows:

Patent Other	May 31, 2008 $ 850,000 27,010	August 31, 2007 (Audited) $ 850,000 27,010
	877,010	877,010

Accumulated amortization	(120,637)	(61,878)

Net book value	$ 756,373	$ 815,132

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

MAY 31, 2008

(Unaudited)

7.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness follows:

	February 29, 2008	August 31, 2007
(Audited)
Demand loan – line of credit	$ -	$ 1,059

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points.  Because it was cumbersome to use the LIBOR based borrowing, the effective borrowing rate was prime.  Starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is based solely on the one month LIBOR rate plus 190 basis points.  As of May 31, 2008 prime was 5.00%, and the one month LIBOR rate plus 190 basis points was 4.40% (2.50% + 1.90%).

8.

LONG TERM LIABILITIES

The carrying amounts are as follows:

	May 31, 2008	August 31, 2007 (Audited)

Promissory note due June 15, 2010 bearing interest at 6.52% per annum (monthly payments of $16,601)	$2,034,806	$2,081,942
Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008, which has been paid, and the remainder due January 15, 2009	300,000	600,000

	2,334,806	2,681,942
Less current portion:
Promissory note	66,689	63,896
Note payable	300,000	300,000
	366,689	363,896

Long term portion	$1,968,117	$2,318,046

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

Fiscal 2008	$ 63,126
Fiscal 2009	$ 367,806
Fiscal 2010	$ 72,775
Fiscal 2011	$ 77,491

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

(Unaudited)

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

b)

Greenwood leases office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the company moved to a new location.  The new lease expires on January 31, 2009.  Unless terminated by Greenwood this new lease has automatic extensions through April 30, 2011.   For the nine months ended May 31, 2008 and 2007 rental expense was $108,685 and $154,565, respectively.

JCLC leases office premises pursuant to an operating lease which expires in January 31, 2010.  For the nine months ended May 31, 2008 and 2007 rental expense was $6,563 and $6,563, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

(Unaudited)

Future minimum lease payments are as follows:

Fiscal 2008 (balance of the year)	$ 24,688
Fiscal 2009	$ 46,250
Fiscal 2010	$ 3,646

c)

The Company has a line of credit of $5,000,000 of which $300,000 is dedicated to standby letters of credit to support international transactions.  At May 31, 2008 the Company did not have a borrowing balance outstanding leaving $4,700,000 available to be borrowed.  At August 31, 2007 the Company had a borrowing balance of $1,059 leaving $4,698,941 available to be borrowed.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

(Unaudited)

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

Following is a summary of segmented information for the nine month periods to the ended May 31:

	2008	2007
Sales to unaffiliated customers:
Industrial wood products	$ 22,908,955	$ 32,153,736
Lawn, garden, pet and other	17,901,504	14,533,573
Seed processing and sales	5,398,978	5,296,785
Industrial tools and clamps	801,318	790,897
	$ 47,010,755	$ 52,774,991
Income (loss) from operations:
Industrial wood products	$ 1,094,089	$ 790,802
Lawn, garden, pet and other	1,868,911	1,531,858
Seed processing and sales	186,844	220,204
Industrial tools and clamps	60,391	1,595
Unallocated overhead	(82,376)	(98,944)
	$ 3,127,859	$ 2,445,515
Identifiable assets:
Industrial wood products	$ 7,350,639	$ 8,460,413
Lawn, garden, pet and other	13,192,657	9,638,804
Seed processing and sales	530,965	801,669
Industrial tools and clamps	804,622	459,301
Unallocated overhead	147,129	142,691
	$ 22,026,012	$ 19,502,877

Depreciation and amortization:
Industrial wood products	$ 4,911	$ 28,390
Lawn, garden, pet and other	216,108	199,974
Seed processing and sales	8,984	5,296
Industrial tools and clamps	4,980	308
	$234,983	$233,968

Capital expenditures:
Industrial wood products	$ 10,762	$ 1,954
Lawn, garden, pet and other	20,527	22,725
Seed processing and sales Industrial tools	3,264 -	43,244 2,300
	$ 34,553	$ 70,223

Interest expense:
Lawn, garden, pet and other	$150,888	$190,729

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

MAY 31, 2008

(Unaudited)

The following table lists sales made by the Company to a customer which was in excess of 10% of total sales for the periods.

	Nine Month Periods Ended
	May 31
	2008	2007
Sales	$ -	$5,859,696

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States among a small number of customers.  At May 31, 2008 two customer accounted for over 10% of total accounts receivable at 28.0%.  At August 31, 2007 one customer accounted for over 10% of total accounts receivable at 14.8%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2008 there were two suppliers that each accounted for greater than 10% of total purchases, and their aggregate purchases amounted to 41.9% of total purchases.  For the nine months ended May 31, 2007 there were two suppliers that each accounted for purchases greater than 10% of total purchases, and their aggregate purchases amounted to 34.1% of total purchases.

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine Month
	Periods Ended
	May 31
	2008	2007

Cash paid during the period for:
Interest	$166,190	$193,458
Income taxes	$1,441,216	$911,170

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2008 and August 31, 2007 and its results of operations and cash flows for the three month periods ended May 31, 2008 and May 31, 2007 in accordance with U.S. GAAP.  Operating results for the three month period ended May 31, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2008.

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

The industrial tools and clamps segment reflects the business of MSI-PRO (MSI), a wholly owned subsidiary of JCLC.  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades.  These products are primarily sold to retailers that in turn sell to contractors and end users.

RESULTS OF OPERATIONS

Reclassifications

Based on a recent review of the Company’s operations certain expense reclassifications are reflected in the operating results for the nine months ended May 31, 2008.  As a result of making these reclassifications certain line items in the income statement for the three months ended May 31, 2008 are less comparable, when compared with previous quarterly results.

The reclassifications include sales; cost of sales; selling, general and administrative expense; and wages and employee benefits.  However, these reclassifications have no effect on income for the three months and nine months periods ended May 31, 2008, nor were these reclassifications considered significant in the aggregate.

Three Months Ended May 31, 2008 and May 31, 2007

For the three months ended May 31, 2008, sales decreased $3,191,127 to $17,664,365 from $20,855,492 for the three months ended May 31, 2007.  Primarily this reflects a relatively large decrease in sales at Greenwood that was only partially offset by an increase in sales at JCLC. Also, $974,759 of the decline is related to the reclassifications.  Excluding the effect of the reclassification sales were down 11% from the prior year.

Sales at Greenwood were $7,540,185 for the three months ended May 31, 2008, which was a decrease of $3,488,193 compared to sales of $11,028,378 for the three months ended May 31, 2007.  A slowdown in the boat manufacturing industry, where much of Greenwood’s sales are targeted was a significant factor contributing to the decline in sales.  Also, $234,575 of the declince is related to the reclassifications, and excluding the effect of the reclassifications sales were down 30% from the prior year.  Operating income at Greenwood was down $36,605 or 11% in line with the sales decline.  Going forward this fiscal year depressed conditions in the boating industry will likely continue to be a challenge for Greenwood.  Also, beginning in July 2008 various boat manufacturing companies that are owned by Brunswick Corporation will start to conclude the buying they have been doing from Greenwood.  These companies include U.S. Marine, which in recent years has been one of Greenwood and Jewett-Cameron’s largest customers.  Greenwood has been selling to the Brunswick group of companies under a two year contract, which ended June 30, 2008, and in bidding for a new two year contract Greenwood was not selected to be Brunswick’s plywood supplier.  The Brunswick business generated a relatively low gross margin.  However, it was profitable, and the loss of this group of customers will negatively impact profitability going forward.  On the other hand, a relatively large amount of inventory was required to support these customers, and the liquidation of this inventory will improve our cash position and improve Greenwood’s return on assets.

Sales at JCLC were $8,859,943 for the three months ended May 31, 2008, which was an increase of $643,311 compared to sales of $8,216,632 for the three months ended May 31, 2007.  The increase primarily reflects a significant increase in the sales of specialty metal products.  Also, the reclassifications reduced sales in the quarter by $740,184 and excluding the effect of the reclassifications sales were up 17% from the prior year. Operating income was up $425,691 or 49% based on the fact that the gross margin on the sale of the specialty metal products is significantly higher than on wood products sales.  Going forward the sale of specialty metal products should continue to increase very significantly.  Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.  This was evident in the third quarter, which just ended, and the fourth quarter should also be strong.

Sales at JCSC were $1,006,469 for the three months ended May 31, 2008, which was decrease of $289,442 or 22% compared to $1,295,911 for the three months ended May 31, 2007.  Operating income declined by $160,211 to a loss of $21,390.

Sales at MSI were $257,768 for the three months ended May 31, 2008, which was a decrease of $56,803 or 18% compared to $314,571 for the three months ended May 31, 2007.  Operating income increased from a small loss a year ago to a small profit in the current year.

Gross margin for the three month period ended May 31, 2008 was 17.7% compared with 15.1% for the three months ended May 31, 2007.  Without the reclassifications, which reduced sales and reduced cost of sales, gross margin in the current year would have been 18.1%.  This gross margin percentage improvement primarily reflects the increasing sales of specialty metal products at JCLC, which have higher margins than most of our other sales.

Operating expenses decreased by $303,519 from $1,846,534 for the three month period ended May 31, 2007 to $1,815,272 for the three month period ended May 31, 2008.  However, $245,400 of the decrease was based on the reclassifications, and without the reclassifications operating expenses were down by $58,119.  Without the reclassifications selling, general, and administrative expenses decreased by $65,894, depreciation and amortization decreased by $6,788, and wages and benefits increased by $14,563

Interest expense increased by $4,332 from $65,130 for the three month period ended May 31, 2007 to $69,462 for the three month period ended May 31, 2008.  The interest expense in the current year includes $32,149, which was paid at the conclusion of a tax audit related to the year ended August 31, 2006.  Without this unusual payment, interest expense would have been lower in the current year compared with the prior year.

Income tax expense for the three month period ended May 31, 2008 was $567,819 compared to $489,001 for the three month period ended May 31, 2007.  The Company estimates income tax expense based on combined federal and state rates that are currently in effect.

Net income for the three month period ended May 31, 2008 was $961,178 or $.40 per diluted share compared to $756,897 or $.32 per diluted share for the three month period ended May 31, 2007, which is a 26% increase.  This most recent quarter is the most profitable quarter in the Company’s history.

Nine Months Ended May 31, 2008 and May 31, 2007

For the nine months ended May 31, 2008, sales decreased $5,764,236 to $47,010,755 from $52,774,991 for the nine months ended May 31, 2007.  Primarily this reflects a relatively large decrease in sales at Greenwood that was only partially offset by increases in sales at the other three business segments.  Also, $974,759 of the decline is related to the reclassifications.  Excluding the effect of the reclassification sales were down 9% from the prior year.

Sales at Greenwood were $22,908,955 for the nine months ended May 31, 2008, which was a decrease of $9,244,781 compared to sales of $32,153,736 for the nine months ended May 31, 2007.  A slowdown in the boat manufacturing industry, where much of Greenwood’s sales are targeted was a significant factor contributing to the decline in sales.  Also, $234,575 of the decline is related to the reclassifications, and excluding the effect of the reclassifications sales were down 28% from the prior year.   However, operating income at Greenwood was up $303,287 or 38% based on gross margin improvement and operating expense reduction.

Sales at JCLC were $17,901,504 for the nine months ended May 31, 2008, which was an increase of $3,367,931 compared to sales of $14,533,573 for the nine months ended May 31, 2007.  The increase primarily reflects a significant increase in the sales of specialty metal products.  Also, the reclassifications reduced sales in the quarter by $740,184 and excluding the effect of the reclassifications sales were up 28% from the prior year.   The year ago period includes a $150,000 inventory reserve reversal, and if this is excluded then operating income for the current year was up $513,044 or 37% from the prior year.

Sales at JCSC were $5,398,978 for the nine months ended May 31, 2008, which was an increase of $102,193 or 2% compared to $5,296,785 for the nine months ended May 31, 2007.  Operating income declined by $57,480.

Sales at MSI were $801,318 for the nine months ended May 31, 2008, which was an increase of $10,421 or 1% compared to $790,897 for the nine months ended May 31, 2007.  Operating income increased by $58,796.

Gross margin for the nine month period ended May 31, 2008 was 17.8% compared with 15.4% for the nine months ended May 31, 2007.  Without the reclassifications, which reduced sales and reduced cost of sales, gross margin in the current period would have been 18.0%.  Also, if the $150,000 inventory reserve reversal that was reflected in the year ago period is excluded, then the gross margin in that period would have been 15.1%.  The improvement in gross margin percentage reflects the margin improvement that occurred at Greenwood along with the increasing sales of specialty metal products at JCLC, which have higher margins than wood products sales.

Operating expenses decreased by $416,212 from $5,669,737 for the nine month period ended May 31, 2007 to $5,253,525 for the nine month period ended May 31, 2008.  However, $245,400 of the decrease was based on the reclassifications, and without the reclassifications operating expenses were down by $170,812.  Without the reclassifications selling, general, and administrative expenses decreased by $160,436, depreciation and amortization increased by $1,015, and wages and benefits decreased by $11,391.

Income tax expense for the nine month period ended May 31, 2008 was $1,147,319 compared to $895,445 for the nine month period ended May 31, 2007. The Company estimates income tax expense based on combined federal and state rates that are currently in effect.

Net income for the nine month period ended May 31, 2008 was $1,848,291 or $.77 per diluted share compared to $1,366,128 or $.57 per diluted share for the nine month period ended May 31, 2007, which is a 35% increase.  If the $150,000 inventory reserve reversal that was reflected in the year ago period is excluded, then earnings per diluted share in that period would have been $.54, and the current year is a 43% increase over this level of adjusted earnings.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2008 the Company had working capital of $15,468,213, which represented an increase of $1,754,473 compared to working capital of $13,713,740 as of August 31, 2007.  The largest components of the change in working capital were a $856,695 increase in cash, a $619,929 increase in accounts receivable, and a $294,966 decrease in accrued income tax payable.

As of May 31, 2008 accounts receivable and inventory represented 92% of current assets and 81% of total assets.  For the three months ended May 31, 2008 the accounts receivable collection period or DSO was 35.5 days compared with 29.7 days for the three months ended May 31, 2007.  DSO for the nine months ended May 31, 2008 was 36.1 days compared with 33.7 days for the nine months ended May 31, 2007.  Inventory turnover for the three months ended May 31, 2008 was 58.7 days compared with 50.1 days for the three months ended May 31, 2007, and inventory turnover for the nine months ended May 31, 2008 was 68.0 days compared with 56.7 days for the nine months ended May 31, 2007.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At May 31, 2008 the company did not have a balance outstanding leaving $4,700,000 available.  As of August 31, 2007 the borrowing balance was $1,059.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.  As of May 31, 2008 prime was 5.00%, and the one month LIBOR rate plus 190 basis points was 4.40% (2.50% + 1.90%).

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the three month period ended May 31, 2008 was 1,659 shares, and for the nine month period ended May 31, 2008 it was 3,159 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

Risks Related to Our Business

We could experience a decrease in the demand for our products resulting in lower sales volumes, which would give us less capital with which to operate.

In the past at times we have experienced decreasing products sales with certain customers.  The reasons for this can be generally attributed to factors such as competition, wood products prices, and interest rates.  If economic conditions deteriorate or if consumer preferences change, we could experience a significant decrease in profitability.

If our top customers were lost and could not be replaced.

For the three months and nine months ended May 31, 2008 our top ten customers represented 56.3% and 47.6% of our total sales, respectively.  We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the marine, home improvement, and agricultural industries.

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

We are required to have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act by our year ending August 31, 2008.  Furthermore, for the year ending August 31, 2010 our external auditors need to attest to the state of our Section 404 compliance.

We have retained the assistance of a consulting firm and a sole practitioner consultant to help us complete the management assessment of internal controls and expect to have this completed in a timely way by our year ending August 31, 2008. Although we believe our internal controls are operating effectively, we cannot guarantee that we will not identify any material weaknesses in connection with this process.

Compliance with the requirements of Section 404 is relatively expensive and time-consuming. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2008.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended May 31, 2008 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the period ended May 31, 2008 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures ..

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the period ended May 31, 2008 covered by this report , there were no material weaknesses in our Internal Controls.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: July 9, 2008

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  July 9, 2008

/s/  Terry D. Schumacher

Terry D. Schumacher, Chief Financial Officer