Form 10-K
period 2008-08-31
JEWETT CAMERON TRADING CO LTD
filed 2008-11-12
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended  AUGUST 31, 2008

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

[ ] Yes       [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   August 31, 2008 = $17,932,327.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 24, 2008: 2,390,977

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2008

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

These factors include, but are not limited to the fact that the Company is in a highly competitive business and may seek additional financing to expand its business, and are set forth in more detail elsewhere in this Annual Report, including in the sections, ITEM 1A, “Risk Factors”, and ITEM 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Company’s operations are classified into four reportable segments, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools and clamps

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood), a wholly owned subsidiary of Jewett-Cameron Lumber Corporation (JCLC).  Greenwood is a processor and distributor of industrial wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Lumber Corporation, which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products. Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCLC uses contract manufacturers to make the specialty metal products.  Some of the products that JCLC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

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

Total Company sales were approximately $64 million and $69 million during fiscal years ended August 31, 2008 and 2007 respectively.

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

The Company’s authorized capital includes 30,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of August 31, 2008 there were 2,390,977 common shares outstanding. As of October 24, 2008, there were 2,390,977 common shares outstanding. The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are also listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Narrative Description of Business

The Company’s operations are classified into four segments.  Sales, income from operations, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the footnotes to the financial statements.

Industrial Wood Products - Greenwood

Greenwood operates out of leased office space located in a suburb of Portland, Oregon.  This business involves the wholesale distribution of a variety of specialty wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.

During fiscal 2008 and 2007 sales to boat manufacturers represented approximately 59% and 67% respectively of total segment sales.  Likewise, Greenwood’s total sales for fiscal 2008 and 2007 were 44% and 59% respectively of total Company sales.

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

Lawn, Garden, Pet and Other - JCLC

JCLC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes an office, a warehouse, a paved yard, and a remanufacturing plant.  This business is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCLC uses contract manufacturers to make the specialty metal products.  Some of the products that JCLC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

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

JCLC owns the patents and manufacturing rights connected with the Adjust-A-Gate products, which are the gate support systems for wood, vinyl, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these products.  JCLC also has one licensing agreement which covers the licensing of imported products and another which involves the use of a license to market pet products.

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

JCSC has no backlog of sales orders.

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

Customer Concentration

The top ten customers were responsible for 51% and 44% of total Company sales for the years ended August 31, 2008 and August 31, 2007 respectively.  Also, the Company’s single largest customer was responsible for 8% and 11% of total Company sales for the years ended August 31, 2008 and August 31, 2007 respectively.

Reclassifications

Certain reclassifications of sales and expenses have been made to prior financial statements to conform to the classifications in the current year.  Consequently sales and expenses in the 10-K for the prior year and in prior 10-Q’s are not directly comparable to the figures shown in the 10-K for the year ended August 31, 2008.  The reclassifications affect sales; cost of sales; selling, general and administrative expenses; and wages and employee benefits.  However, the reclassifications have no affect on income from operations or net income.

Employees

As of August 31, 2008, the Company employed 60 people.  By segment these employees were located as follows: Greenwood 12, JCLC 27, JCSC 13, and MSI 8.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the officers of the Company are employed by JCLC.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock was 1,723 shares on NASDAQ for the year ended August 31, 2008 and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2008 our top ten customers represented 51% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the marine and retail home improvement industries.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2008.  Based on this process we did not identify any material weaknesses.  Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32775 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 40,000 square feet of covered space (6,000 office, 10,000 manufacturing, and 24,000 warehouse), a little over three acres of paved yard space, and was completed in October 1995.  The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base for JCLC and MSI.

The property associated with JCSC, which is owned, consists of a little over 13 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  The Company also leases a seed testing lab located at 31895 Hillcrest Street, North Plains, OR 97133. The facility is 2,000 square feet and provides testing facilities for JCSC.  The lease expires January 31, 2010, and includes an option to buy the property.  The Company pays a $729 monthly lease payment.

Greenwood, functions out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  The lease expires January 31, 2009 with extensions at Greenwood’s option through April 30, 2011. The Company pays a $7,500 monthly lease payment.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing
Monthly

9/30/08	15,900	$7.33	$6.00	$6.66
Quarterly
8/31/08	85,590	$7.89	$6.58	$7.34
5/31/08	104,529	$7.77	$6.56	$7.05
2/29/08	108,618	$9.37	$6.50	$7.75
11/30/07	377,669	$10.48	$7.25	$7.50

8/31/07	507,672	$12.10	$7.16	$9.15
5/31/07	353,549	$11.35	$6.71	$8.29
2/28/07	743,174	$10.00	$6.21	$7.50
11/30/06	1,216,641	$10.31	$6.70	$10.00

Yearly
8/31/08	432,286	$10.48	$6.50	$7.34
8/31/07	2,821,036	$12.10	$6.21	$9.15
8/31/06	10,418,550	$12.77	$5.21	$7.26
8/31/05	1,326,299	$7.31	$3.33	$5.99
8/31/04	277,350	$4.13	$2.73	$3.99

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

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Canadian Dollars)

Period Ended	Volume	High	Low	Last
Monthly

9/30/08	100	$7.50	$7.00	$7.00
Quarterly
8/31/08	5,500	$7.75	$6.49	$7.50
5/31/08	100	$7.75	$6.60	$7.75
2/29/08	1,400	$8.00	$6.60	$6.60
11/30/07	700	$9.39	$7.55	$7.55

8/31/07	11,708	$11.67	$7.50	$9.50
5/31/07	10,135	$10.80	$7.00	$8.88
2/28/07	20,318	$11.57	$7.00	$8.69
11/30/06	23,196	$11.33	$7.33	$11.23

Yearly
8/31/08	7,700	$9.39	$6.49	$7.50
8/31/07	65,357	$11.67	$7.00	$9.50
8/31/06	97,500	$13.92	$6.13	$8.00
8/31/05	59,013	$8.21	$4.17	$7.03
8/31/04	29,550	$5.33	$3.85	$5.33

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On October 24, 2008 there were 2,390,977 of the Company’s common shares outstanding.

Dividends

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain earnings for use in its operations, expansion of its business, and the possible repurchase of Company shares.  There are no restrictions that limit the ability of the Company to pay dividends on common equity or that are likely to do so in the future.

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

During fiscal August 31, 2008 and 2007 the Company issued 6,185 and 0 shares respectively pursuant to its funding of the Employee Stock Option Plan (“ESOP”).  The Company relied on the exemption under Regulation 4.2.

Purchases of equity securities by the issuer and affiliated purchasers

The Company has in the past purchased its common stock in the open market using a normal course issuer bid with the intent of subsequently canceling the shares.  Canadian regulations limit such purchases to 10% of the public float as of the date of Toronto Stock Exchange approval.  During the fiscal years ended August 31, 2008 and 2007 no shares were repurchased.

ITEM 6.  SELECTED FINANCIAL DATA

--- No Disclosure Necessary for Smaller Reporting Companies ---

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s operations are classified into four reportable segments as follows:

•

Industrial wood products (Greenwood) – Distribution of specialty wood products.

•

Lawn, garden, pet and other (JCLC) – Wholesaling of wood products and manufacturing and distribution of specialty metal products.

•

Seed processing and sales (JCSC) – Processing and distribution of agricultural seed.

•

Industrial tools and clamps (MSI) – Importing and distribution of products including pneumatic air tools, industrial clamps, and saw blades.

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2008 and fiscal 2007.  (Figures are thousands of dollars except per share amounts.)

	For the Year Ended August 31, 2008
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$14,006	$14,774	$18,231	$17,310	$64,321
Gross profit	2,489	2,640	3,253	3,007	11,389
Net income	374	513	960	763	2,610
Basic earnings per share	$0.16	$0.21	$0.40	$.32	$1.09
Diluted earnings per share	$0.16	$0.21	$0.40	$.32	$1.09

	For the Year Ended August 31, 2007
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$15,338	$16,067	$20,473	$17,160	$69,038
Gross profit	2,375	2,384	3,034	3,325	11,118
Net income	288	321	757	929	2,295
Basic earnings per share	$0.12	$0.13	$0.32	$0.39	$0.96
Diluted earnings per share	$0.12	$0.13	$0.32	$0.39	$0.96

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2008 and August 31, 2007

Sales were $64,321,034 for 2008, which was a decrease of $4,717,430 or 7% compared to sales of $69,038,464 for 2007.  Primarily this reflects a relatively large decrease in sales at Greenwood, which was only partially offset by a relatively large increase in sales at JCLC.

Gross margin for 2008 was 17.7% compared with 16.1% in 2007.  The margin improvement primarily reflects the fact that specialty metal products, which are manufactured and sold by JCLC, have a much higher gross margin than the other products that the Company sells, and metal products sales were a larger part of total sales than in the prior year.  These metal products represented approximately 30% of total Company sales in 2008 compared with about 21% in the prior year.  Also, there were some unusual items that favorably affected gross margin in 2007.  These unusual items were an inventory reserve reversal in the first quarter of the year of $150,000 and the booking of rebates from a supplier for a total of $222,448 in the second and third quarters.  Gross margin in 2007 excluding these unusual items was 15.6%.

Operating expenses decreased by $77,281 from $7,093,200 in 2007 to $7,015,919 in 2008.  Most of this change resulted from a $64,620 decrease in selling, general and administrative expenses.  Depreciation and amortization expense and wages and benefits were relatively unchanged.

Interest expense decreased by $44,962 from $234,589 in 2007 to $189,627 in 2008.  The decrease mainly resulted from a lower level of borrowing.

The effective income tax rate for 2008 was 38.0% compared with a rate of 39.6% in 2007.  The Company calculates income tax expense based on combined federal and state rates that are currently in effect, and the rate in 2008 is close to the statutory rate.

Net income for 2008 was $2,610,134 or $1.09 per diluted share compared with $2,294,855 or $.96 per diluted share in 2007.  However, net income in 2007 included several unusual items.  These included the reversal of an inventory reserve, rebates from a supplier, and the reversal of another sizable accrued expense that had been accrued in the prior year and was subsequently determined to not be needed.  The effect of these items was an increase in earnings of $.11 per diluted share in 2007, and earnings without these items were $.85 per diluted share.  Earnings per share of $1.09 for 2008 were a 28% increase over the comparable figure for 2007.

Industrial Wood Products - Greenwood

Sales at Greenwood were $27,988,051 for 2008, which was a decrease of $12,730,231 or 31% compared to sales of $40,718,282 for 2007.  Sales of plywood to boat manufacturers represented approximately 59% and 67% of Greenwood’s total sales during 2008 and 2007 respectively, and demand from these kind of customers has been severely affected by weak economic conditions.  Furthermore, Greenwood lost a major group of boat manufacturing customers, when a two year contract came up for renewal at June 30, 2008.  Also contributing to the decline in sales was the departure of some traders.  New traders have been hired, but the net effect has been a reduction in sales.

Operating income at Greenwood was $1,017,534 in 2008, which was a decrease of $119,414 or 11% compared to operating income of $1,136,948 in 2007.  The decline in operating income reflects the decrease in sales coupled with a sizable inventory write-down, but the percentage decline in operating income is significantly less than the percentage decline in sales.  This is based on margin improvement and operating expense control.

In the coming year depressed conditions in the overall economy and in the boating industry in particular will likely be a significant challenge for all suppliers in the industry including Greenwood.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $27,840,099 for 2008, which was an increase of $7,568,227 or 37% compared to sales of $20,271,872 for 2007. This reflects a sizable increase in the sales of both metal products and wood products.  The following table shows a breakdown between these two product categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2008

19.2

8.6

27.8

69%

31%

100%

2007

14.8

5.5

20.3

73%

27%

100%

Operating income at JCLC was $3,081,984 in 2008, which was an increase of $339,999 compared to operating income of $2,741,985 in 2007.  However, operating income in 2007 included unusual items totaling $437,448.  These items were an inventory reserve of $150,000 that was booked in 2006 and reversed in 2007, rebates from a supplier for $222,448, and an expense accrual for $65,000 in 2006 that was reversed in 2007, based on a determination that no liability exists.  Operating income in 2007 excluding these items was $2,304,537.  Therefore, operating income actually increased by $777,447 or 34% in 2008 compared to 2007.  This improvement in operating income reflects the higher level of overall segment sales and particularly the increase in metal products sales, which have a higher gross margin than wood products sales.

The outlook in the coming year appears favorable for JCLC particularly for metal products sales.

Seed Processing and Sales - JCSC

Sales at JCSC were $7,357,195 for 2008 compared to $6,984,412 for 2007, which was an increase of $372,783 or 5%.

Operating income at JCSC was $265,670 in 2008 compared to $183,991, which was an increase of $81,679 or 44%.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,135,689 for 2008 compared to $1,063,898 for 2007, which was an increase of $71,791 or 7%.

Operating income at MSI was $113,346 in 2008 compared with $78,896 in 2007, which was an increase of $34,450 or 44%.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2008

As of August 31, 2008 the Company had working capital of $16,186,529, which represented an increase of $2,472,789 compared to working capital of $13,713,740 as of August 31, 2007.  The largest changes affecting working capital were an increase in cash of $5,501,348, a decrease in accounts receivable of $1,039,423, a decrease in inventory of $2,810,259, and a decrease in accounts payable of $520,207.  Changes in other current assets and current liabilities increased working capital by $300,916.  The ratio of current assets to current liabilities or current ratio was 6.06 reflecting a very high degree of liquidity.

The relatively large increase in cash was primarily based on good profitability, the reduction in accounts receivable and inventory, and the necessity for only minimal capital spending.

For the year ended August 31, 2008 the accounts receivable collection period or DSO was 36.0 days compared with 34.3 days for the year ended August 31, 2007.  Inventory turnover for the year ended August 31, 2008 was 67.8 days compared with 59.9 days for the year ended August 31, 2007.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At August 31, 2008 the company had no borrowing balance leaving $4,700,000 available.  At August 31, 2007 the borrowing balance was $1,059.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.  As of August 31, 2008 the one month LIBOR rate plus 190 basis points was 4.39% (2.49% + 1.90%).

The Company has a promissory note payable to U.S. Bank with a balance of $2,018,811 as of August 31, 2008.  This loan is secured by the property at the Company’s headquarters location in North Plains, Oregon.  The interest rate on this loan is 6.52%, and monthly payments including principal and interest are $16,601.  The unpaid principal on the loan is due on June 15, 2010.

The line of credit and the promissory note have certain financial covenants.  The Company is in compliance with these covenants.

The Company has a note payable of $300,000 bearing interest of 5% per year, which was part of the consideration connected with the purchase of patents and manufacturing rights for fence gate support systems.  This note plus accrued interest is due on January 15, 2009.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

					More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt obligations	$2,318,811	$367,810	$1,951,001	-	-
Operating lease obligations	$49,896	$46,250	$3,646	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-

Inflation

The Company does not believe that inflation had a material impact during fiscal 2008 or 2007.  Typically the company passes price increases on to the customer.

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

During the year ended August 31, 2008, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management has determined that the adoption of SFAS 160 will not have an impact on the Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for the first annual reporting period beginning on or after December 15, 2008. Management has determined that the adoption of SFAS 141(R) will not have a material impact on the Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2008, and the Company does not use derivative instruments for trading purposes.

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

Audited Financial Statements: fiscal 2008 and 2007

Report of Independent Registered Accounting Firm dated 10/26/2008

Consolidated Balance Sheets

Balance Sheets at 8/31/2008 and 8/31/2007

Consolidated Statements of Operations

  For the years ended 8/31/2008 and 8/31/2007

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2008 and 8/31/2007

Consolidated Statements of Cash Flows

  For the years ended 8/31/2008 and 8/31/2007

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated 10/26/2008

Consolidated Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2008

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and subsidiaries as at August 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 26, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 16G

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$ 5,758,479	$ 257,131
Accounts receivable, net of allowance of $10,474 (2007 - $15,396)	5,405,861	6,445,284
Inventory, net of allowance of $100,000 (2007 - $0) (note 3)	8,068,284	10,878,543
Prepaid expenses	138,957	202,155
Prepaid income taxes	13,753	-

Total current assets	19,385,334	17,783,113

Property, plant and equipment, net (note 4)	1,861,652	2,033,671
Intangible assets, net (note 5)	740,382	815,132
Deferred income taxes (note 6)	192,870	119,700

Total assets	$22,180,238	$20,751,616

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2008	2007

Continued
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 7)	$ -	$ 1,059
Accounts payable	1,585,844	2,106,051
Accrued liabilities	1,245,154	1,424,610
Accrued income taxes	-	173,757
Current portion of long term liabilities	367,807	363,896

Total current liabilities	3,198,805	4,069,373

Long term liabilities
Promissory note (note 8)	1,951,004	2,018,046
Note payable (note 8)	-	300,000

Total long term liabilities	1,951,004	2,318,046
Total liabilities	5,149,809	6,387,419
Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 Common shares (2007 – 2,384,792)	2,256,112	2,200,014
Additional paid-in capital	600,804	600,804
Retained earnings	14,173,513	11,563,379

Total stockholders’ equity	17,030,429	14,364,197

Total liabilities and stockholders’ equity	$22,180,238	$20,751,616

Nature of operations (note 1)

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2008	2007

SALES	$64,321,034	$69,038,464

COST OF SALES	52,932,232	57,920,241

GROSS PROFIT	11,388,802	11,118,223

OPERATING EXPENSES
Selling, general and administrative	2,166,535	2,231,155
Depreciation and amortization	313,561	315,302
Wages and employee benefits	4,535,823	4,546,743
	7,015,919	7,093,200

Income from operations	4,372,883	4,025,023

OTHER ITEMS
Gain on sale of property, plant and equipment	16,115	6,787
Interest and other income	7,571	-
Interest expense	(189,627)	(234,589)
	(165,941)	(227,802)

Income before income taxes	4,206,942	3,797,221

Income taxes (note 6)
Current	1,669,978	1,479,166
Deferred (recovered)	(73,170)	23,200
	1,596,808	1,502,366

Net income for the year	$2,610,134	$2,294,855

Basic earnings per common share	$1.09	$.96

Diluted earnings per common share	$1.09	$.96

Weighted average number of common shares outstanding:
Basic	2,390,284	2,378,381
Diluted	2,391,004	2,379,085

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock
Balance	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2006	2,377,292	$2,138,468	$583,211	$9,268,524	$11,990,203

Net income	-	-	-	2,294,855	2,294,855
Stock-based compensation expense Stock options exercised	- 7,500	- 61,546	26,389 (8,796)	- -	26,389 52,750

August 31, 2007	2,384,792	$2,200,014	600,804	11,563,379	14,364,197

Net income	-	-	-	2,610,134	2,610,134
Shares issued to ESOP	6,185	56,098	-	-	56,098
August 31, 2008	2,390,977	$2,256,112	$600,804	$14,173,513	$17,030,429

The accompanying notes are an integral part of these consolidated financial statements.

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,610,134	$ 2,294,855
Items not affecting cash:
Depreciation and amortization	313,561	315,302
Gain on sale of property, plant and equipment	(16,115)	(6,787)
Deferred income taxes	(73,170)	23,200
Loss on write-off of note receivable	-	4,000
Stock-based compensation expense	-	26,389

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	1,039,423	376,913
(Increase) decrease in inventory	2,810,259	(2,127,682)
(Increase) decrease in prepaid expenses	63,198	(62,219)
Increase (decrease) in accounts payable and accrued liabilities	(699,663)	(521,429)
Increase (decrease) in accrued income taxes	(187,510)	132,886

Net cash provided by operating activities	5,860,117	455,428

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	16,500	6,787
Purchase of property, plant and equipment	(63,582)	(73,550)
Purchase of intangible assets and other	(3,595)	(872,700)

Net cash provided by (used in) investing activities	(50,677)	(939,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	(1,059)	1,059
Issuance of capital stock for cash	56,098	52,750
Share subscriptions received in advance	-	-
Proceeds (repayment) of notes payable	(300,000)	600,000
Promissory note	(63,131)	(59,453)

Net cash provided by (used in) financing activities	(308,092)	594,356

Net increase (decrease) in cash and cash equivalents	5,501,348	110,321

Cash and cash equivalents, beginning of year	257,131	146,810

Cash and cash equivalents, end of year	$ 5,758,479	$ 257,131

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

During the year ended August 31, 2007 shareholders approved a three for two stock split, which was distributed on or about March 23, 2007 to holders of record on March 19, 2007.  The stock started trading on a post-split basis on March 15, 2007.  All share counts and per share figures reflect this stock split.

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At August 31, 2008 cash and cash equivalents consisted of cash of $1,755,985 held at U.S. Bank and $4,002,494 in a money market fund that invests almost exclusively in U.S. Treasury Bills.  At August 31, 2007 cash and cash equivalents consisted of cash of $257,131 held at U.S. Bank.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems. Amortization is calculated using the straight-line method over the remaining lives of 114 months and 126 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2008 and 2007 are as follows:

	2008	2007

Net income	$2,610,134	$2,294,855

Basic weighted average number of common shares outstanding	2,390,284	2,378,381

Effect of dilutive securities
Stock options	720	704

Diluted weighted average number of common shares outstanding	2,391,004	2,379,085

Stock-based compensation

The Company follows SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and related interpretations. All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

For the year ended August 31, 2007 the Company recorded pre-tax stock-based compensation expense of $26,389, which is reflected in selling, general and administrative expenses.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based compensation.  The number of options granted, their grant-date weighted average fair value, and the significant assumptions used to determine fair-value during the year ended August 31, 2007 were as follows:

Options granted	22,500
Weighted-average fair value of options granted	$1.17
Compensation expense recorded (pre-tax)	$26,389
Assumptions:
Dividends	-
Risk-free interest rate	3.50%
Expected volatility	38.25%
Expected option life	1 year

No options were granted during the year ended August 31, 2008, and there were no options outstanding on August 31, 2008.

Stock option activity during the year ended August 31, 2008 was as follows:

Total
	Number	Weighted
	Of	Average
	Options	Exercise Price

Balance, at August 31, 2007	15,000	$ 7.06
Granted	-	-
Exercised	-	-
Expired / Forfeited	(15,000)	7.06
Balance, at August 31, 2008	-	$ -

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

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalents - the carrying amount approximates fair value because the amounts consist of cash held at a bank and a money market fund that invests almost exclusively in U.S. Treasury Bills.

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

The estimated fair values of the Company's financial instruments as of August 31, 2008 and 2007  follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$5,758,479	$5,758,479	$257,131	$257,131
Accounts receivable	5,405,861	5,405,861	6,445,284	6,445,284
Bank indebtedness	-	-	1,059	1,059
Accounts payable and accrued liabilities Promissory note Note payable	2,830,998 2,018,811 300,000	2,830,998 1,932,583 312,713	3,530,661 2,081,942 600,000	3,530,661 1,972,517 600,000

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

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact of SFAS No. 157 on our financial position and results of operations, but do not anticipate a material impact.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Management has determined that the adoption of SFAS 160 will not have an impact on the Financial Statements.

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141 and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) becomes effective for the first annual reporting period beginning on or after December 15, 2008. Management has determined that the adoption of SFAS 141(R) will not have a material impact on the Financial Statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the Financial Statements.

3.

INVENTORY

A summary of inventory as of August 31, 2008 and 2007 follows:

	2008	2007

Wood products and metal products	$6,945,671	$10,075,311
Industrial tools	706,068	419,761
Agricultural seed products	416,545	383,471

	$8,068,284	$10,878,543

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2008 and 2007 follows:

	2008	2007

Office equipment	$ 615,940	$ 626,586
Warehouse equipment	1,219,360	1,287,051
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,408,319	4,486,656

Accumulated depreciation	(2,546,667)	(2,452,985)

Net book value	$ 1,861,652	$ 2,033,671

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future discounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets.  Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2008 and 2007 follows:

	2008	2007
Patent	$ 850,000	$ 850,000
Other	30,605	27,010
	880,605	877,010
Accumulated amortization	(140,223)	(61,878)

Net book value	$ 740,382	$ 815,132

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2008	2007

Computed tax at the federal statutory rate of 34%	$1,415,280	$1,308,265
State taxes, net of federal benefit	184,858	157,293
Depreciation	(14,475)	11,232
Inventory reserve Other	18,034 (6,889)	20,341 5,235
Provision for income taxes	$1,596,808	$1,502,366

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets are as follows:

	2008	2007

Deferred tax assets:
Allowance for inventory	$ 125,288	$ 22,980
Allowance maintenance	-	10,315
Allowance for bad debts	4,017	5,915
Difference between book and tax depreciation	28,565	14,090
Net operating loss carryforwards - Canada	35,000	66,400

Total deferred tax assets	192,870	119,700
Valuation allowance	-	-

Net deferred tax assets	$192,870	$119,700

At August 31, 2008 the Company has available unused Canadian net operating losses of approximately $100,000 that may be applied against future taxable income.  These losses, if unutilized, will expire through 2028.

7.

BANK INDEBTEDNESS

The carrying amount of bank indebtedness as of August 31, 2008 and 2007 follows:

	2008	2007

Demand loan – line of credit	$ -	$ 1,059

The bank indebtedness is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

calculated solely on the one month LIBOR rate plus 190 basis points.  As of August 31, 2008 the one month LIBOR rate plus 190 basis points was 4.39% (2.49% + 1.90%).

8.

LONG TERM LIABILITIES

The carrying amounts as of August 31, 2008 and 2007 follows:

	2008	2007

Promissory note due June 15, 2010 bearing interest at 6.52% per annum (monthly payments of $16,601)	$2,018,811	$2,081,942
Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008 and the remainder due January 15, 2009	300,000	600,000

	2,318,811	2,681,942
Less current portion:
Promissory note	67,807	63,896
Note payable	300,000	300,000
	367,807	363,896

Long term portion	$1,951,004	$2,318,046

The promissory note is secured by the property at the Company’s headquarters location in North Plains, Oregon.  The note payable was used to partially fund the purchase of the patents related to the fence gate support systems.  The Company granted a security interest in the patents.

The aggregate principal repayments required in each of the next five years, assuming the promissory note is renewed under similar terms and conditions and the note payable is paid per the above, will be as follows:

2009	$ 367,807
2010	$ 72,769
2011	$ 77,016
2012	$ 82,279
2013	$ 87,902

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

During the year ended August 31, 2007 shareholders approved a three for two stock split, which was distributed on or about March 23, 2007 to holders of record on March 19, 2007.  The stock started trading on a post-split basis on March 15, 2007.  All share amounts and per share figures reflect this stock split.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

On July 10, 2007 the Company issued 7,500 common shares upon the exercise of stock options for cash proceeds of $52,750.  In connection with this option exercise $8,796 of stock-based compensation that had been credited to additional paid-in capital was credited to common stock.

On September 28, 2006 the Securities and Exchange Commission approved a registration statement, whereby the Company could have raised up to $10,000,000 by issuing 750,000 common shares at $13.33 per share.  However, the offering expired on August 1, 2008 without any stock being sold.

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

Stock option activity during the years ended August 31, 2008 and August 31, 2007 is as follows:

	Number	Weighted
	Of	Average
	Shares	Exercise Price
Balance, at August 31, 2006 Granted Exercised Expired / Forfeited	- 37,500 (7,500) (15,000)	$ - 7.04 7.03 7.03
Balance, at August 31, 2007	15,000	$ 7.06
Granted	-	$ -
Exercised	-	-
Expired / Forfeited	(15,000)	7.06
Balance, at August 31, 2008	-	$ -

The options for 15,000 shares that were outstanding on August 31, 2007 expired on May 3, 2008.

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, or voting control of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

are recorded as a reduction of retained earnings.  ESOP compensation expense was $158,700 and $148,132 for the fiscal years ended August 31, 2008 and 2007, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

	2008	2007

Allocated shares	399,968	388,722

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  For the years ended August 31, 2008 and 2007 the contributions to the pension and profit sharing plan were $73,898 and $72,752, respectively.  The Company contributes 3% of the first $100,000 of eligible compensation.

13.

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

b)

Greenwood leases office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease expires on January 31, 2009.  Unless terminated by Greenwood this lease has automatic extensions to April 30, 2011.  For the years ended August 31, 2008 and 2007 rental expense was $131,185 and $204,365 respectively.

JCLC leases office premises pursuant to an operating lease which expires on January 31, 2010.  For the years ended August 31, 2008 and 2007 rental expense was $8,750 and $8,750 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2009	$46,250
Fiscal 2010	$3,646
Fiscal 2011	$ -

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

c)

At August 31, 2008 and 2007 the Company had an un-utilized line-of-credit of $4,700,000 and $4,698,941, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

Following is a summary of segmented information for the years ended August 31:

	2008	2007

Sales to unaffiliated customers:
Industrial wood products	$27,988,051	$40,718,282
Lawn, garden, pet and other	27,840,099	20,271,872
Seed processing and sales	7,357,195	6,984,412
Industrial tools and clamps	1,135,689	1,063,898
	$64,321,034	$69,038,464

Income (loss) from operations:
Industrial wood products	$ 1,017,534	$ 1,136,948
Lawn, garden, pet and other	3,081,984	2,741,985
Seed processing and sales	265,670	183,991
Industrial tools and clamps	113,346	78,896
Unallocated overhead	(105,651)	(116,797)
	$ 4,372,883	$ 4,025,023

Identifiable assets:
Industrial wood products	$5,591,291	$9,487,690
Lawn, garden, pet and other	13,928,355	9,011,864
Seed processing and sales	1,724,490	1,569,949
Industrial tools and clamps	872,828	535,831
Unallocated overhead	63,274	146,282
	$22,180,238	$20,751,616

Depreciation and amortization:
Industrial wood products	$ 6,106	$ 31,481
Lawn, garden, pet and other Seed processing and sales	288,710 12,105	271,969 8,254
Industrial tools and clamps	6,640	3,598
	$ 313,561	$ 315,302

Capital expenditures:
Industrial wood products	$ 10,762	$ 1,954
Lawn, garden, pet and other	49,556	26,052
Seed processing and sales Industrial tools and clamps	3,264 -	43,244 2,300
	$ 63,582	$ 73,550
Interest expense:
Lawn, garden, pet and other	$ 189,627	$ 234,589

The following table lists sales made by the Company to a customer which were in excess of 10% of total sales for the years ended August 31.

	2008	2007
Sales	$ -	$7,936,194

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At August 31, 2008 one customer accounted for over 10% of total accounts receivable at 13.1%.  At August 31, 2007 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 14.8%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2008 there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $20,601,470.  For the year ended August 31, 2007 there were two suppliers that each accounted for purchases greater than 10% of total purchases. The aggregate purchases amounted to $18,857,676.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31 are summarized as follows:

	2008	2007

Cash paid during the year for:
Interest	$ 203,686	$ 218,797
Income taxes	$1,857,489	$1,358,772

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2008 and 2007 and for the years then ended is included on Page 18 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule II for the years ended August 31, 2008 and 2007 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 26, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 16G

Telephone (604) 687-0947  Fax (604) 687-6172

#

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2008

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2007

Allowance deducted from related Balance sheet account:
Inventory	$ 150,000	$ -	$ 150,000	$ -	$ -

Deferred tax valuation account	-	-	-	-	-

August 31, 2008

Allowance deducted from related Balance sheet account:
Inventory	$ -	$ 100,000	$ -	$ -	$ 100,000

Deferred tax valuation account	$ -	$ -	$ -	$ -	$ -

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner, and (2) accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.  These rules of the Securities and Exchange Commission further stipulate that we are not required to include an attestation report of our registered public accounting firm until our fiscal year ending August 31, 2010.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists as of October 24, 2008 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4

Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	68	July 1987
Ted A. Sharp (1) (2)	60	September 2004
Jeffrey G. Wade (1) (2)	67	March 2007
Ralph E. Lodewick (1) (2)	73	February 2008

(1)

Member of Audit Committee.

(2)

Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of October 24, 2008, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the board of directors.  All executive officers are residents and citizens of the United States and spend full-time on the affairs of the Company.

Table No. 5

Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	68	July 1987
Terry D. Schumacher	Chief Financial Officer	62	April 2007
Michael C. Nasser	Corporate Secretary	62	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over 41 years of management experience and has been Chief Executive Officer of the Company since its beginning in 1987. Before this he worked for companies including Sunrise Forest Products, Oregon Pacific Industries, and Tektronix.

Terry D. Schumacher has a financial and business background covering a period of over 37 years.  Before coming to work for the Company as Chief Financial Officer he worked for companies including Wells Fargo Securities, the Forest City Trading Group, International Paper, Merrill Lynch, and Puget Sound Plywood.  Mr. Schumacher has an MBA from Columbia University, and his undergraduate degree is from the University of Washington.

Michael C. Nasser has over 36 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Ted A. Sharp is Chairman of the Company’s Audit Committee.  He has been a Certified Public Accountant since 1978 and since 2002 has been Controller for Cherry City Electric in Salem, Oregon. Previously he was Chief Financial Officer of Cord Communications, and before that he worked for companies including Westower Communications.  Mr. Sharp is a graduate of the University of Oregon.

Jeffrey G. Wade has around 36 years of business experience holding a variety of positions.  These have included Finance Director – International Operations for Novell, Chief Financial Officer of Univel, and Group Controller – International Operations for Tektronix.  Mr. Wade has an MBA from Northeastern University, and his undergraduate degree is from Willamette University.

Ralph E. Lodewick has an extensive business and governance background covering over 40 years.  Employers have included Tektronix and Kelly Services, and he has owned businesses involved in art and music.  He has served on the board of directors of City Arts and the Mt. Hood Festival of Jazz.  Also, he has been a board member and board president of the Jazz Society of Oregon and the Multnomah Arts Center Association.

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

The current members of the audit committee are Ted Sharp, Jeff Wade, and Ralph Lodewick.  All current members of the audit committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The audit committee met three times during Fiscal 2007 and three times during Fiscal 2008.

Compliance with Section 16(a) of the Exchange Act.

All of the officers and directors filed the required paperwork during Fiscal 2008.

Code of Ethics

The Company has a written “code of ethics” that meets the United States' Sarbanes-Oxley standards.  The code is posted on the Company’s website.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2008 and 2007 for the Company’s chief executive officer, each of the Company’s four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer

	2008	$36,000	$-	$-	$-	$-	$-	$-
	2007	$36,000	$-	$-	$-	$-	$-	$-

Michael Nasser, Corporate Secretary

	2008	$177,000	$92,950	$-	$-	$-	$-	$-
	2007	$177,000	$54,250	$-	$-	$-	$-	$-

The Company may grant stock options to directors, executive officers and employees.  The Company established an ESOP that covers all eligible employees. Also, the Company has a 401(k) Plan; the terms of which call for the Company to contribute 3% of the first $100,000 of each eligible employee’s income to the 401(k) Plan.

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2008 to provide pension, retirement or similar benefits for directors or executive officers.

The Company has no plans or arrangements with respect to remuneration received or that may be received by executive officers of the Company to compensate such executive officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

No executive officer or director received other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation, and all executive officers or directors as a group did not receive other compensation, which exceeded $25,000 times the number of persons in the group or 10% of the compensation.

Except for our ESOP and 401(k) Plan we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  Michael Nasser received bonuses, which were determined by the Chief Executive Officer.

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

During Fiscal 2008 the stock options to purchase 15,000 shares that were outstanding at the beginning of the year were forfeited based on one director’s term of office ending and another director not exercising his options prior to expiration.  At year end there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan, the terms of which call for us to contribute 3% of the first $100,000 of each of our eligible employee’s income to the Plan.  The Company’s aggregate contribution to the 401(k) Plan was $73,898 and $72,753 for the fiscal years ended August 31, 2008 and 2007respectively.  The contributions for Donald Boone were $1,080 and $1,080 for the fiscal years ended August 31, 2008 and 2007 respectively; and the contributions for Michael Nasser were $3,000 and $3,000 for the fiscal years ended August 31, 2008 and 2007 respectively. The contributions for Terry Schumacher were $630 and $0 for the fiscal years ended August 31, 2008 and 2007 respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $158,700 and $148,132 for the fiscal years ended August 31, 2008 and 2007 respectively.  The ESOP shares allocated as of August 31, 2008 and 2007 were 0 and 388,722 respectively.  The contributions for Donald Boone were $2,340 and $2,304 for the fiscal years ended August 31, 2008 and 2007 respectively; and the contributions for Michael Nasser were $6,500 and $6,400 for the fiscal years ended August 31, 2008 and 2007 respectively.  The contributions for Terry Schumacher were $5,460 and $0 for the fiscal years ended August 31, 2008 and 2007 respectively.  There are no un-funded liabilities.

Starting for the first time in the fiscal year ended August 31, 2008 the compensation expense associated with the ESOP for that year has been invested on behalf of the plan participants in the Vanguard Star Fund, which is a low cost, broadly diversified mutual fund that owns both stocks and bonds.  This new move by the Company is designed to provide plan participants with some degree of diversification in their ownership stake in the ESOP.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2008 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during Fiscal 2008 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2008 the following cash payments were paid to directors to compensate them for board meetings attended: Ted Sharp $2,000 and Jeff Wade $1,500.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2008 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2008 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2008 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of October 24, 2008.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone (2) 12615 S.W. Parkway Portland, Oregon 97225	560,281	23.4%

Common	Michael C. Nasser (3) 3150 S.W. 72nd Avenue Portland, Oregon 97225	227,184	9.5%

Common	Jewett-Cameron ESOP and Trust (4) 32275 N.W. Hillcrest North Plains, Oregon 97133	401,543	16.8%

Common	Ted A. Sharp	3,500	0.1%

Common	Ralph E. Lodewick	1,500	0.1%

Total directors, executive officers, and 5% shareholders		1,194,008	49.9%

(1)

Based on 2,390,977 shares outstanding as of October 24, 2008.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2008	2007

Audit fees	$ 144,851	$ 131,389
Tax fees	4,000	6,400
All other fees (1)	33,220	31,307

Total	$182,071	$169,096

(1)  FY2008:

$8,321 to review the Q1 Form 10Q

$8,321 to review the Q2 Form 10Q

$8,801 to review the Q3 Form 10Q

$7,777 for other services

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: October 24, 2008	By: /s/ Donald M. Boone____________ Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 24, 2008	By /s/ Donald M. Boone__________ Donald M. Boone, President/CEO/Treasurer/Director

Dated: October 24, 2008	By /s/ Terry D. Schumacher _________ Terry D. Schumacher, Chief Financial Officer

Dated: October 24, 2008	By /s/ Michael C. Nasser________ Michael C. Nasser, Corporate Secretary

Dated: October 24, 2008	By /s/ Ted A. Sharp________ Ted A. Sharp, Director

Dated: October 24, 2008	By /s/_Jeffrey G. Wade________ Jeffrey G. Wade, Director

Dated: October 24, 2008	By /s/ Ralph E. Lodewick Ralph E. Lodewick, Director

#