Form 10-Q
period 2008-11-30
JEWETT CAMERON TRADING CO LTD
filed 2009-01-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 shares outstanding at January 7, 2009

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2008

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30,	August 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$ 7,277,532	$ 5,758,479
Accounts receivable, net of allowance of $43 (August 31, 2008 - $10,474)	3,293,534	5,405,861
Inventory, net of allowance of $100,000 (August 31, 2008 - $100,000) (note 3)	8,332,732	8,068,284
Prepaid expenses Prepaid income taxes	91,986 -	138,957 13,753

Total current assets	18,995,784	19,385,334

Property, plant and equipment, net (note 4)	1,814,000	1,861,652
Intangible assets, net (note 5)	720,676	740,382
Deferred income taxes (note 6)	204,810	192,870

Total assets	$21,735,270	$22,180,238

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30,	August 31,
	2008	2008
	(Unaudited)	(Audited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank indebtedness (note 7)	$ -	$ -
Account payable	1,183,458	1,585,844
Accrued liabilities	729,852	1,245,154
Accrued income taxes	195,875	-
Current portion of promissory note and note payable	368,931	367,807

Total current liabilities	2,478,116	3,198,805

Long term liabilities
Promissory note (note 8)	1,933,250	1,951,004

Total long term liabilities	1,933,250	1,951,004
Total liabilities	4,411,366	5,149,809

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock (note 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2008 - 2,390,977)	2,256,112	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	14,466,988	14,173,513

Total stockholders’ equity	17,323,904	17,030,429

Total liabilities and stockholders’ equity	$21,735,270	$22,180,238

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30,
	2008	2007

SALES	$10,782,063	$14,005,330

COST OF SALES	8,565,598	11,516,955

GROSS PROFIT	2,216,465	2,488,375

OPERATING EXPENSES
Selling, general and administrative expenses	554,125	631,075
Depreciation and amortization	79,401	79,006
Wages and employee benefits	1,061,884	1,118,421
	1,695,410	1,828,502

Income from operations	521,055	659,873

OTHER ITEMS
Interest and other income	11,344	-
Interest expense	(36,924)	(42,208)
	(25,580)	(42,208)

Income before income taxes	495,475	617,665

Income taxes	202,000	243,750

Net income	$ 293,475	$ 373,915

Basic earnings per common share	$ .12	$ .16

Diluted earnings per common share	$ .12	$ .16

Weighted average number of common shares outstanding:
Basic	2,390,977	2,388,258
Diluted	2,390,977	2,391,265

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	Of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2008	2,390,977	$2,256,112	$600,804	$14,173,513	$17,030,429

Net income	-	-	-	293,475	293,475

November 30, 2008	2,390,977	$2,256,112	$600,804	$14,466,988	$17,323,904

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 293,475	$ 373,915
Items not involving an outlay of cash:
Depreciation and amortization	79,401	79,006
Deferred income taxes	(11,940)	-
Changes in non-cash working capital items:
Decrease in accounts receivable	2,112,327	1,588,468
(Increase) decrease in inventory	(264,448)	1,668,017
Decrease in prepaid expenses	46,970	48,816
Decrease in accounts payable and accrued liabilities	(917,688)	(1,142,902)
Increase in accrued income taxes	209,629	243,750

Net cash provided by operating activities	1,547,726	2,859,070

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,043)	(30,837)

Net cash used in investing activities	(12,043)	(30,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness Promissory note Proceeds from issuance of stock	- (16,630) -	(1,059) (15,582) 56,097

Net cash provided by (used in) financing activities	(16,630)	39,456

Net increase in cash and cash equivalents	1,519,053	2,867,689

Cash and cash equivalents, beginning of period	5,758,479	257,131

Cash and cash equivalents, end of period	$ 7,277,532	$ 3,124,820

Supplemental disclosure with respect to cash flows (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2008

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At November 30, 2008 cash and cash equivalents consisted of cash of $1,263,695 held at U.S. Bank and $6,013,837 in a money market fund that invests almost exclusively in U.S. Treasury Bills.  At August 31, 2008 cash

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

and cash equivalents consisted of cash of $1,755,985 and $4,002,494 in the money market fund.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 111 months and 123 months, respectively, and are reviewed annually for impairment.

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

November 30, 2008

(Unaudited)

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

The earnings per share data for the three months ended November 30, 2008 and November 30, 2007 are as follows:

	2008	2007

Net income	$293,475	$373,915

Basic weighted average number of common shares outstanding	2,390,977	2,388,258

Effect of dilutive securities
Stock options	-	3,007

Diluted weighted average number of common shares outstanding	2,390,977	2,391,265

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

November 30, 2008

(Unaudited)

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

Accrued income taxes - the carrying amount approximates fair value due to the short-term nature of the obligations.

Promissory note and note payable - the fair value of the promissory note and note payable is determined by discounting the future contractual cash flows under current financing arrangements at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and maturity.

The estimated fair values of the Company's financial instruments as follows:

	November 30, 2008 (Unaudited)		August 31, 2008 (Audited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$7,277,532	$7,277,532	$5,758,479	$5,758,479
Accounts receivable	3,293,534	3,293,534	5,405,861	5,405,861
Accounts payable and accrued liabilities	1,913,310	1,913,310	2,830,998	2,830,998
Accrued income taxes Promissory note Note payable	195,875 2,002,181 300,000	195,875 1,958,054 314,607	- 2,018,811 300,000	- 1,932,583 312,713

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

.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed and products sold and collection of the amounts is reasonably assured.

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

November 30, 2008

(Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Wood products and metal products	$7,010,500	$6,945,671
Industrial tools	739,842	706,068
Agricultural seed products	582,390	416,545

	$8,332,732	$8,068,284

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Office equipment	$ 622,988	$ 615,940
Warehouse equipment	1,224,356	1,219,360
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,420,363	4,408,319

Accumulated depreciation	(2,606,363)	(2,546,667)

Net book value	$ 1,814,000	$ 1,861,652

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605
Accumulated amortization	(159,929)	(140,223)

Net book value	$ 720,676	$ 740,382

6.

DEFERRED INCOME TAXES

Deferred income taxes as of November 30, 2008 of $204,810 (August 31, 2008 - $192,870) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of November 30, 2008 or August 31, 2008 (Audited).

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

8.

LONG TERM LIABILITIES

The carrying amounts are as follows:

	November 30, 2008 (Unaudited)	August 31, 2008 (Audited)

Promissory note due June 15, 2010 bearing interest at 6.52% per annum (monthly payments of $16,601)	$2,002,181	$2,018,811
Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008 and the remainder due January 15, 2009	300,000	300,000

	2,302,181	2,318,811
Less current portion:
Promissory note	68,931	67,807
Note payable	300,000	300,000
	368,931	367,807

Long term portion	$1,933,250	$1,951,004

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

The aggregate principal repayments required in each of the next five years, assuming the promissory note is renewed under similar terms and conditions and the note payable is paid per the above, will be as follows:

Fiscal 2009	$ 367,814
Fiscal 2010	$ 72,769
Fiscal 2011	$ 77,016
Fiscal 2012	$ 82,280
Fiscal 2013	$ 87,902

At June 15, 2010 the promissory note amount of principal at renewal will be $1,890,576.  The promissory note has certain financial covenants.  The Company is in compliance with these covenants.

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

November 30, 2008

(Unaudited)

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

b)

Greenwood leases office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease expires on January 31, 2009.  Unless terminated by Greenwood this lease has automatic extensions to April 30, 2011.  For the three months ended November 30, 2008 and 2007 rental expense was $22,500 and $49,800 respectively.

JCLC leases office premises pursuant to an operating lease which expires on January 31, 2010.  For the three months ended November 30, 2008 and 2007 rental expense was $2,187 and $2,187 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2009	$46,250
Fiscal 2010	$3,646
Fiscal 2011	$0

c)

At November 30, 2008 and August 31, 2008 the Company had an un-utilized line-of-credit of $4,700,000 and $4,700,000, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

November 30, 2008

(Unaudited)

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

Following is a summary of segmented information for the three month periods ended November 30:

	2008	2007

Sales to unaffiliated customers:
Industrial wood products	$3,281,558	$8,118,301
Lawn, garden, pet and other	5,526,956	3,502,370
Seed processing and sales	1,710,648	2,117,708
Industrial tools and clamps	262,901	266,951
	$10,782,063	$14,005,330

Income (loss) from operations:
Industrial wood products	$ (101,707)	$ 420,076
Lawn, garden, pet and other	513,329	145,250
Seed processing and sales	119,732	103,068
Industrial tools and clamps	17,295	12,969
Unallocated overhead	(27,594)	(21,490)
	$ 521,055	$ 659,873

Identifiable assets:
Industrial wood products	$3,737,845	$8,290,188
Lawn, garden, pet and other	15,779,743	9,777,006
Seed processing and sales	1,289,034	1,507,757
Industrial tools and clamps	876,438	607,650
Unallocated overhead	52,210	83,234
	$21,735,270	$20,265,835

Depreciation and amortization:
Industrial wood products	$ 1,076	$ 1,997
Lawn, garden, pet and other Seed processing and sales	73,510 3,155	71,886 3,463
Industrial tools and clamps	1,660	1,660
	$ 79,401	$ 79,006

Capital expenditures:
Industrial wood products	$ -	$ 2,700
Lawn, garden, pet and other	11,024	18,025
Seed processing and sales Industrial tools and clamps	1,019 -	10,112 -
	$ 12,043	$ 30,837
Interest expense:
Lawn, garden, pet and other	$ 36,924	$ 42,208

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2008

(Unaudited)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30,

	2008	2007
Sales	$ 3,451,601	$1,596,890

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At November 30, 2008 two customers accounted for over 10% of total accounts receivable at a combined total of 43%.  At August 31, 2008 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 13%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2008 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,531,486.  For the three months ended November 30, 2007 there were three suppliers that each accounted for purchases greater than 10% of total purchases. The aggregate purchases amounted to $3,854,143.

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30 are summarized as follows:

	2008	2007

Cash paid during the periods for:
Interest	$ 33,173	$ 35,403
Income taxes	$ 4,311	$ -

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2008 and August 31, 2008 and its results of operations and cash flows for the three month periods ended November 30, 2008 and November 30, 2007 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2008 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2009.

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

The industrial tools segment reflects the business of MSI-PRO (MSI), a wholly owned subsidiary of JCLC.  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades; that are primarily sold to retailers that in turn sell to contractors and end users.  Some of these products carry the Avenger Products brand label.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2008 and November 30, 2007

For the three months ended November 30, 2008, sales decreased $3,223,267 to $10,782,063 from $14,005,330 for the three months ended November 30, 2007.  Primarily this reflects a relatively large decrease in sales at Greenwood that was only partially offset by a significant increase in sales at JCLC.

Sales at Greenwood were $3,281,558 for the three months ended November 30, 2008, which was a decrease of $4,836,743 or 60% compared to sales of $8,118,301 for the three months ended November 30, 2007.  Sales to boat manufacturers represented approximately 59% of Greenwood’s total sales for the year ended August 31, 2008, and demand from these kinds of customers has been severely affected by weak economic conditions.  Furthermore, Greenwood lost a major group of boat manufacturing customers, when a two year contract came up for renewal at June 30, 2008.  Also contributing to the decline in sales was the departure of some traders earlier in calendar 2008.  New traders have been hired, but the net effect has been a reduction in sales.  Operating income was a negative $101,707 for the three months ended November 30, 2008 and was down $521,783 from the same period a year ago.  This primarily reflects the effect of fixed costs at the relatively low level of sales during the period.  In the near future depressed conditions in the overall economy and in the boating industry in particular will likely be a significant challenge for all suppliers in the industry including Greenwood.

Sales at JCLC were $5,526,956 for the three months ended November 30, 2008, which was an increase of $2,024,586 or 58% compared to sales of $3,502,370 for the three months ended November 30, 2007.  This reflects higher sales for both specialty metal products and wood products in the current year vs. the prior year.  Operating income was $513,329, which was up $368,079 from the same period a year ago.  Going forward the sale of specialty metal products are likely to increase significantly compared to the prior year in spite of a depressed economy.  Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,710,648 for the three months ended November 30, 2008, which was decrease of $407,060 or 19% compared to $2,117,708 for the three months ended November 30, 2006.  However, operating income increased by $16,664.

Sales at MSI were $262,901 for the three months ended November 30, 2008, which was a decrease of $4,050 or 2% compared to $266,951 for the three months ended November 30, 2007, while operating income increased by $4,326.

Gross margin for the three month period ended November 30, 2008 was 20.6% compared with 17.8% for the three months ended November 30, 2007.  This improvement primarily reflects the fact that metal products sold by JCLC, which have a higher margin than the Company’s other products, were a bigger part of the sales mix in the current year vs. the prior year.

Operating expenses decreased by $133,092 from $1,828,502 for the three month period ended November 30, 2007 to $1,695,410 for the three month period ended November 30, 2008.  Selling, general, and administrative expenses decreased by $76,950, depreciation and amortization increased by $395, and wages and benefits decreased by $56,537.

Income tax expense for the three month period ended November 30, 2008 was $202,000 compared to $243,750 for the three month period ended November 30, 2007. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended November 30, 2008 was $293,475 or $.12 per diluted share compared to $373,915 or $.16 per diluted share for the three month period ended November 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2008 the Company had working capital of $16,517,668, which represented an increase of $331,139 compared to working capital of $16,186,529 as of August 31, 2007.  The largest changes effecting this change in working capital were a $1,519,053 increase in cash, a $2,112,327 decrease in accounts receivable, and a $917,688 decrease in accounts payable and accrued liabilities.

As of November 30, 2008 accounts receivable and inventory represented 61% of current assets and 53% of total assets.  For the three months ended November 30, 2008 the accounts receivable collection period or DSO was 36.7 days compared with 36.7 days for the three months ended November 30, 2007.  Inventory turnover for the three months ended November 30, 2008 was 87.1 days compared with 79.4 days for the three months ended November 30, 2007.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At November 30, 2008 the Company did not have a balance outstanding leaving $4,700,000 available.  Also, as of August 31, 2008 the Company had no borrowing against this line of credit.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the three month period ended November 30, 2008 was 1,444 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the three months ended November 30, 2008 our top ten customers represented 60% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the marine, home improvement, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2008.  However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash equivalents as well as interest paid on debt.

The Company has a line of credit whose interest rate may fluctuate over time based on economic changes in the environment.  The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate.  The Company does not expect any change in the interest rates to have a material adverse effect on the Company’s results from operations.

Foreign Currency Risk

The Company operates primarily in the United States.  However, a relatively small amount of business is conducted in currencies other than U.S. dollars.  Also, to the extent that the Company uses contract manufacturers in China, currency exchange rates can influence the Company’s purchasing costs.

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the period ended November 30, 2008 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the period ended November 30, 2008 the CEO and CFO have  also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the period ended November 30, 2008 covered by this report, there were no material weaknesses in our Internal Controls.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: January 7, 2009

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  January 7, 2009

/s/  Terry D. Schumacher

Terry D. Schumacher, Chief Financial Officer