Form 10-Q
period 2009-02-28
JEWETT CAMERON TRADING CO LTD
filed 2009-04-08
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 common shares outstanding at February 28, 2009.

#

Jewett-Cameron Trading Company Ltd.

#

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2009

#

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 28,	August 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$ 4,007,815	$ 5,758,479
Accounts receivable, net of allowance of $4,620 (August 31, 2008 - $10,474)	3,860,619	5,405,861
Inventory, net of allowance of $100,000 (August 31, 2008 - $100,000) (note 3)	8,408,961	8,068,284
Note receivable	41,500	-
Prepaid expenses	426,090	138,957
Prepaid income taxes	363,285	13,753

Total current assets	17,108,270	19,385,334

Property, plant and equipment, net (note 4)	1,757,927	1,861,652
Intangible assets, net (note 5)	701,030	740,382
Deferred income taxes (note 6)	204,810	192,870

Total assets	$ 19,772,037	$ 22,180,238

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 28,	August 31,
	2009	2008
	(Unaudited)	(Audited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Account payable	$ 1,127,031	$ 1,585,844
Accrued liabilities	1,064,988	1,245,154
Current portion of promissory note and note payable	-	367,807

Total current liabilities	2,192,019	3,198,805

Long term liabilities
Promissory note (note 8)	-	1,951,004

Total liabilities	2,192,019	5,149,809

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock (note 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2008 - 2,390,977)	2,256,112	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	14,723,102	14,173,513

Total stockholders’ equity	17,580,018	17,030,429

Total liabilities and stockholders’ equity	$19,772,037	$22,180,238

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the End of February		Six Month Periods to the End of February

	2009	2008	2009	2008

SALES	$ 9,354,961	$15,083,231	$20,137,024	$29,346,390

COST OF SALES	7,308,477	12,348,468	15,874,075	24,087,602

GROSS PROFIT	2,046,484	2,734,763	4,262,949	5,258,788

OPERATING EXPENSES
Selling, general and administrative expenses	509,457	731,182	1,063,582	1,441,128
Depreciation and amortization	78,986	78,089	158,387	157,095
Wages and employee benefits	1,010,883	1,037,088	2,072,767	2,112,287
	1,599,326	1,846,359	3,294,736	3,710,510

Income from operations	447,158	888,404	968,213	1,548,278

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	2,000	(385)	2,000	(385)
Interest and other income	7,586	146	18,930	146
Interest expense	(20,608)	(39,217)	(57,532)	(81,426)
	(11,022)	(39,456)	(36,602)	(81,665)

Income before income taxes	436,136	848,948	931,611	1,466,613

Income taxes	180,022	335,750	382,022	579,500

Net income	$ 256,114	$ 513,198	$ 549,589	$ 887,113

Basic earnings per common share	$ .11	$ .21	$ .23	$ .37

Diluted earnings per common share	$ .11	$ .21	$ .23	$ .37

Weighted average number of common shares outstanding:
Basic	2,390,977	2,390,977	2,390,977	2,389,618
Diluted	2,390,977	2,391,589	2,390,977	2,391,643

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	Of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2008	2,390,977	$2,256,112	$600,804	$14,173,513	$17,030,429

Net income	-	-	-	549,589	549,589

February 28, 2009	2,390,977	$2,256,112	$600,804	$14,723,102	$17,580,018

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Periods to the End of February

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 549,589	$ 887,113
Items not involving an outlay of cash:
Depreciation and amortization	158,387	157,095
Gain (loss) on sale of property, plant and equipment	(2,000)	385
Deferred income taxes	(11,940)	-
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	1,545,242	(983,621)
(Increase) in note receivable	(41,500)	-
(Increase) decrease in inventory	(340,677)	1,070,184
(Increase) in prepaid expenses	(287,133)	(81,436)
Increase (decrease) in accounts payable and accrued liabilities	(638,979)	67,843
Increase (decrease) in accrued income taxes	(349,532)	(465,500)
Net cash provided by operating activities	581,457	(652,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15,310)	(29,638)
Proceeds from sale of property, plant and equipment	2,000	-
Net cash used in investing activities	(13,310)	(29,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	-	(1,059)
Issuance of capital stock for cash	-	56,097
Promissory note	(2,018,811)	(31,409)
Note payable	(300,000)	(300,000)
Net cash provided by (used in) financing activities	(2,318,811)	(276,371)

Net increase in cash and cash equivalents	(1,750,663)	346,054

Cash and cash equivalents, beginning of period	5,758,479	257,131

Cash and cash equivalents, end of period	$ 4,007,815	$ 603,185

Supplemental disclosure with respect to cash flows (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

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

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period .  Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowances for doubtful accounts receivable and inventory obsolescence, possible product liability and possible product returns, and litigation contingencies and claims.  Actual results could differ from those estimates.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At February 28, 2009, cash and cash equivalents consisted of cash of $991,642 held at U.S. Bank and $3,016,173 in a money market fund that invests almost exclusively in U.S. Treasury Bills.  At August 31, 2008 cash and cash equivalents consisted of cash of $1,755,985 and $4,002,494 in the money market fund.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 108 months and 120 months, respectively, and are reviewed annually for impairment.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

The earnings per share data for the three and six month periods ended February 28, 2009 and February 29, 2008 are as follows:

	Three Month Periods to the End of February		Six Month Periods to the End of February

	2009	2008	2009	2008

Net income	$ 256,114	$ 513,198	$ 549,589	$ 887,113

Basic weighted average number of common shares outstanding	2,390,977	2,390,977	2,390,077	2,389,618

Effect of dilutive securities
Stock options	-	-	-	2,025

Diluted weighted average number of common shares outstanding	2,390,977	2,390,977	2,390,977	2,391,643

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Financial instruments

The Company follows SFAS No. 159 “The Fair Value option for Financial Assets and Financial Liabilities” and uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalents - the carrying amount approximates fair value because the amounts consist of cash held at a bank and a money market fund that invests almost exclusively in U.S. Treasury Bills.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

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

The estimated fair values of the Company's financial instruments as follows:

	February 28, 2009 (Unaudited)		August 31, 2008 (Audited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$4,007,815	$4,007,815	$5,758,479	$5,758,479
Accounts receivable	3,860,619	3,860,619	5,405,861	5,405,861
Note receivable	41,500	41,500
Accounts payable and accrued liabilities	2,192,019	2,192,019	2,830,998	2,830,998
Promissory note	-	-	2,018,811	1,932,583
Note payable	-	-	300,000	312,713

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,007,815	$4,007,815	$—	$—

The fair values of cash and cash equivalents are determined through market, observable and corroborated sources

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the classifications used in the current period.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Beginning in the fiscal year ended August 31, 2008, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a discussion of whether to file or not to file a return in a particular jurisdiction). The adoption of FIN 48 has had no impact on the company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe that implementation of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Wood products and metal products	$6,986,025	$6,945,671
Industrial tools	767,621	706,068
Agricultural seed products	655,315	416,545

	$8,408,961	$8,068,284

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Office equipment	$ 626,255	$ 615,940
Warehouse equipment	1,211,430	1,219,360
Buildings	2,004,306	2,004,306
Land	568,713	568,713
	4,410,704	4,408,319

Accumulated depreciation	(2,652,777)	(2,546,667)

Net book value	$ 1,757,927	$ 1,861,652

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605
Accumulated amortization	(179,575)	(140,223)

Net book value	$ 701,030	$ 740,382

6.

DEFERRED INCOME TAXES

Deferred income taxes as of February 28, 2009 of $204,810 (August 31, 2008 - $192,870) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of February 28, 2009 or August 31, 2008.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

8.

LONG TERM LIABILITIES

The carrying amounts are as follows:

	February 28, 2009 (Unaudited)	August 31, 2008 (Audited)

Promissory note due June 15, 2010 bearing interest at 6.52% per annum (monthly payments of $16,601)	-	$2,018,811

Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008 and the remainder due January 15, 2009	-	300,000
	-	2,318,811
Less current portion:
Promissory note	-	67,807
Note payable	-	300,000
	-	367,807

Long term portion	$ -	$1,951,004

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

8.

LONG TERM LIABILITIES (cont’d…)

The promissory note was secured by the property at the Company’s headquarters located in North Plains, Oregon.  The note payable was used to partially fund the purchase of the patents related to the fence gate support systems.  The Company granted a security interest in the patents.

During the quarter ended February 28, 2009, the Company repaid the note payable in full, and prepaid the full amount of the Promissory Note prior to the due date of June 15, 2010.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

10.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

b)

Greenwood formerly leased office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease expires on July 31, 2009. Unless terminated by Greenwood, this new lease has automatic extensions through April 30, 2011.  For the six months ended February 28, 2009 and February 29, 2008 rental expense was $67,500 and $93,942 respectively.

JCLC leases office premises pursuant to an operating lease which expires on January 31, 2010.  For the six months ended February 28, 2009 and February 29, 2008 rental expense was $4,375 and $4,375 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2009	$30,833
Fiscal 2010	$3,646
Fiscal 2011	$0

c)

At February 28, 2009 and August 31, 2008 the Company had an un-utilized line-of-credit of $5,000,000 and $4,700,000, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the six month periods ended February 28, 2009 and February 29, 2008, respectively:

	2009	2008

Sales to unaffiliated customers:
Industrial wood products	$ 6,137,398	$ 15,368,770
Lawn, garden, pet and other	10,787,250	9,041,561
Seed processing and sales	2,714,442	4,392,509
Industrial tools and clamps	497,934	543,550
	$20,137,024	$ 29,346,390

Income (loss) from operations:
Industrial wood products	$ (265,338)	$ 568,045
Lawn, garden, pet and other	1,141,559	816,259
Seed processing and sales	108,802	132,263
Industrial tools and clamps	10,045	4,994
Unallocated overhead	(63,457)	(54,948)
	$ 931,611	$ 1,466,613

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

11.

SEGMENT INFORMATION (cont’d…)

Identifiable assets:
Industrial wood products	$ 3,561,936	$ 8,753,601
Lawn, garden, pet and other	13,934,979	9,651,956
Seed processing and sales	990,746	1,726,194
Industrial tools and clamps	879,870	665,437
Unallocated overhead	41,221	167,513
	$19,408,752	$ 20,964,701

Depreciation and amortization:
Industrial wood products	$ 2,145	$ 3,658
Lawn, garden, pet and other	146,595	144,173
Seed processing and sales	6,327	5,944
Industrial tools and clamps	3,320	3,320
	$ 158,387	$ 157,095
Capital expenditures:
Industrial wood products	$ 1,500	$ 10,761
Lawn, garden, pet and other	12,791	18,027
Seed processing and sales	1,019	850
Industrial tools and clamps	-	-
	$ 15,310	$ 29,638
Interest expense:
Lawn, garden, pet and other	$ 57,532	$ 81,426

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2009 and February 29, 2008, respectively:

	Six Months Ended February 28, 2009	Six Months Ended February 29, 2008
Sales	$ 7,503,889	$ -

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country:

	Six Months Ended February 28, 2009	Six Months Ended February 29, 2008

United States	$ 17,714,281	$ 27,363,876
Canada	2,317,780	1,545,284
Mexico	66,181	84,270
Europe	38,782	201,009
Asia/Pacific	-	151,951

All of the Company’s identifiable assets were located in the United States as of the February 28, 2009 and February 29, 2008.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2009

(Unaudited)

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At February 28, 2009, two customers accounted for over 10% of total accounts receivable at a combined total of 28%.  At August 31, 2008 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 13%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2009 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $6,345,816.  For the six months ended February 29, 2008 there were three suppliers that each accounted for purchases greater than 10% of total purchases. The aggregate purchases amounted to $7,497,137.

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended February 28, 2009 and February 29, 2008 are summarized as follows:

	Three Month Periods to the End of February		Six Month Periods to the End of February

	2009	2008	2009	2008

Cash paid during the periods for:
Interest	$ 20,609	$ 64,521	$ 57,533	$ 99,924
Income taxes	$ 180,022	$ 1,045,000	$ 382,022	$ 1,045,000

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2009 and August 31, 2008 and its results of operations and cash flows for the three and six month periods ended February 28, 2009 and February 29, 2008 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2009 and February 29, 2008

For the three months ended February 28, 2009, sales decreased $5,728,270 to $9,354,961 from $15,083,231 for the three months ended February 29, 2008.  The decrease is largely due to a decline in sales at Greenwood.

Sales at Greenwood were $2,855,840 for the three months ended February 28, 2009, which was a decrease of $4,394,629 or 60% compared to sales of $7,250,469 for the three months ended February 29, 2008.  Sales to boat manufacturers represented approximately 59% of Greenwood’s total sales for the year ended August 31, 2008, and demand from these kinds of customers has been severely affected by weak economic conditions.  Furthermore, Greenwood lost a major group of boat manufacturing customers, when a two year contract came up for renewal at June 30, 2008.  Also contributing to the decline in sales was the departure of some traders earlier in calendar 2008.  New traders have been hired, but the net effect has been a reduction in sales.  Operating income was a loss of ($144,989) for the three months ended February 28, 2009, which was a decline of ($413,808) from the $268,819 profit recorded in the same period a year ago.  This primarily reflects the effect of fixed costs at the relatively low level of sales during the period.  For the remainder of the fiscal year, depressed conditions in the overall economy and in the boating industry in particular will likely be a significant challenge for all suppliers in the industry including Greenwood.

Sales at JCLC were $5,260,294 for the three months ended February 28, 2009, which was an decrease of $278,896, or 5%, compared to sales of $5,539,191 for the three months ended February 29, 2008.   Operating income was $601,876, which was an increase of $48,550 compared to the income of $553,326 from the year-ago quarter.  Even though sales were lower, the higher income for the current quarter was due to greater sales of higher margin specialty metal products compared to the prior year’s quarter. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,003,794 for the three months ended February 28, 2009, which was decrease of $1,271,007 or 56% compared to $2,274,801 for the three months ended February 29, 2008.  Operating income for the current quarter was $11,291, a decrease of $44,313 from the operating income of $55,604 recorded by JCSC in the prior year’s quarter. Grass seed demand has fallen due to the overall economy and substantially lower new home construction rates in North America.

Sales at MSI were $235,033 for the three months ended February 28, 2009, which was a decrease of $41,566 or 15% compared to $276,599 for the three months ended February 29, 2008. Operating income was $3,822, a decrease of $841 compared to the operating income of $4,663 recorded in the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended February 28, 2009 was 21.9% compared with 18.1% for the three months ended February 29, 2008.  This improvement primarily reflects the fact that metal products sold by JCLC, which have a higher margin than the Company’s other products, were a bigger part of the sales mix in the current year vs. the prior year.

Operating expenses decreased by $247,033 from $1,846,359 for the three month period ended February 29, 2008 to $1,599,326 for the three month period ended February 28, 2009.  The decrease was largely due to lower Selling, General, and Administrative expenses, which were $509,457, a decrease of $221,725, or 30.3%, from the quarter ended February 29, 2008. Wages and Benefits decreased by $26,255, and Depreciation and Amortization increased by $897.

Income tax expense for the three month period ended February 28, 2009 was $180,022 compared to $335,750 for the three month period ended February 29, 2008. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended February 28, 2009 was $256,114 or $.11 per basic and diluted share compared to $335,750 or $.21 per basic and diluted share for the three month period ended February 29, 2008.

Six Months Ended February 28, 2009 and February 29, 2008

For the six months ended February 28, 2009, sales decreased $9,209,366 or 31.4% to $20,137,024 from $29,346,390 for the six months ended February 29, 2008.  Primarily this reflects a relatively large decrease in sales at Greenwood and Jewett Cameron Seed Company that was only partially offset by an increase in sales at Jewett Cameron Lumber Company.

Sales at Greenwood were $6,137,398 for the six months ended February 28, 2009, which was a decrease of $9,612,182 or 62.5% compared to sales of $15,368,770 for the six months ended February 29, 2008.  A slowdown in the boat manufacturing industry, where much of Greenwood’s sales are targeted was a significant factor contributing to the decline in sales.  For the six months ended February 28, 2009, Greenwood reported an operating loss of ($265,338) compared to an operating profit of $568,045 for the six months ended February 29, 2008. Going forward this fiscal year depressed economic conditions, particularly in the boating industry, will likely continue to be a challenge for Greenwood.

Sales at JCLC were $10,787,250 for the six months ended February 28, 2009, which was an increase of $1,745,689 or 19.3% compared to sales of $9,041,561 for the six months ended February 29, 2008.  The increase primarily reflects a significant increase in the sales of specialty metal products.  Operating income increased $324,301, or 39.7%, from $816,259 to $1,141,560. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $2,714,442 for the six months ended February 28, 2009, which was a decrease of $1,678,067, or 38.2% compared to sales of $4,392,509 for the six months ended February 29, 2008.  The lower sales were largely due to decreased demand for grass seed from new home construction in North America. Operating income for the current six month period was $108,802, a decrease of $23,461 from the prior year’s six month period.

Sales at MSI were $497,934 for the six months ended February 28, 2009, which was a decrease of $45,616 or 8.4% compared to $543,550 for the six months ended February 29, 2008.  Operating loss for the current six month period was ($63,457) compared to an operating loss of (454,948) in the prior year’s six month period.

Gross margin for the six month period ended February 28, 2009 was 21.2% compared with 17.9% for the six months ended February 28, 2007 The improvement in gross margin percentage  reflects the increased sales of specialty metal products at JCLC, which have higher margins than wood products sales.

Operating expenses decreased by $415,773, or 11.2%, to $3294,737 for the six month period ended February 28, 2008 from $3,710,510 for the six month period ended February 29, 2008.  Selling, general, and administrative expenses decreased by $377,546, or 26.2%, depreciation and amortization increased by $1,292, and wages and benefits decreased by $39,520.

Income tax expense for the six month period ended February 28, 2009 was $382,022 compared to $579,500 for the six month period ended February 29, 2008. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the six month period ended February 28, 2009 was $549,590, or $0.23 per basic and diluted share, compared to $887,113 or $.37 per basic and diluted share, for the six month period ended February 29, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009 the Company had working capital of $14,916,251, which represented an decrease of $1,270,278 compared to working capital of $16,186,529 as of August 31, 2008.  The largest changes effecting this change in working capital were a $1,750,663 decrease in cash, a $1,545,242 decrease in accounts receivable, a $458,813 decrease in accounts payable and accrued liabilities, and a $188,166 decrease in accrued liabilities. The decrease in cash was primarily due to paying in full a promissory note and note payable from its cash balance, which resulted in a decrease in the current liabilities of $367,807 and long-term liabilities of $1,951,004.

As of February 28, 2009, accounts receivable and inventory represented 73% of current assets and 63% of total assets.  For the three months ended February 28, 2009, the accounts receivable collection period or DSO was 34.4 compared with 37.1 for the three months ended February 29, 2008. For the six months ended February 28, 2009 the DSO was 41.6 days compared with 36.6 days for the six months ended February 29, 2008.  Inventory turnover for the three months ended February 28, 2009 was 103.1 days compared with 70.1 days for the three months ended February 29, 2008. For the six month period, inventory turnover was 93.9 compared with 73.9 days for the six month period ended February 29, 2008.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000.  At February 28, 2009, none of the line was outstanding and  the entire amount of $5,000,000 was available.  Also, as of August 31, 2008 the Company had no borrowing against this line of credit.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the six month period ended February 28, 2009 was 1,150 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the six months ended February 28, 2009, our top ten customers represented 60% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which the entire amount is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act.  Based on this process we did not identify any material weaknesses.  Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2009.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended February 28, 2009 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended February 28, 2009 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended February 28, 2009 covered by this report, there were no material weaknesses in our Internal Controls.

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

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald M. Boone

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Thomas Rice.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald M. Boone

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Thomas Rice

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: April 7, 2009

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated:  April 7, 2009

/s/  Thomas R. Rice

Thomas R. Rice, Chief Financial Officer