Form 10-Q
period 2009-05-31
JEWETT CAMERON TRADING CO LTD
filed 2009-07-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 common shares outstanding at May 31, 2009.

#

Jewett-Cameron Trading Company Ltd.

#

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2009

#

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31,	August 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$ 4,938,114	$ 5,758,479
Accounts receivable, net of allowance of $4,620 (August 31, 2008 - $10,474)	4,285,277	5,405,861
Inventory, net of allowance of $100,000 (August 31, 2008 - $100,000) (note 3)	6,678,599	8,068,284
Note receivable	41,500	-
Prepaid expenses	284,301	138,957
Prepaid income taxes	413,415	13,753

Total current assets	16,641,206	19,385,334

Property, plant and equipment, net (note 4)	1,930,695	1,861,652
Intangible assets, net (note 5)	681,384	740,382
Deferred income taxes (note 6)	172,430	192,870

Total assets	$ 19,425,715	$ 22,180,238

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31,	August 31,
	2009	2008
	(Unaudited)	(Audited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$ 458,632	$ 1,585,844
Accrued liabilities	903,511	1,245,154
Current portion of promissory note and note payable	-	367,807

Total current liabilities	1,362,143	3,198,805

Long term liabilities
Promissory note (note 8)	-	1,951,004

Total liabilities	1,362,143	5,149,809

Contingent liabilities and commitments (note 10)

Stockholders’ equity
Capital stock (note 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2008 - 2,390,977)	2,256,112	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	15,206,656	14,173,513

Total stockholders’ equity	18,063,572	17,030,429

Total liabilities and stockholders’ equity	$19,425,715	$22,180,238

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2009	2008	2009	2008

SALES	$11,419,331	$17,664,365	$31,556,356	$47,010,755

COST OF SALES	8,992,870	14,541,768	24,866,945	38,629,371

GROSS PROFIT	2,426,461	3,122,597	6,689,411	8,381,384

OPERATING EXPENSES
Selling, general and administrative expenses	535,418	163,127	1,599,000	1,604,254
Depreciation and amortization	80,733	77,887	239,121	234,983
Wages and employee benefits	948,812	1,302,001	3,021,579	3,414,288
	1,564,963	1,543,015	4,859,700	5,253,525

Income from operations	861,498	1,579,582	1,829,711	3,127,859

OTHER ITEMS
Gain on sale of property, plant and equipment	350	16,500	2,350	16,115
Interest and other income	705	507	19,637	653
Interest expense	-	(69,463)	(57,533)	(150,888)
	1,055	(52,456)	(35,546)	(134,120)

Income before income taxes	862,553	1,527,126	1,794,165	2,993,739

Income taxes	379,000	566,750	761,022	1,146,250

Net income	$ 483,553	$ 960,376	$ 1,033,143	$ 1,847,489

Basic earnings per common share	$ .20	$ .40	$ .43	$ .77

Diluted earnings per common share	$ .20	$ .40	$ .43	$ .77

Weighted average number of common shares outstanding:
Basic	2,390,977	2,390,977	2,390,977	2,390,232
Diluted	2,390,977	2,391,093	2,390,977	2,391,284

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number		Additional
	Of		Paid-In	Retained
Balance	Shares	Amount	Capital	Earnings	Total

August 31, 2008	2,390,977	$2,256,112	$600,804	$14,173,513	$17,030,429

Net income	-	-	-	1,033,143	1,033,143

May 31, 2009	2,390,977	$2,256,112	$600,804	$15,206,656	$18,063,572

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 483,553	$ 960,376	$1,033,143	$1,847,489
Items not involving an outlay of cash:
Depreciation and amortization	80,733	77,887	239,121	234,983
(Gain) on sale of property, plant and equipment	(350)	(16,500)	(2,350)	(16,115)
Deferred income taxes	32,380	-	20,440	-
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(424,658)	363,693	1,120,583	(619,929)
(Increase) in note receivable	-	-	(41,500)	-
(Increase) decrease in inventory	1,730,362	(899,655)	1,389,685	170,529
(Increase) decrease in prepaid expenses	141,789	33,528	(145,345)	(47,908)
(Decrease) in accounts payable and accrued liabilities	(829,876)	(175,082)	(1,468,855)	(107,239)
Increase (decrease) in accrued income taxes	(50,130)	170,534	(399,661)	(294,966)
Net cash provided by operating activities	1,163,803	514,781	1,745,261	1,166,844

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(233,855)	(4,915)	(249,165)	(34,553)
Proceeds from sale of property, plant and equipment	350	16,500	2,350	16,500
Net cash provided by (used in) investing activities	(233,505)	11,585	(246,815)	(18,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayment) of bank indebtedness	-	-	-	(1,059)
Issuance of capital stock for cash	-	-	-	56,097
Promissory note	-	(15,725)	(2,018,811)	(47,134)
Note payable	-	-	(300,000)	(300,000)
Net cash (used in) financing activities	-	(15,725)	(2,318,811)	(292,096)

Net increase (decrease) in cash and cash equivalents	930,298	510,641	(820,365)	856,695

Cash and cash equivalents, beginning of period	4,007,816	603,185	5,758,479	257,131

Cash and cash equivalents, end of period	$4,938,114	$ 1,113,826	$ 4,938,114	$1,113,826

Supplemental disclosure with respect to cash flows (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

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

May 31, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At May 31, 2009, cash and cash equivalents consisted of cash of $1,921,553 held at U.S. Bank and $3,016,561 in a money market fund that invests almost exclusively in U.S. Treasury Bills.  At August 31, 2008 cash and cash equivalents consisted of cash of $1,755,985 and $4,002,494 in the money market fund.  The Company has not experienced any losses in such accounts.

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

May 31, 2009

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

The earnings per share data for the three and nine month periods ended May 31, 2009 and 2008 are as follows:

	Three Month Periods to May 31,		Nine Month Periods to May 31,

	2009	2008	2009	2008

Net income	$ 483,478	$ 960,376	$1,033,143	$1,847,489

Basic weighted average number of common shares outstanding	2,390,977	2,390,977	2,390,077	2,390,232

Effect of dilutive securities
Stock options	-	116	-	1,052

Diluted weighted average number of common shares outstanding	2,390,977	2,391,093	2,390,977	2,391,284

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

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

The estimated fair values of the Company's financial instruments are as follows:

	May 31, 2009 (Unaudited)		August 31, 2008 (Audited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$4,938,114	$4,938,114	$5,758,479	$5,758,479
Accounts receivable	4,285,277	4,285,277	5,405,861	5,405,861
Note receivable	41,500	41,500
Accounts payable and accrued liabilities	1,362,143	1,362,143	2,830,998	2,830,998
Promissory note	-	-	2,018,811	1,932,583
Note payable	-	-	300,000	312,713

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,938,114	$4,938,114	$—	$—

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

May 31, 2009

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

May 31, 2009

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

In April 2009, FASB issued FSP No. 107-1/APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Entities shall include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods.  Entities shall disclose in the body or in the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  Effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, this FSP was adopted and had no impact on our financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company is currently analyzing the impact this FSP will have on its financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  Effective for interim and annual periods ending after June 15, 2009, SFAS 165 will become effective in the next reporting quarter.  SFAS 165 should not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Wood products and metal products	$4,975,290	$6,945,671
Industrial tools	647,774	706,068
Agricultural seed products	1,055,534	416,545

	$6,678,598	$8,068,284

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Office equipment	$ 677,790	$ 615,940
Warehouse equipment	1,299,501	1,219,360
Buildings	2,089,544	2,004,306
Land	576,881	568,713
	4,643,716	4,408,319

Accumulated depreciation	(2,713,021)	(2,546,667)

Net book value	$ 1,930,695	$ 1,861,652

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605
Accumulated amortization	(199,221)	(140,223)

Net book value	$ 681,384	$ 740,382

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

(Unaudited)

6.

DEFERRED INCOME TAXES

Deferred income taxes as of May 31, 2009 of $172,430 (August 31, 2008 - $192,870) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of May 31, 2009 or August 31, 2008.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

8.

LONG TERM LIABILITIES

The carrying amounts are as follows:

	May 31, 2009 (Unaudited)	August 31, 2008 (Audited)

Promissory note due June 15, 2010 bearing interest at 6.52% per annum (monthly payments of $16,601)	$ -	$2,018,811

Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008 and the remainder due January 15, 2009	-	300,000
	-	2,318,811
Less current portion:
Promissory note	-	67,807
Note payable	-	300,000
	-	367,807

Long term portion	$ -	$1,951,004

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

May 31, 2009

(Unaudited)

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

b)

Greenwood formerly leased office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease expires on July 31, 2009. Unless terminated by Greenwood, this new lease has automatic extensions through April 30, 2011.  For the nine months ended May 31, 2009 and May 31, 2008 rental expense was $67,500 and $108,685 respectively.

JCLC leases office premises pursuant to an operating lease which expires on January 31, 2010.  For the nine months ended May 31, 2009 and 2008, rental expense was $6,563 and $6,563 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2009	$15,417
Fiscal 2010	$3,646
Fiscal 2011	$0

c)

At May 31, 2009 and August 31, 2008 the Company had an un-utilized line-of-credit of $5,000,000 and $4,700,000, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

(Unaudited)

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

Following is a summary of segmented information for the nine month periods ended May 31, 2009 and 2008:

	2009	2008

Sales to unaffiliated customers:
Industrial wood products	$ 8,834,109	$ 22,908,955
Lawn, garden, pet and other	18,570,621	17,901,504
Seed processing and sales	3,153,539	5,398,978
Industrial tools and clamps	998,087	801,318
	$31,556,356	$ 47,010,755

Income (loss) from operations:
Industrial wood products	$ (368,749)	$ 1,094,089
Lawn, garden, pet and other	2,216,707	1,868,911
Seed processing and sales	51,831	186,844
Industrial tools and clamps	(8,202)	60,391
Unallocated overhead	(97,422)	(82,376)
	$ 1,794,165	$ 3,127,859
Identifiable assets:
Industrial wood products	$ 3,094,938	$ 7,350,639
Lawn, garden, pet and other	13,743,226	13,192,657
Seed processing and sales	1,251,131	530,965
Industrial tools and clamps	821,563	804,622
Unallocated overhead	101,441	147,129
	$19,012,299	$ 22,026,012

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

(Unaudited)

11.

SEGMENT INFORMATION (cont’d…)

Depreciation and amortization:
Industrial wood products	$ 3,248	$ 4,911
Lawn, garden, pet and other	221,394	216,108
Seed processing and sales	9,499	8,984
Industrial tools and clamps	4,980	4,980
	$ 239,121	$ 234,983
Capital expenditures:
Industrial wood products	$ 1,500	$ 10,762
Lawn, garden, pet and other	246,646	20,527
Seed processing and sales	1,019	3,264
Industrial tools and clamps	-	-
	$ 249,165	$ 34,553
Interest expense:
Lawn, garden, pet and other	$ 57,532	$ 150,888

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2009 and 2008, respectively:

	Nine Months Ended May 31, 2009	Nine Months Ended May 31, 2008
Sales	$ 13,571,607	$ 5,859,696

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country:

	Nine Months Ended May 31, 2009	Nine Months Ended May 31, 2008

United States	$ 28,331,453	$ 43,426,307
Canada	2,478,761	3,302,699
Mexico	162,918	184,185
Europe	346,173	97,563
Asia/Pacific	217,820	-
Africa	19,231	-

All of the Company’s identifiable assets were located in the United States as of May 31, 2009 and 2008.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2009

(Unaudited)

12.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers.  At May 31, 2009, two customers accounted for over 10% of total accounts receivable at a combined total of 56%.  At August 31, 2008 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 13%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2009 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $8,293,014.  In the nine month period ended May 31, 2008 there were two suppliers that each accounted for greater than 10% of total purchases, and their aggregate purchases amounted to 41.9% of total purchases.

13.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three and nine month periods ended May 31, 2009 and 2008 are summarized as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,

	2009	2008	2009	2008

Cash paid during the periods for:
Interest	$ -	$ 66,266	$ 57,533	$ 166,190
Income taxes	$ 396,750	$ 396,216	$ 761,022	$ 1,441,216

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2009 and August 31, 2008 and its results of operations and cash flows for the three and nine month periods ended May 31, 2009 and May 31, 2008 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2009.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2009 and May 31, 2008

For the three months ended May 31, 2009, sales decreased $6,245,033 to $11,419,331 from $17,664,365 for the three months ended May 31, 2008.  The decrease is largely due to a decline in sales of industrial wood products at Greenwood.

Sales at Greenwood were $2,696,711 for the three months ended May 31, 2009, which was a decrease of $4,394,629 or 64% compared to sales of $7,540,185 for the three months ended May 31, 2008.  Sales to boat manufacturers represented approximately 59% of Greenwood’s total sales for the year ended August 31, 2008, and demand from these kinds of customers has been severely affected by weak economic conditions.  Furthermore, Greenwood lost a major group of boat manufacturing customers, when a two year contract came up for renewal at June 30, 2008.  Also contributing to the decline in sales was the departure of some traders earlier in calendar 2008.  New traders have been hired, but the net effect has been a reduction in sales.  Operating income at Greenwood was ($103,411) for the three months ended May 31, 2009, which was a decline of ($415,239) from the $311,828 profit recorded in the same period a year ago.  This primarily reflects the effect of fixed costs at the relatively low level of sales during the period.  For the remainder of the fiscal year, depressed conditions in the overall economy and in the boating industry in particular will likely be a significant challenge for all suppliers in the industry including Greenwood.

Sales at JCLC were $7,783,371 for the three months ended May 31, 2009, which was a decrease of $1,076,572, or 12%, compared to sales of $8,859,943 for the three months ended May 31, 2008.   Operating income was $1,075,148, which was a decrease of $185,697 compared to the income of $1,260,845 from the year-ago quarter.  The percentage decline in operating income was approximately the same as the percentage decline in sales for the quarter, as gross margins remained relatively steady. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $439,097 for the three months ended May 31, 2009, which was a decrease of $567,372 or 56% compared to $1,006,469 for the three months ended May 31, 2008.  Operating loss for the current quarter was ($56,971), a decrease of $59,701 from the operating income of $2,730 recorded by JCSC in the prior year’s quarter. Grass seed demand has fallen due to the overall economy and substantially lower new home construction rates in North America.

Sales at MSI were $500,153 for the three months ended May 31, 2009, which was an increase of $242,385 or 94% compared to $257,768 for the three months ended May 31, 2008. Operating income was ($18,247), a decrease of $49,848 compared to the operating income of $31,601 recorded in the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended May 31, 2009 was 21.2% compared with 17.7% for the three months ended May 31, 2008.  This improvement primarily reflects the fact that metal products sold by JCLC, which have a higher margin than the Company’s other products, were a larger part of the sales mix in the current year vs. the prior year.

Operating expenses increased by $21,948 from $1,543,015 for the three month period ended May 31, 2008 to $1,564,963 for the three month period ended May 31, 2009.  Selling, General and Administrative Expenses increased by $372,291 from $163,127, although Wages and Employee Benefits declined by the similar amount of $353,189, as the Company has reduced total employment by approximately 10%. Depreciation and Amortization rose by $2,846, from $77,887 to $80,733.

Income tax expense for the three month period ended May 31, 2009 was $379,000 compared to $566,750 for the three month period ended May 31, 2008. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended May 31, 2009 was $483,553 or $.20 per basic and diluted share compared to $960,376 or $.40 per basic and diluted share for the three month period ended May 31, 2008.

Nine Months Ended May 31, 2009 and May 31, 2008

For the nine months ended May 31, 2009, sales decreased $15,454,399 or 32.3% to $31,556,356 from $47,010,755 for the nine months ended May 31, 2008.  The decline primarily reflects a relatively large decrease in sales at Greenwood and Jewett Cameron Seed Company that was only partially offset by an increase in sales at Jewett Cameron Lumber Company.

Sales at Greenwood were $8,834,109 for the nine months ended May 31, 2009, which was a decrease of $14,074,846 or 61.4% compared to sales of $22,908,955 for the nine months ended May 31, 2008.  A slowdown in the boat manufacturing industry, where much of Greenwood’s sales are targeted was a significant factor contributing to the decline in sales.  For the nine months ended May 31, 2009, Greenwood reported an operating loss of ($368,749) compared to an operating profit of $1,094,089 for the nine months ended May 31, 2008. Going forward, the current depressed economic conditions, particularly in the boating industry, will likely continue to be a challenge for Greenwood.

Sales at JCLC were $18,570,621 for the nine months ended May 31, 2009, which was an increase of $669,117 or 3.7% compared to sales of $17,901,504 for the nine months ended May 31, 2008.  The increase primarily reflects higher sales of specialty metal products.  Operating income increased $347,796, or 18.6%, from $1,868,911to $2,216,707. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $3,153,539 for the nine months ended May 31, 2009, which was a decrease of $2,245,439, or 41.6% compared to sales of $5,398,978 for the nine months ended May 31, 2008.  The lower sales were largely due to decreased demand for grass seed from new home construction in North America. Operating income for the current nine month period was $51,831, a decrease of $135,013 from the operating income of $186,844 recorded in the prior year’s nine month period.

Sales at MSI were $998,087 for the nine months ended May 31, 2009, which was a increase of $196,769 or 24.6% compared to $801,318 for the nine months ended May 31, 2008.  Operating loss for the current nine month period was ($8,202) compared to an operating profit of $60,391 in the prior year’s nine month period.

Gross margin for the nine month period ended May 31, 2009 was 21.2% compared with 17.8% for the nine months ended May 31, 2008 The improvement in gross margin percentage  reflects the increased sales of specialty metal products at JCLC, which have higher margins than wood products sales.

Operating expenses decreased by $393,825, or 7.5%, to $4,859,700 for the nine month period ended May 31, 2009 from $5,253,525 for the nine month period ended May 31, 2008.  The decrease was largely due to a decline in Wages and Employee Benefits, which fell $392,709, or 11.5%. Management has recently reduced total employment by 10%, which was above the previously announced goal of a 5% reduction. Selling, general, and administrative expenses decreased slightly by $5,254 and depreciation and amortization increased by $4,138.

Income tax expense for the nine month period ended May 31, 2009 was $761,022 compared to $1,146,250 for the nine month period ended May 31, 2008. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the nine month period ended May 31, 2009 was $1,033,143, or $0.43 per basic and diluted share, compared to $1,847,489 or $.77 per basic and diluted share, for the nine month period ended May 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009 the Company had working capital of $15,279,062, which represented an decrease of $907,467 compared to working capital of $16,186,529 as of August 31, 2008.  The largest differences regarding this change in working capital were a $820,365 decrease in cash and cash equivalents, a $1,120,583 decrease in accounts receivable, a $1,127,212 decrease in accounts payable, and a $341,643 decrease in accrued liabilities. The decrease in cash and cash equivalents was primarily due to paying in full a promissory note and note payable from its cash balance, which resulted in a decrease in the current liabilities of $367,807 and long-term liabilities of $1,951,004.

As of May 31, 2009, accounts receivable and inventory represented 66% of current assets and 56% of total assets.  For the three months ended May 31, 2009, the accounts receivable collection period or DSO was 34.5 compared with 35.5 for the three months ended May 31, 2008. For the nine months ended May 31, 2009 the DSO was 36.9 days compared with 36.1 days for the nine months ended May 31, 2008.  Inventory turnover for the three months ended May 31, 2009 was 77.2 days compared with 58.7 days for the three months ended May 31, 2008. For the nine month period, inventory turnover was 80.7 compared with 68.0 days for the nine month period ended May 31, 2008.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000.  At May 31, 2009, none of the line was outstanding and  the entire amount of $5,000,000 was available.  Also, as of August 31, 2008 the Company had no borrowing against this line of credit.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

The Company is currently exploring possible uses for its cash position to increase shareholder value. This may include a common share repurchase program for some of its currently outstanding common shares.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the nine month period ended May 31, 2009 was approximately 950 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the nine months ended May 31, 2009, our top ten customers represented 63% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2009.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended May 31, 2009 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended May 31, 2009 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended May 31, 2009 covered by this report, there were no material weaknesses in our Internal Controls.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated: July 13, 2009

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

Dated: July 13, 2009

/s/  Thomas R. Rice

Thomas R. Rice, Chief Financial Officer