Form 10-K
period 2009-08-31
JEWETT CAMERON TRADING CO LTD
filed 2009-11-18
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended  AUGUST 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          [ ] Yes    [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ] Yes    [ ] No

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

Smaller Reporting Company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[ ] Yes       [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:   August 31, 2009 = $13,963,306.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 13, 2009: 2,390,977

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2009

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

Total Company sales were approximately $42 million and $64 million during fiscal years ended August 31, 2009 and 2008, respectively.

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

The Company’s authorized capital includes 20,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of August 31, 2009 there were 2,390,977 common shares outstanding. As of November 13, 2009, there were 2,390,977 common shares outstanding. The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are also listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Industrial Wood Products - Greenwood

During fiscal 2009, Greenwood operated out of leased office space located in a suburb of Portland, Oregon.  This business involves the wholesale distribution of a variety of specialty wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.

During fiscal 2009 and 2008, sales to boat manufacturers represented approximately 24% and 59% respectively of total segment sales.  Likewise, Greenwood’s total sales for fiscal 2009 and 2008 were 27% and 44% respectively of total Company sales.

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

Customer Concentration

The top ten customers were responsible for 60% and 51% of total Company sales for the years ended August 31, 2009 and August 31, 2008 respectively.  Also, the Company’s single largest customer was responsible for 14% and 8% of total Company sales for the years ended August 31, 2009 and August 31, 2008 respectively.

Employees

As of August 31, 2009, the Company had 47 full-time employees.  By segment these employees were located as follows: Greenwood 9, JCLC 22, JCSC 11, and MSI 5.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the officers of the Company are employed by JCLC.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock was 951 shares on NASDAQ for the year ended August 31, 2009 and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2009 our top ten customers represented 60% of our total sales, and our single largest customer was responsible for 14% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and Canada, and are primarily in the marine and retail home improvement industries.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2009.  Based on this process we did not identify any material weaknesses.  Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

The property associated with JCSC, which is owned, consists of a little over 13 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  The Company also leases a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133. The facility is 2,000 square feet and provides testing facilities for JCSC.  The lease expires January 31, 2010, and includes an option to buy the property.  The Company pays a $729 monthly lease payment.

During fiscal 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  The lease was originally scheduled to expire on July 31, 2009, and was extended to September 30, 2009. The Company pays a $7,500 monthly lease payment.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/09	5,900	$ 6.49	$ 5.73	$ 6.45
Quarterly
8/31/09	55,700	$ 6.39	$ 4.55	$ 5.84
5/31/09	41,500	$ 5.49	$ 4.00	$ 4.80
2/28/09	42,300	$ 5.65	$ 4.37	$ 4.92
11/30/08	100,200	$ 7.33	$ 4.45	$ 4.86

8/31/08	85,590	$ 7.89	$ 6.58	$ 7.34
5/31/08	104,529	$ 7.77	$ 6.56	$ 7.05
2/29/08	108,618	$ 9.37	$ 6.50	$ 7.75
11/30/07	377,669	$10.48	$ 7.25	$ 7.50

Yearly
8/31/09	239,700	$ 7.33	$ 4.00	$ 5.84
8/31/08	432,286	$10.48	$ 6.50	$ 7.34
8/31/07	2,821,036	$12.10	$ 6.21	$ 9.15
8/31/06	10,418,550	$12.77	$ 5.21	$ 7.26
8/31/05	1,326,299	$ 7.31	$ 3.33	$ 5.99

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

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Canadian Dollars)

Period Ended	Volume	High	Low	Last

Monthly
9/30/09	2,000	$ 6.87	$ 6.25	$ 6.86
Quarterly
8/31/09	2,200	$ 6.75	$ 5.30	$ 6.75
5/31/08	500	$ 6.33	$ 5.69	$ 6.33
2/28/09	3,500	$ 6.92	$ 4.00	$ 5.95
11/30/08	3,300	$ 7.50	$ 5.75	$ 5.75

8/31/08	5,500	$ 7.75	$ 6.49	$ 7.50
5/31/08	100	$ 7.75	$ 6.60	$ 7.75
2/29/08	1,400	$ 8.00	$ 6.60	$ 6.60
11/30/07	700	$ 9.39	$ 7.55	$ 7.55

Yearly
8/31/09	9,500	$ 7.50	$ 4.00	$ 6.75
8/31/08	7,700	$ 9.39	$ 6.49	$ 7.50
8/31/07	65,357	$11.67	$ 7.00	$ 9.50
8/31/06	97,500	$13.92	$ 6.13	$ 8.00
8/31/05	59,013	$ 8.21	$ 4.17	$ 7.03

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On November 13, 2009 there were 2,390,977 of the Company’s common shares outstanding.

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

During fiscal 2009 and 2008, the Company issued 0 and  6,185 shares respectively pursuant to its funding of the Employee Stock Option Plan (“ESOP”).  The Company relied on the exemption under Regulation 4.2.

Purchases of equity securities by the issuer and affiliated purchasers

The Company has in the past purchased its common stock in the open market using a normal course issuer bid with the intent of subsequently canceling the shares.  Canadian regulations limit such purchases to 10% of the public float as of the date of Toronto Stock Exchange approval.  During the fiscal years ended August 31, 2009 and 2008 no shares were repurchased.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2009 and fiscal 2008.  (Figures are thousands of dollars except per share amounts.)

	For the Year Ended August 31, 2009
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$10,782	$9,355	$11,419	$10,574	$42,130
Gross profit	2,216	2,046	2,426	2,214	8,902
Net income	293	256	484	549	1,582
Basic earnings per share	$0.12	$0.11	$0.20	$0.23	$0.66
Diluted earnings per share	$0.12	$0.11	$0.20	$0.23	$0.66

	For the Year Ended August 31, 2008
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$14,263	$15,083	$17,664	$17,311	$64,321
Gross profit	2,524	2,735	3,123	3,007	11,389
Net income	374	513	960	763	2,610
Basic earnings per share	$0.16	$0.21	$0.40	$.32	$1.09
Diluted earnings per share	$0.16	$0.21	$0.40	$.32	$1.09

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2009 and August 31, 2008

Sales totaled $42,130,097 in fiscal 2009 compared to sales of $64,321,034 for 2008, which was a decrease of $22,190,937, or 35%.  Primarily this reflects a relatively large decrease in sales at Greenwood due to continued weak demand from boat manufactures.

Gross margin for 2009 was 21.1% compared with 17.7% in 2008.  The margin improvement primarily reflects the fact that specialty metal products, which are manufactured and sold by JCLC, have a higher gross margin than the other products that the Company sells. In 2009, metal product sales were a higher percentage of total sales than in the prior year.  These metal products represented approximately 41% of total Company sales in 2009 compared with about 30% in the prior year.

Operating expenses decreased by $772,965 from $7,015,919 in 2008 to $6,242,954 in 2009.  The decline was due to lower Wages and employee benefits, which fell to $3,743,847 from $4,535,823 as the Company reduced its employee count approximately 22%. Other selling, general and administrative expenses and depreciation and amortization expenses were relatively unchanged.

Interest expense decreased from $189,627 in 2008 to $43,363 in 2009.  The decrease was due to a lower level of borrowing, including the repayment of the entire balance of the Promissory Note outstanding.

The effective income tax rate for 2009 was 39.7% compared with a rate of 38.0% in 2008.  The Company calculates income tax expense based on combined federal and state rates that are currently in effect, and the rate in 2009 is close to the statutory rate.

Net income for 2009 was $1,582,477, or $0.66 per diluted share, compared with $2,610,134 or $1.09 per diluted share in 2008.

Industrial Wood Products - Greenwood

Sales at Greenwood were $11,484,094, which was a decrease of $16,503,957 or 59% compared to sales of $27,988,051 in 2008.  The sharp decline is attributable to continued weak demand from the boat manufacturing industry. Sales of plywood to boat manufacturers represented approximately 24% and 59% of Greenwood’s total sales during 2009 and 2008 respectively, and demand from these customers has been severely affected by weak economic conditions.  Furthermore, Greenwood lost a major group of boat manufacturing customers, when a two year contract came up for renewal at June 30, 2008.

Greenwood had an operating loss of  ($395,764) in 2009 compared to operating income of $1,017,534 in 2008.  The decline in operating income reflects the steep decrease in sales. Management has conducted operating expense control at Greenwood, but the current depressed economic conditions, particularly in the boating industry, will likely continue to be a challenge for Greenwood.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $24,759,386 in fiscal 2009, which was a decrease of $3,080,713, or 11%, compared to sales of $27,840,099 in 2008. The decline was primarily due to the overall weak economy.  The following table shows a breakdown between these two product categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2009

$17.4

$7.4

$24.8

70%

30%

100%

2008

$19.2

$8.6

$27.8

69%

31%

100%

Operating income at JCLC was $3,012,836 in 2009 compared to income of $3,081,984 in 2008. Although sales in the segment declined by 11%, operating income declined by only 2% due to effective cost controls combined with increased sales percentage of higher margin metal products.

Seed Processing and Sales - JCSC

Sales at JCSC were $4,376,530 in 2009 compared to $7,357,195 in 2008. This represents a decrease of $2,980,665, or 41%. The lower sales were largely reflective of the overall weak economy.  Specifically, there was a decreased demand for grass seed from new home construction and the golf course industry in North America, a factor which is expected to continue in fiscal 2010, combined with price and alternative source changes in the livestock feed industry. Operating income at JCSC was $99,972 in 2009 compared to $265,670 in 2008, which was a decrease of $165,698 or 62%.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,510,087 for 2009 compared to $1,135,689 for 2008, which was an increase of $374,398 or 33%.  Operating income at MSI was $42,399 in 2009 compared with $113,346 in 2008, which was an decrease of $70,947 or 63%.  The lower operating income was the result of lower gross margins due to heightened market competitiveness.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2009

As of August 31, 2009 the Company had working capital of $15,816,890, which represented an decrease of $369,639 compared to working capital of $16,186,529 as of August 31, 2008.  The largest changes affecting working capital were an increase in cash of $1,070,092 which was primarily based on net income, the reduction in accounts receivable and inventory, and only minimal capital spending during the year. Accounts receivable decreased by $1,801,945 as a direct reflection of lower sales, combined with active credit risk management during the economic downturn.  Inventory decreased by $1,113,473 as the lower levels of sales required lower inventory levels, and accounts payable decreased by $586,282.  In 2008, the Company also had the current portion of a promissory note of $367,807 compared to zero in 2009 as the Promissory Note was paid in full in 2009. The ratio of current assets to current liabilities or current ratio as of August 31, 2009 was 9.92 reflecting a very high degree of liquidity.

For the year ended August 31, 2009 the accounts receivable collection period or DSO was 31.2 compared to 36.0 days for the year ended August 31, 2008.  Inventory turnover for the year ended August 31, 2009 was 76.5 days compared with 67.8 days for the year ended August 31, 2008.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At August 31, 2009 and August 31, 2008, the company had no borrowing balance leaving $4,700,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.  As of August 31, 2009 the one month LIBOR rate plus 190 basis points was 2.16% (0.26% + 1.90%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

During 2009, the Company repaid in full the remaining balance on a promissory note payable to U.S. Bank due on June 15, 2010. As of August 31, 2008, the note payable had a balance of $2,018,811.  This loan was secured by the property at the Company’s headquarters location in North Plains, Oregon.  The interest rate on this loan was 6.52%, and monthly payments including principal and interest was $16,601. The Company also had a note payable of $300,000 bearing interest of 5% per year, which was part of the consideration connected with the purchase of patents and manufacturing rights for fence gate support systems.  This note plus accrued interest was due on January 15, 2009, and was repaid in full in fiscal 2009

The Company is currently exploring possible uses for its cash position to increase shareholder value. This may include a common share repurchase program for some of its currently outstanding common shares.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt obligations	-	-	-	-	-
Operating lease obligations	$ 11,146	$ 11,146	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-

Inflation

The Company does not believe that inflation had a material impact during fiscal 2009 or 2008.  Typically the company passes price increases on to the customer.

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

During the year ended August 31, 2009, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2009, and the Company does not use derivative instruments for trading purposes.

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

Audited Financial Statements: fiscal 2009 and 2008

Report of Independent Registered Accounting Firm dated November 18, 2009

Consolidated Balance Sheets

Balance Sheets at 8/31/2009 and 8/31/2008

Consolidated Statements of Operations

  For the years ended 8/31/2009 and 8/31/2008

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2009 and 8/31/2008

Consolidated Statements of Cash Flows

  For the years ended 8/31/2009 and 8/31/2008

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 18, 2009

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2009

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and subsidiaries as at August 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

November 18, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$ 6,828,571	$ 5,758,479
Accounts receivable, net of allowance of $3,816 (August 31, 2008 - $10,474)	3,603,916	5,405,861
Inventory, net of allowance of $313,000 (August 31, 2008 - $100,000) (note 3)	6,954,811	8,068,284
Note receivable	41,500	-
Prepaid expenses	160,809	138,957
Prepaid income taxes	43,805	13,753

Total current assets	17,633,412	19,385,334

Property, plant and equipment, net (note 4)	1,872,191	1,861,652
Intangible assets, net (note 5)	662,045	740,382
Deferred income taxes (note 6)	261,780	192,870

Total assets	$ 20,429,428	$ 22,180,238

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2009	2008

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$ 999,562	$ 1,585,844
Accrued liabilities	816,960	1,245,154
Current portion of promissory note and note payable	-	367,807

Total current liabilities	1,816,522	3,198,805

Long term liabilities
Promissory note (note 8)	-	1,951,004

Total liabilities	1,816,522	5,149,809

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 9)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2008 - 2,390,977)	2,256,112	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	15,755,990	14,173,513

Total stockholders’ equity	18,612,906	17,030,429

Total liabilities and stockholders’ equity	$20,429,428	$22,180,238

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2009	2008

SALES	$ 42,130,097	$ 64,321,034

COST OF SALES	33,228,338	52,932,232

GROSS PROFIT	8,901,759	11,388,802

OPERATING EXPENSES
Selling, general and administrative	2,182,143	2,166,535
Depreciation and amortization	316,964	313,561
Wages and employee benefits	3,743,847	4,535,823
	6,242,954	7,015,919

Income from operations	2,658,805	4,372,883

OTHER ITEMS
Gain on sale of property, plant and equipment	2,850	16,115
Interest and other income	5,445	7,571
Interest expense	(43,363)	(189,627)
	(35,068)	(165,941)

Income before income taxes	2,623,737	4,206,942

Income taxes (note 6)
Current	1,110,170	1,669,978
Deferred (recovered)	(68,910)	(73,170)
	1,041,260	1,596,808

Net income for the year	$ 1,582,477	$ 2,610,134

Basic earnings per common share	$ 0.66	$ 1.09

Diluted earnings per common share	$ 0.66	$ 1.09

Weighted average number of common shares outstanding:
Basic	2,390,977	2,390,284
Diluted	2,390,977	2,391,004

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2007	2,384,792	$ 2,200,014	$ 600,804	$ 11,563,379	$ 14,364,197

Net income	-	-	-	2,610,134	2,610,134
Shares issued to ESOP	6,185	56,098	-	-	56,098
August 31, 2008	2,390,977	2,256,112	600,804	14,173,513	17,030,429

Net income	-	-	-	1,582,477	1,582,477
August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,582,477	$ 2,610,134
Items not affecting cash:
Depreciation and amortization	316,964	313,561
Gain on sale of property, plant and equipment	(2,850)	(16,115)
Deferred income taxes	(68,910)	(73,170)

Changes in non-cash working capital items:
Decrease in accounts receivable	1,801,945	1,039,423
Increase in note receivable	(41,500)	-
Decrease in inventory	1,113,473	2,810,259
(Increase) decrease in prepaid expenses	(21,852)	63,198
Decrease in accounts payable and accrued liabilities	(1,014,476)	(699,663)
Decrease in accrued income taxes	(30,052)	(187,510)

Net cash provided by operating activities	3,635,219	5,860,117

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	2,850	16,500
Purchase of property, plant and equipment	(249,166)	(63,582)
Purchase of intangible assets and other	-	(3,595)

Net cash used in investing activities	(246,316)	(50,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	-	(1,059)
Issuance of capital stock for cash	-	56,098
Repayment of notes payable	(300,000)	(300,000)
Promissory note	(2,018,811)	(63,131)

Net cash used in financing activities	(2,318,811)	(308,092)

Net increase in cash and cash equivalents	1,070,092	5,501,348

Cash and cash equivalents, beginning of year	5,758,479	257,131

Cash and cash equivalents, end of year	$ 6,828,571	$ 5,758,479

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At August 31, 2009, cash and cash equivalents consisted of cash of $3,812,010 held at U.S. Bank and $3,016,561 in a money market fund that invests almost exclusively in U.S. Treasury Bills.  At August 31, 2008 cash and cash equivalents consisted of cash of $1,755,985 and $4,002,494 in the money market fund.  The Company has not experienced any losses in such accounts.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

The earnings per share data for the fiscal years ended August 31, 2009 and 2008 are as follows:

	2009	2008

Net income	$ 1,582,477	$ 2,610,134

Basic weighted average number of common shares outstanding	2,390,977	2,390,284

Effect of dilutive securities
Stock options	-	720

Diluted weighted average number of common shares outstanding	2,390,977	2,391,004

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

No options were granted during the year ended August 31, 2009, and there were no options outstanding on August 31, 2009.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

The estimated fair values of the Company's financial instruments as of August 31, 2009 and 2008  follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$6,828,571	$6,828,571	$5,758,479	$5,758,479
Accounts receivable	3,603,916	3,603,916	5,405,861	5,405,861
Note receivable	41,500	41,500	-	-
Accounts payable and accrued liabilities	1,816,522	1,816,522	2,830,998	2,830,998
Promissory note	-	-	2,018,811	1,932,583
Note payable	-	-	300,000	312,713

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,828,571	$6,828,571	$—	$—

The fair values of cash and cash equivalents are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

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

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

3.

INVENTORY

A summary of inventory as of August 31, 2009 and 2008 follows:

	2009	2008

Wood products and metal products	$5,356,199	$6,945,671
Industrial tools	557,722	706,068
Agricultural seed products	1,040,890	416,545

	$6,954,811	$8,068,284

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2009 and 2008 follows:

	2009	2008

Office equipment	$ 677,791	$ 615,940
Warehouse equipment	1,297,383	1,219,360
Buildings	2,089,544	2,004,306
Land	576,881	568,713
	4,641,599	4,408,319

Accumulated depreciation	(2,769,408)	(2,546,667)

Net book value	$ 1,872,191	$ 1,861,652

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2009 and 2008 follows:

	2009	2008
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605
Accumulated amortization	(218,560)	(140,223)

Net book value	$ 662,045	$ 740,382

6.

DEFERRED INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2009	2008

Computed tax at the federal statutory rate	$ 982,051	$ 1,415,280
State taxes, net of federal benefit	124,775	184,858
Depreciation	413	(14,475)
Inventory reserve	(106,876)	18,034
Other	40,897	(6,889)

Provision for income taxes	$ 1,041,260	$ 1,596,808

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

DEFERRED INCOME TAXES (cont’d…)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Deferred income tax assets as of August 31, 2009 of $261,780 (August 31, 2008 - $192,870) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2009	2008

Deferred tax assets:
Allowance for inventory	$ 232,164	$ 125,288
Allowance for bad debts	1,464	4,017
Difference between book and tax depreciation	28,152	28,565
Net operating loss carryforwards - Canada	-	35,000

Total deferred tax assets	261,780	192,870
Valuation allowance	-	-

Net deferred tax assets	$ 261,780	$ 192,870

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of August 31, 2009 or August 31, 2008.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

8.

LONG TERM LIABILITIES

The carrying amounts are as follows:

	2009	2008

Promissory note due June 15, 2010 bearing interest at 6.52% per annum (monthly payments of $16,601)	$ -	$2,018,811

Note payable bearing interest at 5% per annum with $300,000 due January 15, 2008 and the remainder due January 15, 2009	-	300,000
	-	2,318,811
Less current portion:
Promissory note	-	67,807
Note payable	-	300,000
	-	367,807

Long term portion	$ -	$1,951,004

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

Stock option activity during the years ended August 31, 2009 and August 31, 2008 is as follows:

	Number	Weighted
	Of	Average
	Shares	Exercise Price

Balance, at August 31, 2007	15,000	$ 7.06
Granted	-	-
Exercised	-	-
Expired / Forfeited	(15,000)	7.06
Balance, at August 31, 2008 and August 31, 2009	-	$ -

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, or voting control of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $164,118 and $158,700 for the fiscal years ended August 31, 2009 and 2008, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

	2009	2008

Shares owned by ESOP	414,598	399,968

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  For the years ended August 31, 2009 and 2008 the contributions to the pension and profit sharing plan were $64,105 and $73,898, respectively.  The Company contributes 3% of the first $100,000 of eligible compensation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

b)

Greenwood formerly leased office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease scheduled to expire on July 31, 2009, was extended to September 30, 2009, at which point it was terminated and Greenwood co-located its operations in the building utilized by JCLC and MSI.  For the years ended August 31, 2009 and 2008 rental expense was $90,000 and $131,185, respectively.

JCLC leases office premises pursuant to an operating lease which expires on January 31, 2010.  For the years ended August 31, 2009 and 2008 rental expense was $8,750 and $8,750 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2010	$11,146
Fiscal 2011	$0

c)

At August 31, 2009 and August 31, 2008 the Company had an un-utilized line-of-credit of $5,000,000 and $4,700,000, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the years ended August 31:

	2009	2008

Sales to unaffiliated customers:
Industrial wood products	$ 11,484,094	$ 27,988,051
Lawn, garden, pet and other	24,759,386	27,840,099
Seed processing and sales	4,376,530	7,357,195
Industrial tools and clamps	1,510,087	1,135,689
	$ 42,130,097	$ 64,321,034

Income (loss) before income taxes:
Industrial wood products	$ (395,764)	$ 678,170
Lawn, garden, pet and other	2,953,804	3,239,976
Seed processing and sales	34,082	177,794
Industrial tools and clamps	9.918	66,648
Unallocated overhead	21,697	44,354
	$ 2,623,737	$ 4,206,942

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

Identifiable assets:
Industrial wood products	$ 2,812,744	$ 5,591,291
Lawn, garden, pet and other	15,100,160	13,928,355
Seed processing and sales	1,783,874	1,724,490
Industrial tools and clamps	721,745	872,828
Unallocated overhead	10,905	63,274
	$ 20,429,428	$ 22,180,238

Depreciation and amortization:
Industrial wood products	$ 4,105	$ 6,106
Lawn, garden, pet and other	293,548	288,710
Seed processing and sales	12,671	12,105
Industrial tools and clamps	6,640	6,640
	$ 316,964	$ 313,561

Capital expenditures:
Industrial wood products	$ 1,500	$ 10,762
Lawn, garden, pet and other	246,646	49,556
Seed processing and sales	1,019	3,264
Industrial tools and clamps	-	-
	$ 249,165	$ 63,582

Interest expense:
Lawn, garden, pet and other	$ 43,363	$ 189,627

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31.

	2009	2008
Sales	$ 17,757,074	$ -

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2009	2008

United States	$ 37,570,073	$ 59,628,633
Canada	3,328,059	4,336,487
Mexico	360,149	203,328
Europe	527,131	129,175
Asia/Pacific	325,454	23,411
Africa	19,231	-

All of the Company’s identifiable assets were located in the United States as of August 31, 2009 and 2008.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2009 three customers accounted for accounts receivable greater than 10% of total accounts receivable at 41%. At August 31, 2008 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 13%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2009 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $11,368,318.  For the fiscal year ended August 31, 2008 there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $20,601,470.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2009 and 2008 are summarized as follows:

	2009	2008

Cash paid during the year for:
Interest	$ 59,416	$ 203,686
Income taxes	$ 1,140,221	$ 1,857,489

There were no non-cash investing or financing activities during the years presented.

17.

SUBSEQUENT EVENTS

We have evaluated all events subsequent to the end of the Company’s fiscal year ended on August 31, 2009 through November 18, 2009 and determined there are no subsequent events that require disclosure under SFAS 165.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2009 and 2008 and for the years then ended is included on Page 17 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule II for the years ended August 31, 2009 and 2008 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2009 and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

November 18, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2009

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2008

Allowance deducted from related Balance sheet account:
Inventory	$ -	$ 100,000	$ -	$ -	$ 100,000

Deferred tax valuation account	$ -	$ -	$ -	$ -	-

August 31, 2009

Allowance deducted from related Balance sheet account:
Inventory	$ 100,000	$ 213,000	$ -	$ -	$ 313,000

Deferred tax valuation account	$ -	$ -	$ -	$ -	$ -

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2009.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists as of November 13, 2009 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

	Table No. 4 Directors
		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	69	July 1987
Ted A. Sharp (1) (2)	61	September 2004
Jeffrey G. Wade (1) (2)	68	March 2007
Ralph E. Lodewick (1) (2)	74	February 2008

(1)

Member of Audit Committee.

(2)

Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of October 19, 2009, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the board of directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company, with the exception of the CFO who spends 50% of his time on the affairs of the Company.

	Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	69	July 1987
Murray G. Smith	Chief Financial Officer	38	September 2009
Michael C. Nasser	Corporate Secretary	63	July 1987

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

Murray G. Smith is a licensed CPA with over 17 years of accounting and finance leadership experience.  Prior to joining Jewett-Cameron as Chief Financial Officer, he led the Company’s Sarbanes-Oxley compliance program the past two years.  Previous employers have included Intel, Arthur Andersen, Teledyne & Paulson Investment.  Mr. Smith is a graduate of the University of Washington.

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

The audit committee met three times during Fiscal 2007, three times during Fiscal 2008, and five times in Fiscal 2009.

Compliance with Section 16(a) of the Exchange Act.

All of the officers and directors filed the required paperwork during Fiscal 2009.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2009, 2008 and 2007 for the Company’s chief executive officer, each of the Company’s four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer
	2009	$36,000	$ -	$ -	$ -	$ -	$ -	$ 3,600
	2008	$36,000	$ -	$ -	$ -	$ -	$ -	$ 3,420
	2007	$36,000	$ -	$ -	$ -	$ -	$ -	$ 3,384

Michael Nasser, Corporate Secretary
	2009	$177,000	$60,885	$ -	$ -	$ -	$ -	$ 10,000
	2008	$177,000	$92,950	$ -	$ -	$ -	$ -	$ 9,500
	2007	$177,000	$54,250	$ -	$ -	$ -	$ -	$ 9,400

The Company may grant stock options to directors, executive officers and employees.  The Company established an ESOP that covers all eligible employees. Also, the Company has a 401(k) Plan; the terms of which call for the Company to contribute 3% of the first $100,000 of each eligible employee’s income to the 401(k) Plan.

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2009 to provide pension, retirement or similar benefits for directors or executive officers.

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

During Fiscal 2007 stock options to purchase a total of 37,500 shares were granted to independent directors with a weighted average exercise price of $7.04.  However, options to purchase 15,000 shares with an exercise price of $7.03 were subsequently forfeited based on one director resigning and one director’s term of office ending.  Also, options to purchase 7,500 shares were exercised at $7.03.

During Fiscal 2008 the stock options to purchase 15,000 shares that were outstanding at the beginning of the year were forfeited based on one director’s term of office ending and another director not exercising his options prior to expiration.  No options were granted during Fiscal 2009, and at year end there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan, the terms of which call for us to contribute 3% of the first $100,000 of each of our eligible employee’s income to the Plan.  The Company’s aggregate contribution to the 401(k) Plan was $64,105 and $73,898 and for the fiscal years ended August 31, 2009 and August 31, 2008, respectively.  The contributions for Donald Boone were $1,080 and $1,080 for the fiscal years ended August 31, 2009 and 2008 respectively; and the contributions for Michael Nasser were $3,000 and $3,000 for the fiscal years ended August 31, 2009 and 2008 respectively. There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $164,118 and $158,700 for the fiscal years ended August 31, 2009 and 2008 respectively.  The ESOP shares allocated as of August 31, 2009 and 2008 were 0 and 0 respectively.  The contributions for Donald Boone were $2,520 and $2,340 for the fiscal years ended August 31, 2009 and 2008 respectively; and the contributions for Michael Nasser were $7,000 and $6,500 for the fiscal years ended August 31, 2009 and 2008 respectively.  There are no un-funded liabilities.

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

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2009 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during Fiscal 2009 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2009 the following cash payments were paid to directors to compensate them for board meetings attended:  Ted Sharp $3,700, Jeff Wade $1,200 and Ralph Lodewick $2,100.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2009 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2009 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2009 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 13, 2009.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone (2) 12615 S.W. Parkway Portland, Oregon 97225	560,281	23.4%

Common	Michael C. Nasser (3) 3150 S.W. 72nd Avenue Portland, Oregon 97225	227,184	9.5%

Common	Jewett-Cameron ESOP and Trust (4) 32275 N.W. Hillcrest North Plains, Oregon 97133	414,598	17.3%

Common	Ted A. Sharp	3,500	0.1%

Common	Ralph E. Lodewick	1,500	0.1%

Total directors, executive officers, and 5% shareholders		1,207,063	50.5%

(1)

Based on 2,390,977 shares outstanding as of November 13, 2009.

(2)

In addition to what is shown in this table Mr. Boone also owned 15,010 shares through his participation in the Company’s ESOP.

(3)

In addition to what is shown in this table Mr. Nasser also owned 46,385 shares through his participation in the Company’s ESOP.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2009	2008

Audit fees	$ 125,269	$ 144,851
Tax fees	3,937	4,000
All other fees (1)	30,333	33,220

Total	$ 159,539	$ 182,071

(1)  FY2009:

$7,468 to review the Q1 Form 10Q

$8,801 to review the Q2 Form 10Q

$8,801 to review the Q3 Form 10Q

$5,263 for other services

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 18, 2009	By: /s/ Donald M. Boone Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 18, 2009	By /s/ Donald M. Boone__________ Donald M. Boone, President/CEO/Treasurer/Director

Dated: November 18, 2009	By /s/ Murray G. Smith Murray G. Smith, Chief Financial Officer

Dated: November 18, 2009	By /s/ Michael C. Nasser Michael C. Nasser, Corporate Secretary

Dated: November 18, 2009	By /s/ Ted A. Sharp Ted A. Sharp, Director

Dated: November 18, 2009	By /s / Jeffrey G. Wade Jeffrey G. Wade, Director

Dated: November 18, 2009	By /s/ Ralph E. Lodewick Ralph E. Lodewick, Director

#