Form 10-Q
period 2009-11-30
JEWETT CAMERON TRADING CO LTD
filed 2010-01-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 common shares outstanding at January 4, 2010.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2009

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30, 2009 (Unaudited)	August 31, 2009 (Audited)

ASSETS

Current assets
Cash and cash equivalents	$ 7,648,583	$ 6,828,571
Accounts receivable, net of allowance of $0 (August 31, 2009 - $3,816)	2,213,047	3,603,916
Inventory, net of allowance of $0 (August 31, 2009 - $313,000) (note 3)	6,805,391	6,954,811
Note receivable	41,500	41,500
Prepaid expenses	126,687	160,809
Prepaid income taxes	110,863	43,805

Total current assets	16,946,071	17,633,412

Property, plant and equipment, net (note 4)	1,873,852	1,872,191
Intangible assets, net (note 5)	642,476	662,045
Deferred income taxes (note 6)	132,100	261,780

Total assets	$ 19,594,499	$ 20,429,428

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	November 30, 2009 (Unaudited)	August 31, 2009 (Audited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$ 243,194	$ 999,562
Accrued liabilities	665,769	816,960

Total liabilities	908,963	1,816,522

Contingent liabilities and commitments (note 11)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2009 - 2,390,977)	2,256,112	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	15,828,620	15,755,990

Total stockholders’ equity	18,685,536	18,612,906

Total liabilities and stockholders’ equity	$ 19,594,499	$20,429,428

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30,
	2009	2008

SALES	$ 7,374,926	$ 10,782,063

COST OF SALES	5,759,328	8,565,598

GROSS PROFIT	1,615,598	2,216,465

OPERATING EXPENSES
Selling, general and administrative expenses	540,715	554,125
Depreciation and amortization	60,696	79,401
Wages and employee benefits	880,287	1,061,884

	1,481,698	1,695,410

Income from operations	133,900	521,055

OTHER ITEMS
Interest and other income	1,760	11,344
Interest expense	-	(36,924)
	1,760	(25,580)

Income before income taxes	135,660	495,475

Income taxes	63,030	202,000

Net income	$ 72,630	$ 293,475

Basic earnings per common share	$ .03	$ .12

Diluted earnings per common share	$ .03	$ .12

Weighted average number of common shares outstanding:
Basic	2,390,977	2,390,977
Diluted	2,390,977	2,390,977

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

Net Income	-	-	-	72,630	72,630

Balance, November 30, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,828,620	$ 18,685,536

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month
	Periods Ended
	November 30
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 72,630	$ 293,475
Items not involving an outlay of cash:
Depreciation and amortization	60,696	79,401
Deferred income taxes	129,680	(11,940)
Changes in non-cash working capital items:
Decrease in accounts receivable	1,390,869	2,112,327
(Increase) decrease in inventory	149,420	(264,448)
Decrease in prepaid expenses	34,121	46,970
(Decrease) in accounts payable and accrued liabilities	(907,558)	(917,688)
Increase (decrease) in accrued income taxes	(67,058)	209,629

Net cash provided by operating activities	862,800	1,547,726

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(42,788)	(12,043)

Net cash used in investing activities	(42,788)	(12,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note	-	(16,630)

Net cash provided by (used in) financing activities	-	(16,630)

Net increase in cash and cash equivalents	820,012	1,519,053

Cash and cash equivalents, beginning of period	6,828,571	5,758,479

Cash and cash equivalents, end of period	$ 7,648,583	$ 7,277,532

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

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

November 30, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At November 30, 2009, cash and cash equivalents consisted of cash of $4,632,022 held at U.S. Bank and $3,016,561 in a money market fund that invests almost exclusively in U.S. Treasury Bills.  At August 31, 2009 cash and cash equivalents consisted of cash of $3,812,010 and $3,016,561 in the money market fund.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 99 months and 111 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three months ended November 30, 2009 and November 30, 2008 are as follows:

	2009	2008

Net income	$ 72,630	$ 293,475

Basic weighted average number of common shares outstanding	2,390,977	2,390,977

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,390,977	2,390,977

Comprehensive Income

The Company has no items of comprehensive income in any period presented. Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

The Company follows SFAS No. 123(R), as codified by ASC 718 “Compensation - Stock Compensation” and related interpretations. All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the quarter ended November 30, 2009, and there were no options outstanding on November 30, 2009.

Financial instruments

The Company follows SFAS No. 159 “The Fair Value option for Financial Assets and Financial Liabilities,” as codified by ASC 825 “Financial Instruments,” and uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Promissory note and note payable - the fair value of the promissory note and note payable is determined by discounting the future contractual cash flows under current financing arrangements at discount rates which represent borrowing rates presently available to the Company for loans with similar terms and maturity.

The estimated fair values of the Company's financial instruments as of November 30, 2009 and August 31, 2009 are as follows:

	November 30, 2009 (Unaudited)		August 31, 2009 (Audited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$7,648,583	$7,648,583	$6,828,571	$6,828,571
Accounts receivable	2,213,047	2,213,047	3,603,916	3,603,916
Note receivable	41,500	41,500	41,500	41,500
Accounts payable and accrued liabilities	908,963	908,963	1,816,522	1,816,522

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$7,648,583	$7,648,583	$—	$—

The fair values of cash and cash equivalents are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Income taxes

Income taxes are provided in accordance with SFAS No. 109 “Accounting for Income Taxes,” as codified by ASC 740, “Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued ASC 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” ASC 105 establishes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) as the single official source of authoritative, nongovernmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Company adopted these provisions at the beginning of the interim period ended November 30, 2009. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

In May 2009, the FASB issued authoritative guidance regarding subsequent events. The authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through January 11, 2010, the date of issuance of the accompanying consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“the Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for its reporting period ending on November 30, 2009. The adoption of the Codification had no significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value, (“Update 2009-05”). Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. On November 1, 2009 the Company adopted Update 2009-05. There was no significant impact on the Company’s consolidated financial statements.

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)

Wood products and metal products	$ 5,731,964	$ 5,356,199
Industrial tools	524,329	557,722
Agricultural seed products	549,098	1,040,890

	$ 6,805,391	$ 6,954,811

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)

Office equipment	$ 709,441	$ 677,791
Warehouse equipment	1,308,521	1,297,383
Buildings	2,089,544	2,089,544
Land	576,881	576,881
	4,684,387	4,641,599

Accumulated depreciation	(2,810,535)	(2,769,408)

Net book value	$ 1,873,852	$ 1,872,191

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)

Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605

Accumulated amortization	(238,129)	(218,560)

Net book value	$ 642,476	$ 662,045

6.

DEFERRED INCOME TAXES

Deferred income taxes as of November 30, 2009 of $132,100 (August 31, 2009 - $261,780) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of November 30, 2009 or August 31, 2009.

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

9.

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

The Company had no stock options outstanding as of  the quarter ended November 30, 2009 and the year ended August 31, 2009.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

10.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, or voting control of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans” as codified by ASC 718.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $164,118 and $158,700 for the fiscal years ended August 31, 2009 and 2008, respectively, and is included in wages and employee benefits.  The ESOP shares are as follows:

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)

Shares owned by ESOP	413,205	414,598

11.

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

November 30, 2009

(Unaudited)

11.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

b)

Greenwood formerly leased office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease scheduled to expire on July 31, 2009, was extended to September 30, 2009, at which point it was terminated and Greenwood co-located its operations in the building utilized by JCLC and MSI. For the three months ended November 30, 2009 and 2008 rental expense was $7,500 and $22,500, respectively.

JCLC leases office premises pursuant to an operating lease which expires on January 31, 2010.  For the three months ended November 30, 2009 and 2008 rental expense was $2,187 and $2,187 respectively.

Future minimum annual lease payments are as follows:

Fiscal 2010	$800
Fiscal 2011	$0

c)

At November 30, 2009 and August 31, 2009, the Company had an un-utilized line-of-credit of $5,000,000 and $5,000,000, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the three month periods ended November 30:

	2009	2008

Sales to unaffiliated customers:
Industrial wood products	$ 2,419,765	$ 3,281,558
Lawn, garden, pet and other	3,651,100	5,526,956
Seed processing and sales	864,161	1,710,648
Industrial tools and clamps	439,900	262,901
	$ 7,374,926	$ 10,782,063

Income (loss) before income taxes:
Industrial wood products	$ (10,812)	$ (120,349)
Lawn, garden, pet and other	640,591	539,684
Seed processing and sales	(481,506)	97,510
Industrial tools and clamps	18,323	6,223
Unallocated overhead	(30,936)	(27,593)
	$ 135,660	$ 495,475

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

Identifiable assets:
Industrial wood products	$ 3,075,121	$ 3,737,845
Lawn, garden, pet and other	14,899,778	15,779,743
Seed processing and sales	973,910	1,289,034
Industrial tools and clamps	635,064	876,438
Unallocated overhead	10,626	52,210
	$19,594,499	$21,735,270

Depreciation and amortization:
Industrial wood products	$ 807	$ 1,076
Lawn, garden, pet and other	54,736	73,510
Seed processing and sales	3,493	3,155
Industrial tools and clamps	1,660	1,660
	$ 60,696	$ 79,401

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	36,373	11,024
Seed processing and sales	6,415	1,019
Industrial tools and clamps	-	-
	$ 42,788	$ 12,043

Interest expense:
Lawn, garden, pet and other	$ -	$ 36,924

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30,

	2009	2008
Sales	$ 1,948,016	$ 3,451,601

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarters ended November 30:

	2009	2008

United States	$ 5,859,708	$ 9,688,561
Canada	764,872	1,000,562
Mexico	339,266	31,670
Europe	177,930	59,426
Asia/Pacific	233,150	1,844

All of the Company’s identifiable assets were located in the United States as of November 30, 2009 and 2008.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2009

(Unaudited)

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2009 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 17%.  At November 30, 2008 two customers accounted for over 10% of total accounts receivable at a combined total of 43%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2009 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $1,697,779. For the three months ended November 30, 2008 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,531,486.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30 are summarized as follows:

	2009	2008

Cash paid during the periods for:
Interest	$ -	$ 33,173
Income taxes	$ -	$ 4,311

There were no non-cash investing or financing activities during the periods presented.

15.

SUBSEQUENT EVENTS

We have evaluated all events subsequent to the end of the Company’s fiscal quarter ended on November 30, 2009 through January 11, 2010 and determined there are no subsequent events that require disclosure under SFAS 165, as codified by ASC 855 “Subsequent Events”.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2009 and August 31, 2009 and its results of operations and cash flows for the three month periods ended November 30, 2009 and November 30, 2008 in accordance with U.S. GAAP.  Operating results for the three month periods ended November 30, 2009 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2009 and November 30, 2008

For the three months ended November 30, 2009, sales decreased $3,407,137 to $7,374,926 from $10,782,063 for the three months ended November 30, 2008.  The decrease is due to a decline in sales across all product lines.

Sales at Greenwood were $2,419,765 for the three months ended November 30, 2009, which was a decrease of $861,793 or 26% compared to sales of $3,281,558 for the three months ended November 30, 2008.  Sales to boat manufacturers represented approximately 24% of Greenwood’s total sales for the year ended August 31, 2009, and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the past two years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships.  As a result, operating income before taxes at Greenwood was ($10,812) for the three months ended November 30, 2009, which was an increase of $109,537 from the ($120,349) recorded in the same period a year ago.

Sales at JCLC were $3,651,100 for the three months ended November 30, 2009, which was a decrease of $1,875,856, or 34%, compared to sales of $5,526,956 for the three months ended November 30, 2008.   Operating income was $640,591, which was an increase of $100,907 compared to the income of $539,684 from the year-ago quarter.  After considering the reversal of the $313,000 inventory reserve held on behalf of the subsidiary JCSC in November 2009, the percentage decline in JCLC’s adjusted operating income was approximately the same as the percentage decline in sales for the quarter, as gross margins remained relatively steady. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $864,161 for the three months ended November 30, 2009, which was a decrease of $846,487 or 49% compared to $1,710,648 for the three months ended November 30, 2008.  Grass seed demand has fallen due to the overall economy and substantially lower new home construction rates in North America.  In November 2009, JCSC realized a one-time $463,498 inventory write-down due to the significant decrease in market value.  Operating loss for the current quarter was ($481,506), a decrease of $579,016 from the operating income of $97,510 recorded by JCSC in the prior year’s quarter.

Sales at MSI were $439,900 for the three months ended November 30, 2009, which was an increase of $176,999 or 67% compared to $262,901 for the three months ended November 30, 2008. Operating income was $18,323, an increase of $12,100 compared to the operating income of $6,223 recorded in the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended November 30, 2009 was 21.9% compared with 20.6% for the three months ended November 30, 2008.  This improvement primarily reflects the fact that metal products sold by JCLC, which have a higher margin than the Company’s other products, were a larger part of the sales mix in the current year vs. the prior year.

Operating expenses decreased by $213,712 from $1,695,410 for the three month period ended November 30, 2008 to $1,481,698 for the three month period ended November 30, 2009.  Selling, General and Administrative Expenses decreased by $13,410 from $554,125 to $540,715. Wages and Employee Benefits declined by $181,597 to $880,287 from $1,061,884, as the Company has reduced total employment by approximately 10%. Depreciation and Amortization decreased by $18,705, from $79,401 to $60,696.

Income tax expense for the three month period ended November 30, 2009 was $63,030 compared to $202,000 for the three month period ended November 30, 2008. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended November 30, 2009 was $72,630 or $.03 per basic and diluted share compared to $293,475 or $.12 per basic and diluted share for the three month period ended November 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2009 the Company had working capital of $16,037,108, which represented an increase of $220,218 compared to working capital of $15,816,890 as of August 31, 2009.  The largest differences regarding this change in working capital were a $820,012 increase in cash and cash equivalents, a $1,390,869 decrease in accounts receivable, a $149,420 decrease in inventory, a $756,368 decrease in accounts payable, and a $151,191 decrease in accrued liabilities.

As of November 30, 2009, accounts receivable and inventory represented 53% of current assets and 46% of total assets.  For the three months ended November 30, 2009, the accounts receivable collection period or DSO was 27.3 compared with 36.7 for the three months ended November 30, 2008. Inventory turnover for the three months ended November 30, 2009 was 108.7 days compared with 87.1 days for the three months ended November 30, 2008.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000.  At November 30, 2009, none of the line was outstanding and the entire amount of $5,000,000 was available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the three month period ended November 30, 2009 was approximately 320 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the three months ended November 30, 2009, our top ten customers represented 54% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2009.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended November 30, 2009 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended November 30, 2009 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended November 30, 2009 covered by this report, there were no material weaknesses in our Internal Controls.

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

Item 6.

Exhibits

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald M. Boone

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Murray G. Smith.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald M. Boone

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Murray G. Smith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

January 12, 2010

/s/  Donald M. Boone

Donald M. Boone, President/CEO/Director

January 12, 2010

/s/  Murray G. Smith

Murray G. Smith, Chief Financial Officer

#