Form 10-Q
period 2010-02-28
JEWETT CAMERON TRADING CO LTD
filed 2010-04-12
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 common shares outstanding at April 12, 2010.

#

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2010

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 28, 2010 (Unaudited)	August 31, 2009 (Audited)

ASSETS

Current assets
Cash and cash equivalents	$ 7,693,603	$ 6,828,571
Accounts receivable, net of allowance of $3,615 (August 31, 2009 - $3,816)	3,306,127	3,603,916
Inventory, net of allowance of $20,000 (August 31, 2009 - $313,000) (note 3)	5,381,988	6,954,811
Note receivable	41,500	41,500
Prepaid expenses	268,147	160,809
Prepaid income taxes	413,845	43,805

Total current assets	17,105,210	17,633,412

Property, plant and equipment, net (note 4)	1,955,522	1,872,191
Intangible assets, net (note 5)	623,185	662,045
Deferred income taxes (note 6)	158,300	261,780

Total assets	$ 19,842,217	$ 20,429,428

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	February 28, 2010 (Unaudited)	August 31, 2009 (Audited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$ 140,350	$ 999,562
Accrued liabilities	811,859	816,960

Total liabilities	952,209	1,816,522

Contingent liabilities and commitments (note 11)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2009 - 2,390,977)	2,256,112	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	16,033,092	15,755,990

Total stockholders’ equity	18,890,008	18,612,906

Total liabilities and stockholders’ equity	$ 19,842,217	$20,429,428

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Periods to February 28,		Six Month Periods to February 28,

	2010	2009	2010	2009

SALES	$ 7,675,454	$ 9,354,961	$15,050,380	$20,137,024

COST OF SALES	5,913,667	7,308,477	11,672,995	15,874,075

GROSS PROFIT	1,761,787	2,046,484	3,377,385	4,262,949

OPERATING EXPENSES
Selling, general and administrative expenses	519,314	509,457	1,060,029	1,063,582
Depreciation and amortization	72,922	78,986	133,618	158,387
Wages and employee benefits	817,275	1,010,883	1,697,562	2,072,767

	1,409,511	1,599,326	2,891,209	3,294,736

Income from operations	352,276	447,158	486,176	968,213

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	(3,492)	2,000	(3,492)	2,000
Interest and other income	2,658	7,586	4,418	18,930
Interest expense	-	(20,608)	-	(57,532)
	(834)	(11,022)	926	(36,602)

Income before income taxes	351,442	436,136	487,102	931,611

Income taxes	146,970	180,022	210,000	382,022

Net income	$ 204,472	$ 256,114	$ 277,102	$ 549,589

Basic earnings per common share	$ 0.09	$ 0.11	$ 0.12	$ 0.23

Diluted earnings per common share	$ 0.09	$ 0.11	$ 0.12	$ 0.23

Weighted average number of common shares outstanding:
Basic	2,390,977	2,390,977	2,390,977	2,390,977
Diluted	2,390,977	2,390,977	2,390,977	2,390,977

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

Net Income	-	-	-	277,102	277,102

Balance, February 28, 2010	2,390,977	$ 2,256,112	$ 600,804	$ 16,033,092	$ 18,890,008

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Periods Ended February 28,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 277,102	$ 549,589
Items not involving an outlay of cash:
Depreciation and amortization	133,618	158,387
Gain (loss) on sale of property, plant and equipment	3,492	(2,000)
Deferred income taxes	103,480	(11,940)
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	297,789	1,545,242
(Increase) in note receivable	-	(41,500)
(Increase) decrease in inventory	1,572,823	(340,677)
(Increase) decrease in prepaid expenses	(107,338)	(287,133)
Increase (decrease) in accounts payable and accrued liabilities	(864,313)	(638,979)
Increase (decrease) in accrued income taxes	(370,040)	(349,532)

Net cash provided by (used in) operating activities	1,046,613	581,457

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(181,581)	(15,310)
Proceeds from sale of property, plant and equipment	-	2,000

Net cash used in investing activities	(181,581)	(13,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note	-	(2,018,811)
Note payable	-	(300,000)

Net cash provided by (used in) financing activities	-	(2,318,811)

Net increase (decrease) in cash and cash equivalents	865,032	(1,750,663)

Cash and cash equivalents, beginning of period	6,828,571	5,758,479

Cash and cash equivalents, end of period	$ 7,693,603	$ 4,007,815

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

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

February 28, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At February 28, 2010, cash and cash equivalents consisted of cash of $4,677,042 held at U.S. Bank and $3,016,561 in a money market fund that invests almost exclusively in U.S. Treasury Bills.  At August 31, 2009 cash and cash equivalents consisted of cash of $3,812,010 and $3,016,561 in the money market fund.  The Company has not experienced any losses in such accounts.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 96 months and 108 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the periods presented are as follows:

	Three Month Periods Ended February 28,		Six Month Periods Ended February 28,

	2010	2009	2010	2009

Net income	$ 204,472	$ 256,114	$ 277,102	$ 549,589

Basic weighted average number of common shares outstanding	2,390,977	2,390,977	2,390,977	2,390,977

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,390,977	2,390,977	2,390,977	2,390,977

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

No options were granted during the quarter ended February 28, 2010, and there were no options outstanding on February 28, 2010.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

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

The estimated fair values of the Company's financial instruments as of February 28, 2010 and August 31, 2009 are as follows:

	February 28, 2010 (Unaudited)		August 31, 2009 (Audited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$ 7,693,603	$ 7,693,603	$ 6,828,571	$ 6,828,571
Accounts receivable	3,306,127	3,306,127	3,603,916	3,603,916
Note receivable	41,500	41,500	41,500	41,500
Accounts payable and accrued liabilities	952,209	952,209	1,816,522	1,816,522

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$7,693,603	$7,693,603	$—	$—

The fair values of cash and cash equivalents are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

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

February 28, 2010

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

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)

Wood products and metal products	$ 4,769,759	$ 5,356,199
Industrial tools	469,758	557,722
Agricultural seed products	142,471	1,040,890

	$ 5,381,988	$ 6,954,811

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)

Office equipment	$ 797,619	$ 677,791
Warehouse equipment	1,104,213	1,297,383
Buildings	2,181,990	2,089,544
Land	635,381	576,881
	4,719,203	4,641,599

Accumulated depreciation	(2,763,681)	(2,769,408)

Net book value	$ 1,955,522	$ 1,872,191

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)

Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605

Accumulated amortization	(257,420)	(218,560)

Net book value	$ 623,185	$ 662,045

6.

DEFERRED INCOME TAXES

Deferred income taxes as of February 28, 2010 of $158,300 (August 31, 2009 - $261,780) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

(Unaudited)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of February 28, 2010 or August 31, 2009.

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

The Company had no stock options outstanding as of  the quarter ended February 28, 2010 and the year ended August 31, 2009.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

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

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)

Shares owned by ESOP	377,783	414,598

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

February 28, 2010

(Unaudited)

11.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

b)

Greenwood formerly leased office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease was scheduled to expire on July 31, 2009, but was extended to September 30, 2009, at which point it was terminated and Greenwood co-located its operations in the building utilized by JCLC and MSI. For the six months ended February 28, 2010 and 2009 rental expense was $7,500 and $67,500, respectively.

JCLC formerly leased office premises pursuant to an operating lease which expired on January 4, 2010. At that time, JCLC purchased the building it has formerly been leasing. For the six months ended February 28, 2010 and 2009 rental expense was $2,968 and $4,375 respectively.

c)

At February 28, 2010 and August 31, 2009, the Company had an un-utilized line-of-credit of $5,000,000 and $5,000,000, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the six month periods ended February 28:

	2010	2009

Sales to unaffiliated customers:
Industrial wood products	$ 4,565,359	$ 6,137,398
Lawn, garden, pet and other	7,413,406	10,787,250
Seed processing and sales	2,220,267	2,714,442
Industrial tools and clamps	851,348	497,934
	$ 15,050,380	$ 20,137,024

Income (loss) before income taxes:
Industrial wood products	$ (95,197)	$ (265,338)
Lawn, garden, pet and other	1,051,915	1,141,559
Seed processing and sales	(419,188)	108,802
Industrial tools and clamps	(428)	10,045
Unallocated overhead	(50,000)	(63,457)
	$ 487,102	$ 931,611

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

Identifiable assets:
Industrial wood products	$ 2,213,207	$ 3,561,936
Lawn, garden, pet and other	15,419,642	13,934,979
Seed processing and sales	1,089,132	990,746
Industrial tools and clamps	624,246	879,870
Unallocated overhead	82,146	41,221
	$ 19,428,373	$ 19,408,752

Depreciation and amortization:
Industrial wood products	$ 1,608	$ 2,145
Lawn, garden, pet and other	121,983	146,595
Seed processing and sales	6,985	6,327
Industrial tools and clamps	3,042	3,320
	$ 133,618	$ 158,387

Capital expenditures:
Industrial wood products	$ -	$ 1,500
Lawn, garden, pet and other	175,167	12,791
Seed processing and sales	6,415	1,019
Industrial tools and clamps	-	-
	$ 181,582	$ 15,310

Interest expense:
Lawn, garden, pet and other	$ -	$ 57,532

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28,

	Six Months Ended February 28, 2010	Six Months Ended February 28, 2009
Sales	$ 2,052,800	$ 7,503,889

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country:

	Six Months Ended February 28, 2010	Six Months Ended February 28, 2009

United States	$ 12,360,584	$ 17,714,281
Canada	1,549,819	2,317,780
Mexico	522,516	66,181
Europe	380,331	38,782
Asia/Pacific	237,130	-

All of the Company’s identifiable assets were located in the United States as of February 28, 2010 and February 28, 2009.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2010

(Unaudited)

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 28, 2010 two customers accounted for accounts receivable greater than 10% of total accounts receivable at 27%.  At February 28, 2009 two customers accounted for over 10% of total accounts receivable at a combined total of 28%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2010 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,192,279. For the six months ended February 28, 2009 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $6,345,816.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2010 and February 28, 2009 are summarized as follows:

	Three Month Periods Ended February 28		Six Month Periods Ended February 28

	2010	2009	2010	2009

Cash paid during the periods for:
Interest	$ -	$ 20,609	$ -	$ 57,533
Income taxes	$ 488,119	$ 180,022	$ 488,119	$ 382,022

There were no non-cash investing or financing activities during the periods presented.

15.

SUBSEQUENT EVENTS

We have evaluated all events subsequent to the end of the Company’s fiscal quarter and determined there are no subsequent events that require disclosure under SFAS 165, as codified by ASC 855 “Subsequent Events”.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2010 and August 31, 2009 and its results of operations and cash flows for the six month periods ended February 28, 2010 and February 28, 2009 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2010 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2010 and February 28, 2009

For the three months ended February 28, 2010, sales decreased $1,679,507 to $7,675,454 from $9,354,961 from the three months ended February 28, 2009.  The decrease is due to a decline in all of the Company’s business segments.

Sales at Greenwood were $2,145,594 for the three months ended February 28, 2010, which was a decrease of $710,246 or 25% compared to sales of $2,855,840 for the three months ended February 28, 2009.  Continued weakness in the boat manufacturing industry has resulted in lower demand for Greenwood’s industrial wood products, although the Company is developing new industry relationships in other industries. Operating income before taxes at Greenwood was ($84,385) for the three months ended February 28, 2010, which was an increase of $60,604 from the ($144,989) recorded in the same period a year ago.

Sales at JCLC were $3,762,306 for the three months ended February 28, 2010, which was a decrease of $1,497,988, or 28%, compared to sales of $5,260,294 for the three months ended February 28, 2009.   Operating income was $411,324, which was an decrease of $190,552 compared to the income of $601,876 from the year-ago quarter.  The percentage decline in JCLC’s adjusted operating income was similar to the percentage decline in sales for the quarter, as gross margins remained relatively steady. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,356,106 for the three months ended February 28, 2010, which was an increase of $352,312 or 35% compared to $1,003,794 for the three months ended February 28, 2009.  Operating profit for the current quarter was $62,318, an increase of $51,027 from the operating income of $11,291 recorded by JCSC in the prior year’s quarter.

Sales at MSI were $411,448 for the three months ended February 28, 2010, which was an increase of $176,415 or 75% compared to $235,033 for the three months ended February 28, 2009. Operating loss for the quarter was ($18,751), a decrease of $22,573 compared to the operating income of $3,822 recorded in the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended February 28, 2010 was 23.0% compared with 21.9% for the three months ended February 28, 2009.  This improvement primarily reflects the fact that metal products sold by JCLC, which have a higher margin than the Company’s other products, were a larger part of the sales mix in the current year vs. the prior year.

Operating expenses decreased by $189,815 from $1,599,326 for the three month period ended February 28, 2009 to $1,409,511 for the three month period ended February 28, 2010.  Selling, General and Administrative Expenses increased by $9,857 from $509,457 to $519,314. Wages and Employee Benefits declined by $193,608 to $817,275 from $1,010,883, as the Company has reduced total employment by approximately 10%. Depreciation and Amortization decreased by $6,064, from $78,986 to $72,922.

Income tax expense for the three month period ended February 28, 2010 was $146,970 compared to $180,022 for the three month period ended February 28, 2009. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended February 28, 2010 was $204,472 or $.09 per basic and diluted share compared to $256,114 or $.11 per basic and diluted share for the three month period ended February 28, 2009.

Six Months Ended February 28, 2010 and February 28, 2009

For the six months ended February 28, 2010, sales decreased $5,086,644 to $15,050,380 from $20,137,024 from the six month period ended February 28, 2009.  The decrease is due to a decline in several of the  Company’s business segments, but primarily at Greenwood and JCLC.

Sales at Greenwood were $4,565,359 for the six months ended February 28, 2010, which was a decrease of $1,572,039 or 26% compared to sales of $6,137,398 for the six months ended February 28, 2009.  Sales to boat manufacturers represented approximately 24% of Greenwood’s total sales for the year ended August 31, 2009, and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the past two years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships.  As a result, the operating loss before taxes at Greenwood was ($95,197) for the six months ended February 28, 2010, which was an increase of $170,141 from the ($265,338) recorded in the same period a year ago.

Sales at JCLC were $7,413,406 for the six months ended February 28, 2010, which was a decrease of $3,373,844, or 31%, compared to sales of $10,787,250 for the six month period ended February 28, 2009.   Operating income before income taxes was $1,051,915, which was an decrease of $89,644 compared to the income of $1,141,559 from the year-ago six month period.  Gross margins improved during the period which contributed to the lower percentage decline in net income compared to the overall decline in sales. The Company has expanded its efforts to sell its higher margin metal products into new markets, including internationally. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year typically being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $2,220,267 for the six months ended February 28, 2010, which was a decrease of $494,175 or 18% compared to sales $2,714,442 for the six months ended February 28, 2009.  Grass seed demand has fallen due to the overall economy and substantially lower new home construction rates in North America.  Operating loss was ($419,188) in the six months ended February 28, 2010, compared to an operating profit of $108,802 in the six months ended February 28, 2009. The current period’s results were negatively effected by a one-time $463,498 inventory write-down due to the significant decrease in market value which was recorded in November 2009.

Sales at MSI were $851,348 for the six months ended February 28, 2010, which was an increase of $353,414 or 71% compared to sales of $497,934 for the six months ended February 28, 2010. Operating loss for the current six month period was ($428), an decrease of $10,473 compared to the operating income of $10,045 recorded in the six months ended February 28, 2009.

Gross margin for the six month period ended February 28, 2010 was 22.4% compared with 21.2% for the six months ended February 28, 2009.  This improvement primarily reflects the fact that metal products sold by JCLC, which have a higher margin than the Company’s other products, were a larger part of the sales mix in the current year’s six month period compared to the prior year’s period.

Operating expenses decreased by $403,527, or 12%, from $3,294,736 from the six month period ended February 28, 2009 to $2,891,208 for the current six month period ended February 28, 2010.  Selling, General and Administrative Expenses decreased by $3,553 from $1,063,582 to $1,060,029. Wages and Employee Benefits fell by $375,205 to $1,697,562 from $2,072,767, as the Company has reduced total employment by approximately 10%. Depreciation and Amortization decreased by $24,769, to $133,618 from $158,387.

Income tax expense for the current six month period ended February 28, 2010 was $210,000 compared to $382,022 for the six month period ended February 28, 2009. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the six month period ended February 28, 2010 was $277,102 or $.12 per basic and diluted share compared to $549,589 or $.23 per basic and diluted share for the six month period ended February 28, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2010 the Company had working capital of $16,153,001, which represented an increase of $336,111 compared to working capital of $15,816,890 as of August 31, 2009.  The largest differences regarding this change in working capital were a $865,032 increase in cash and cash equivalents, a $297,789 decrease in accounts receivable, a $1,572,823 decrease in inventory, a $107,338 increase in prepaid expenses, a $370,040 increase in prepaid income taxes, a $859,212 decrease in accounts payable, and a $5,101 decrease in accrued liabilities.

As of February 28, 2010, accounts receivable and inventory represented 50.7% of current assets and 43.8% of total assets.  For the three months ended February 28, 2010, the accounts receivable collection period or DSO was 38.8 compared with 34.4 for the three months ended February 28, 2009.  For the six months ended February 28, 2010, the DSO was 39.8 compared with 41.6 for the six months ended February 28, 2009. Inventory turnover for the three months ended February 28, 2010 was 92.7 days compared with 103.1 days for the three months ended February 28, 2009.  For the six month period February 28, 2010, inventory turnover was 95.6 compared with 93.9 days for the month period ended February 28, 2009.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000.  At February 28, 2010, none of the line was outstanding and the entire amount of $5,000,000 was available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the six month period ended February 28, 2010 was approximately 637 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

Risks Related to Our Business

We could experience a decrease in the demand for our products resulting in lower sales volumes, which would give us less capital with which to operate.

In the past, at times we have experienced decreasing products sales with certain customers.  The reasons for this can be generally attributed to factors such as competition, wood products prices, and interest rates.  If economic conditions deteriorate or if consumer preferences change, we could experience a significant decrease in profitability.

If our top customers were lost and could not be replaced.

For the six months ended February 28, 2010, our top ten customers represented 49% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2010.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended February 28, 2010 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended February 28, 2010 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended February 28, 2010 covered by this report, there were no material weaknesses in our Internal Controls.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 12, 2010

/s/  “Donald M. Boone”

Donald M. Boone, President/CEO/Director

April 12, 2010

/s/  “Murray G. Smith”

Murray G. Smith, Chief Financial Officer

#