Form 10-Q
period 2010-05-31
JEWETT CAMERON TRADING CO LTD
filed 2010-07-12
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,390,977 common shares outstanding at July 6, 2010.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2010

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31, 2010 (Unaudited)	August 31, 2009 (Audited)

ASSETS

Current assets
Cash and cash equivalents	$ 8,422,353	$ 6,828,571
Accounts receivable, net of allowance of $6,719 (August 31, 2009 - $3,816)	4,237,395	3,603,916
Inventory, net of allowance of $65,000 (August 31, 2009 - $313,000) (note 3)	5,886,863	6,954,811
Note receivable	41,500	41,500
Prepaid expenses	172,650	160,809
Prepaid income taxes	145,445	43,805

Total current assets	18,906,206	17,633,412

Property, plant and equipment, net (note 4)	1,936,871	1,872,191
Intangible assets, net (note 5)	604,449	662,045
Deferred income taxes (note 6)	177,700	261,780

Total assets	$ 21,625,226	$ 20,429,428

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

	May 31, 2010 (Unaudited)	August 31, 2009 (Audited)

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable	$ 757,161	$ 999,562
Accrued liabilities	1,181,090	816,960

Total liabilities	1,938,251	1,816,522

Contingent liabilities and commitments (note 11)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,390,977 common shares (August 31, 2009 - 2,390,977)	2,256,112	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	16,830,059	15,755,990

Total stockholders’ equity	19,686,975	18,612,906

Total liabilities and stockholders’ equity	$ 21,625,226	$20,429,428

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Periods to May 31,		Nine Month Periods to May 31,

	2010	2009	2010	2009

SALES	$ 12,487,415	$ 11,419,331	$ 27,537,794	$ 31,556,356

COST OF SALES	9,612,612	8,992,870	21,285,607	24,866,945

GROSS PROFIT	2,874,803	2,426,461	6,252,187	6,689,411

OPERATING EXPENSES
Selling, general and administrative expenses	554,635	535,418	1,614,662	1,599,000
Depreciation and amortization	69,465	80,733	203,084	239,121
Wages and employee benefits	930,501	948,812	2,628,063	3,021,579
	1,554,601	1,564,963	4,445,809	4,859,700

Income from operations	1,320,202	861,498	1,806,378	1,829,711

OTHER ITEMS
Gain on sale of property, plant and equipment	4,500	350	1,008	2,350
Interest and other income	265	705	4,683	19,637
Interest expense	-	-	-	(57,533)
	4,765	1,055	5,691	(35,546)

Income before income taxes	1,324,967	862,553	1,812,069	1,794,165

Income taxes	528,000	379,000	738,000	761,022

Net income	$ 796,967	$ 483,553	$ 1,074,069	$ 1,033,143

Basic earnings per common share	$ 0.33	$ 0.20	$ 0.45	$ 0.43

Diluted earnings per common share	$ 0.33	$ 0.20	$ 0.45	$ 0.43

Weighted average number of common shares outstanding:
Basic	2,390,977	2,390,977	2,390,977	2,390,977
Diluted	2,390,977	2,390,977	2,390,977	2,390,977

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

Net Income	-	-	-	1,074,069	1,074,069

Balance, May 31, 2010	2,390,977	$ 2,256,112	$ 600,804	$ 16,830,059	$ 19,686,975

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 796,967	$ 483,553	$1,074,069	$1,033,143
Items not involving an outlay of cash:
Depreciation and amortization	69,465	80,733	203,084	239,121
Gain on sale of property, plant and equipment	(4,500)	(350)	(1,008)	(2,350)
Deferred income taxes	(19,400)	32,380	84,080	20,440
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(931,268)	(424,658)	(633,479)	1,120,583
(Increase) in note receivable	-	-	-	(41,500)
(Increase) decrease in inventory	(504,874)	1,730,362	1,067,948	1,389,685
(Increase) decrease in prepaid expenses	95,497	141,789	(11,841)	(145,345)
(Decrease) increase in accounts payable and accrued liabilities	986,042	(829,876)	121,729	(1,468,855)
(Increase) decrease in prepaid income taxes	268,399	(50,130)	(101,640)	(399,661)
Net cash provided by operating activities	756,328	1,163,803	1,802,942	1,745,261

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,078)	(233,855)	(213,660)	(249,165)
Proceeds from sale of property, plant and equipment	4,500	350	4,500	2,350
Net cash (used in) investing activities	(27,578)	(233,505)	(209,160)	(246,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Promissory note	-	-	-	(2,018,811)
Note payable	-	-	-	(300,000)
Net cash (used in) financing activities	-	-	-	(2,318,811)

Net increase (decrease) in cash and cash equivalents	728,750	930,298	1,593,782	(820,365)

Cash and cash equivalents, beginning of period	7,693,603	4,007,816	6,828,571	5,758,479

Cash and cash equivalents, end of period	$ 8,422,353	$ 4,938,114	$8,422,353	$4,938,114

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

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

May 31, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At May 31, 2010, cash and cash equivalents were $8,422,353, compared to $6,828,571 at August 31, 2009.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 93 months and 105 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the periods presented are as follows:

	Three Month Periods Ended May 31,		Nine Month Periods Ended May 31,

	2010	2009	2010	2009

Net income	$ 796,967	$ 483,553	$ 1,074,069	$ 1,033,143

Basic weighted average number of common shares outstanding	2,390,977	2,390,977	2,390,977	2,390,977

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,390,977	2,390,977	2,390,977	2,390,977

Comprehensive Income

The Company has no items of comprehensive income in any period presented. Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

The Company follows ASC 718 “Compensation - Stock Compensation” and related interpretations. All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the quarter ended May 31, 2010, and there were no options outstanding on May 31, 2010.

Financial instruments

The Company follows ASC 825 “Financial Instruments,” and uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalents - the carrying amount approximates fair value because the amounts consist of cash held at a bank and a money market fund that invests almost exclusively in U.S. Treasury Bills.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

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

The estimated fair values of the Company's financial instruments as of May 31, 2010 and August 31, 2009 are as follows:

	May 31, 2010 (Unaudited)		August 31, 2009 (Audited)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$ 8,422,353	$ 8,422,353	$ 6,828,571	$ 6,828,571
Accounts receivable	4,237,395	4,237,395	3,603,916	3,603,916
Note receivable	41,500	41,500	41,500	41,500
Accounts payable and accrued liabilities	1,938,251	1,938,251	1,816,522	1,816,522

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,422,353	$8,422,353	$—	$—

The fair values of cash and cash equivalents are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Income taxes

Income taxes are provided in accordance with ASC 740, “Income Taxes.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board  issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2010	August 31, 2009
	(Unaudited)	(Audited)

Wood products and metal products	$ 5,209,059	$ 5,356,199
Industrial tools	478,486	557,722
Agricultural seed products	199,318	1,040,890

	$ 5,886,863	$ 6,954,811

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2010	August 31, 2009
	(Unaudited)	(Audited)

Office equipment	$ 626,249	$ 677,791
Warehouse equipment	1,303,187	1,297,383
Buildings	2,181,990	2,089,544
Land	635,381	576,881
	4,746,807	4,641,599

Accumulated depreciation	(2,809,936)	(2,769,408)

Net book value	$ 1,936,871	$ 1,872,191

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2010	August 31, 2009
	(Unaudited)	(Audited)

Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605

Accumulated amortization	(276,156)	(218,560)

Net book value	$ 604,449	$ 662,045

6.

DEFERRED INCOME TAXES

Deferred income taxes as of May 31, 2010 of $177,700 (August 31, 2009 - $261,780) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of May 31, 2010 or August 31, 2009.

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

May 31, 2010

(Unaudited)

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

The Company had no stock options outstanding as of the quarter ended May 31, 2010 and the year ended August 31, 2009.

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

	May 31, 2010	August 31, 2009
	(Unaudited)	(Audited)

Shares owned by ESOP	351,709	414,598

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

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

b)

Greenwood formerly leased office premises pursuant to operating leases.  One of these leases expired on January 31, 2008, and the Company moved to a new location.  The new lease was scheduled to expire on July 31, 2009, but was extended to September 30, 2009, at which point it was terminated and Greenwood co-located its operations in the building utilized by JCLC and MSI. For the nine months ended May 31, 2010 and 2009 rental expense was $8,082 and $67,500, respectively.

JCLC formerly leased office premises pursuant to an operating lease which expired on January 4, 2010. At that time, JCLC purchased the building it has formerly been leasing. For the nine months ended May 31, 2010 and 2009 rental expense was $4,275 and $6,563 respectively.

c)

At May 31, 2010 and August 31, 2009, the Company had an un-utilized line-of-credit of $5,000,000 and $5,000,000, respectively (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the nine month periods ended May 31:

	2010	2009

Sales to unaffiliated customers:
Industrial wood products	$ 6,455,924	$ 8,834,109
Lawn, garden, pet and other	16,036,387	18,570,621
Seed processing and sales	3,601,377	3,153,539
Industrial tools and clamps	1,444,106	998,087
	$ 27,537,794	$ 31,556,356

Income (loss) before income taxes:
Industrial wood products	$ (304,376)	$ (368,749)
Lawn, garden, pet and other	2,444,299	2,216,707
Seed processing and sales	(281,401)	51,831
Industrial tools and clamps	28,649	(8,202)
Unallocated overhead	(75,102)	(97,422)
	$ 1,812,069	$ 1,794,165

Identifiable assets:
Industrial wood products	$ 2,223,604	$ 3,094,938
Lawn, garden, pet and other	18,054,979	13,743,226
Seed processing and sales	560,522	1,251,131
Industrial tools and clamps	724,279	821,563
Unallocated overhead	61,842	101,441
	$ 21,625,226	$ 19,012,299

Depreciation and amortization:
Industrial wood products	$ 2,311	$ 3,248
Lawn, garden, pet and other	186,618	221,394
Seed processing and sales	10,478	9,499
Industrial tools and clamps	3,677	4,980
	$ 203,084	$ 239,121

Capital expenditures:
Industrial wood products	$ -	$ 1,500
Lawn, garden, pet and other	205,232	246,646
Seed processing and sales	6,415	1,019
Industrial tools and clamps	2,013	-
	$ 213,660	$ 249,165

Interest expense:
Lawn, garden, pet and other	$ -	$ 57,533

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31,

	Nine Months Ended May 31, 2010	Nine Months Ended May 31, 2009
Sales	$ 7,939,884	$ 13,571,607

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country:

	Nine Months Ended May 31, 2010	Nine Months Ended May 31, 2009

United States	$ 23,642,531	$ 28,331,453
Canada	2,480,752	2,478,761
Mexico	645,496	162,918
Europe	366,915	346,173
Asia/Pacific	402,101	217,820
Africa	-	19,231

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2010 and May 31, 2009.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2010 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 26%.  At May 31, 2009, two customers accounted for over 10% of total accounts receivable at a combined total of 56%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2010 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $7,019,636. For the nine months ended May 31, 2009 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $8,293,014.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2010

(Unaudited)

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2010 and May 31, 2009 are summarized as follows:

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2010	2009	2010	2009

Cash paid during the periods for:
Interest	$ -	$ -	$ -	$ 57,533
Income taxes	$ 279,000	$ 396,750	$ 767,119	$ 761,022

There were no non-cash investing or financing activities during the periods presented.

15.

SUBSEQUENT EVENTS

On May 25, 2010, the Company announced that the Board of Directors authorized the implementation of a share repurchase plan to purchase for cancellation up to 425,000 common shares through facilities of the NASDAQ Stock Market ("NASDAQ") and/or privately negotiated transactions. If all of the authorized 425,000 shares are repurchased, it would represent 17.8% of the total shares outstanding.  The price paid for any shares under the share repurchase plan will be the prevailing market price at the time of the purchase up to a maximum of US$7.00 per share. This share repurchase plan commenced on June 1, 2010 and will remain in place until August 17, 2010 but may be limited or terminated at any time without prior notice. As of July 6, 2010, the Company has repurchased 79,040 shares under this plan.

Except for the event discussed above, we have evaluated all events subsequent to the end of the Company’s fiscal quarter and determined there are no additional subsequent events that require disclosure under ASC 855 “Subsequent Events”.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2010 and August 31, 2009 and its results of operations and cash flows for the nine month periods ended May 31, 2010 and May 31, 2009 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2010 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2010.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2010 and May 31, 2009

For the three months ended May 31, 2010, sales increased $1,068,084 to $12,487,415 from $11,419,331 for the three months ended May 31, 2009.  The increase is due to higher sales for JCLC and Jewett Cameron Seed divisions.

Sales at Greenwood were $1,890,565 for the three months ended May 31, 2010 compared to sales of $2,696,711 for the three months ended May 31, 2009, which was a decrease of $806,146 or 30%. Continued weakness in the boat manufacturing industry has resulted in lower demand for Greenwood’s industrial wood products, although the Company is developing new industry relationships in other industries. Operating income at Greenwood was ($209,178) for the three months ended May 31, 2010, which was a decline of ($105,767) from the loss of ($103,411) recorded in the same period a year ago. This primarily reflects the effect of fixed costs at the relatively low level of sales during the period.

Sales at JCLC were $8,622,982 for the three months ended May 31, 2010, compared to sales of $7,783,371 for the three months ended May 31, 2009, which was an increase of $839,611, or 11%. Operating income was $1,373,206, which was an increase of $298,058 compared to income of  $1,075,148 in the year-ago quarter. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year. During the three months ended May 31, 2010, JCLC was able to grow market share of existing products with existing suppliers.

Sales at JCSC were $1,381,110 for the three months ended May 31, 2010 compared to sales of $439,097 for the three months ended May 31, 2009, which was an increase of  $942,013, or 214%. The higher sales were largely attributed to strong partner relationships and the execution of consistent business practices. Operating income for the current quarter was $145,284 compared to an operating loss of ($56,971), an increase of $202,255.

Sales at MSI were $592,758 for the three months ended May 31, 2010, an increase of $92,605, or 18%, over the sales of $500,153 for the three months ended May 31, 2009. Operating income was $35,993 for the current quarter compared to an operating loss of ($18,247) for the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended May 31, 2010 was 23.0% compared with 21.2% for the three months ended May 31, 2009. This improvement primarily reflects the increased sales mix of products sold by JCLC, which have a higher margin than the Company’s other products.

Operating expenses decreased by $10,362 to $1,554,601 in the three month period ended May 31, 2010 from $1,564,963 for the three month period ended May 31, 2009. Selling, General and Administrative Expenses increased by $19,217 from $535,418 to $554,635, while Wages and Employee Benefits declined by a similar amount of $18,311 to $930,501 from $948,812.  Depreciation and Amortization declined by $11,268, from $80,733 to $69,465.

Income tax expense for the three month period ended May 31, 2010 was $528,000 compared to $379,000 for the three month period ended May 31, 2009. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended May 31, 2010 was $796,967 or $0.33 per share compared to net income of $483,553 or $.20 per share for the three month period ended May 31, 2009.

Nine Months Ended May 31, 2010 and May 31, 2009

For the nine months ended May 31, 2010, sales decreased $4,018,562, or 12.7%, to $27,537,794 from $31,556,356 for the nine months ended May 31, 2009. The decline primarily reflects decreased sales at Greenwood and Jewett Cameron Lumber, which were only partially offset by slightly higher sales at Jewett Cameron Seed and MSI.

Sales at Greenwood were $6,455,924 for the nine months ended May 31, 2010, which was a decrease of $2,378,185, of 26.9% from the sales of $8,834,109 for the nine months ended May 31, 2009. Sales to boat manufacturers represented approximately 24% of Greenwood’s total sales for the year ended August 31, 2009, and demand from these kinds of customers continues to be severely affected by the overall weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the past two years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships. For the nine months ended May 31, 2010, Greenwood reported an operating loss of ($303,692) compared to an operating loss of ($368,749) for the nine months ended May 31, 2009. Going forward, the current depressed economic conditions, particularly in the boating industry, will likely continue to be a challenge for Greenwood.

Sales at JCLC were $16,036,388 for the nine months ended May 31, 2010, which was a decrease of $2,534,233, or 13.6% compared to sales of  $18,570,621 for the nine months ended May 31, 2009. The decrease primarily reflects lower sales of lumber products which were only partially offset by higher sales of specialty metal products. Operating income increased to $2,385,457 from $2,216,707. The Company has expanded its efforts to sell its higher margin metal products into new markets, including internationally, which contributed to the higher net income. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $3,601,377 for the nine months ended May 31, 2010 compared to sales of $3,153,539 for the nine months ended May 31, 2009, which was an increase of $447,838, or 14.2%. The increase is due to successful sales efforts of existing products to new customers. Operating income for the current nine month period was ($249,115), a decrease of ($300,946) from the operating income $51,831 recorded in the prior year’s nine month period. The current period’s results were negatively affected by a one-time $463,498 inventory write-down due to the significant decrease in market value which was recorded in November 2009.

Sales at MSI were $1,444,106 for the nine months ended May 31, 2010 compared to sales of $998,087 for the nine months ended May 31, 2009, which was a increase of $446,019, or 44.7%. Operating income for the current nine month period was $48,832 compared to an operating loss of ($8,202) in the prior year’s nine month period.

Gross margin for the nine month period ended May 31, 2010 was 22.7% compared to 21.2% for the nine months ended May 31, 2009. This improvement primarily reflects the increased sales mix of products sold by JCLC, which have a higher margin than the Company’s other products.

Operating expenses decreased by $413,891, or 8.5%, to $4,445,809 for the nine month period ended May 31, 2010 from $4,859,700 for the nine month period ended May 31, 2009. The decrease was largely due to a decline of $393,516 in Wages and Employee Benefits, which fell to $2,628,063 from $3,021,579. Depreciation and Amortization fell to $203,084 from $239,121, and Selling, General and Administrative expenses rose slightly to $1,614,662 from the $1,599,000 recorded in the nine month period ended May 31, 2009.

Income tax expense for the nine month period ended May 31, 2010 was $738,000 compared to $761,022 for the nine month period ended May 31, 2009. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the nine month period ended May 31, 2010 was $1,074,069, or $0.45 per basic and diluted share compared to $1,033,143, or $.43 per basic and diluted share for the nine month period ended May 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2010 the Company had working capital of $16,967,955, which represented an increase of $1,151,065 compared to working capital of $15,816,890 as of August 31, 2009.  The largest differences regarding this change in working capital were a $1,593,782 increase in cash and cash equivalents, a $633,479 increase in accounts receivable, and a $1,067,948 decrease in inventory. Other changes include a $11,841 decrease in prepaid expenses, a $101,640 increase in prepaid income taxes, a $242,401 decrease in accounts payable, and a $364,130 increase in accrued liabilities.

As of May 31, 2010, accounts receivable and inventory represented 53.5% of current assets and 46.8% of total assets.  For the three months ended May 31, 2010, the accounts receivable collection period or DSO was 31 compared with 35 for the three months ended May 31, 2009.  For the nine months ended May 31, 2010, the DSO was 42 compared with 37 for the nine months ended May 31, 2009. Inventory turnover for the three months ended May 31, 2010 was 54 days compared with 77 days for the three months ended May 31, 2009.  For the nine month period ended May 31, 2010, inventory turnover was 82 days compared with 81 days for the nine month period ended May 31, 2009.

External sources of liquidity include a line of credit from the United States National Bank of Oregon of $5,000,000.  At May 31, 2010, none of the line was outstanding and the entire amount of $5,000,000 was available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

On May 25, 2010, the Company announced that the Board of Directors authorized the implementation of a share repurchase plan The share repurchase program was approved by the Company's Board of Directors as part of its ongoing consideration of alternative ways to leverage the Company’s strong cash position. The Board of Directors believes that a share repurchase program at this time is in the best interests of the Company and its shareholders, and will not impact the Company's ability to execute its growth plans.

Under the Plan, the Company may purchase for cancellation up to 425,000 common shares through facilities of the NASDAQ Stock Market ("NASDAQ") and/or privately negotiated transactions. If all of the authorized 425,000 shares are repurchased, it would represent 17.8% of the total shares outstanding.  The price paid for any shares under the share repurchase plan will be the prevailing market price at the time of the purchase up to a maximum of US$7.00 per share. Other than transactions that may involve the Jewett-Cameron Trading Company Ltd. Employee Stock Ownership Plan, no shares will be knowingly purchased from Jewett-Cameron insiders or their affiliates. This share repurchase plan commenced on June 1, 2010 and will remain in place until August 17, 2010 but may be limited or terminated at any time without prior notice. As of July 6, 2010, the Company has repurchased 79,040 shares under this plan.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  On NASDAQ the average daily trading volume for the nine month period ended May 31, 2010 was approximately 951 shares.  Trading volume on the Toronto Stock Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the nine months ended May 31, 2010, our top ten customers represented 51% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2010.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended May 31, 2010 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended May 31, 2010 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended May 31, 2010 covered by this report, there were no material weaknesses in our Internal Controls.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 12, 2010

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

July 12, 2010

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer

#