Form 10-K
period 2010-08-31
JEWETT CAMERON TRADING CO LTD
filed 2010-11-03
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  AUGUST 31, 2010

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

[   ] Yes       [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   February 28, 2010 = $7,690,593

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 3, 2010: 2,311,937

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2010

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

Total Company sales were approximately $41.6 million and $42.1 million during fiscal years ended August 31, 2010 and 2009, respectively.

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

The Company’s authorized capital includes 20,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of August 31, 2010 there were 2,311,937 common shares outstanding. As of November 3, 2010, there were 2,311,937 common shares outstanding. The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are also listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

The Company's fiscal year ends on August 31st.

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

Industrial Wood Products - Greenwood

Greenwood operated out of leased office space located in a suburb of Portland, Oregon until September 30, 2009. At that time the lease on the office space was terminated and Greenwood co-located its operations in the building utilized by JCLC and MSI.  This business involves the wholesale distribution of a variety of specialty wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.

During fiscal 2010 and 2009, sales to boat manufacturers represented approximately 11% and 24% respectively of total segment sales.  Likewise, Greenwood’s total sales for fiscal 2010 and 2009 were 22% and 27% respectively of total Company sales.

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

JCLC owns the patents and manufacturing rights connected with the Adjust-A-Gate products, which are the gate support systems for wood, vinyl, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these products.  JCLC also has two licensing agreements to market pet products.

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

Customer Concentration

The top ten customers were responsible for 58% and 60% of total Company sales for the years ended August 31, 2010 and August 31, 2009 respectively.  Also, the Company’s single largest customer was responsible for 18% and 14% of total Company sales for the years ended August 31, 2010 and August 31, 2009 respectively.

Employees

As of August 31, 2010, the Company had 46 full-time employees.  By segment these employees were located as follows: Greenwood 8, JCLC 23, JCSC 10, and MSI 5.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the officers of the Company are employed by JCLC.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock was 1,549 shares on NASDAQ for the year ended August 31, 2010 and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2010 our top ten customers represented 58% of our total sales, and our single largest customer was responsible for 18% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and Canada, and are primarily in the marine and retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which $340,000 is dedicated to standby letters of credit to support international transactions, and $4,660,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2010.  Based on this process we did not identify any material weaknesses.  Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32775 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 40,000 square feet of covered space (6,000 office, 10,000 manufacturing, and 24,000 warehouse), a little over three acres of paved yard space, and was completed in October 1995.  The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base for JCLC, Greenwood and MSI.

The property associated with JCSC, which is owned, consists of a little over 13 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  During Fiscal 2010, the Company purchased a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133. The facility is 2,000 square feet and provides testing facilities for JCSC.  The company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010.  At that time, the Company exercised its option to buy the land and building for a total cost of  $150,946.

During September 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  The lease payment was $7,500 per month, and upon expiration of the lease on September 30, 2009, Greenwood co-located its operations in the building utilized by JCLC and MSI.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/10	20,000	$ 7.50	$ 6.75	$ 7.25
Quarterly
8/31/10	212,400	$ 7.50	$ 6.52	$ 6.85
5/31/10	99,500	$ 8.30	$ 6.10	$ 7.00
2/28/10	58,300	$ 7.22	$ 5.95	$ 6.30
11/30/09	20,100	$ 7.00	$ 5.73	$ 6.65

8/31/09	55,700	$ 6.39	$ 4.55	$ 5.84
5/31/09	41,500	$ 5.49	$ 4.00	$ 4.80
2/28/09	42,300	$ 5.65	$ 4.37	$ 4.92
11/30/08	100,200	$ 7.33	$ 4.45	$ 4.86

Yearly
8/31/10	390,300	$ 8.30	$ 5.73	$ 6.85
8/31/09	239,700	$ 7.33	$ 4.00	$ 5.84
8/31/08	432,286	$10.48	$ 6.50	$ 7.34
8/31/07	2,821,036	$12.10	$ 6.21	$ 9.15
8/31/06	10,418,550	$12.77	$ 5.21	$ 7.26

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

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Canadian Dollars)

Period Ended	Volume	High	Low	Last

Monthly
9/30/10	500	$ 7.40	$ 7.00	$ 7.12
Quarterly
8/31/10	1,100	$ 7.45	$ 6.95	$ 7.40
5/31/10	3,700	$ 7.53	$ 6.45	$ 7.29
2/28/10	3,600	$ 7.20	$ 6.45	$ 6.45
11/30/09	2,600	$ 7.22	$ 6.25	$ 7.05

8/31/09	2,200	$ 6.75	$ 5.30	$ 6.75
5/31/09	500	$ 6.33	$ 5.69	$ 6.33
2/28/09	3,500	$ 6.92	$ 4.00	$ 5.95
11/30/08	3,300	$ 7.50	$ 5.75	$ 5.75

Yearly
8/31/10	11,000	$ 7.53	$ 6.25	$ 7.40
8/31/09	9,500	$ 7.50	$ 4.00	$ 6.75
8/31/08	7,700	$ 9.39	$ 6.49	$ 7.50
8/31/07	65,357	$11.67	$ 7.00	$ 9.50
8/31/06	97,500	$13.92	$ 6.13	$ 8.00

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On November 3, 2010 there were 2,311,937 of the Company’s common shares outstanding.

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

During fiscal 2010, 2009 and 2008, the Company issued 0, 0 and 6,185 shares respectively pursuant to its funding of the Employee Stock Option Plan (“ESOP”).  The Company relied on the exemption under Regulation 4.2.

Purchases of equity securities by the issuer and affiliated purchasers

The Company's Board of Director's authorized a share repurchase plan (The "Plan") to purchase for cancellation up to 425,000 common shares through the facilities of the NASDAQ Stock Market. The share repurchase program was approved by the Company's Board of Directors as part of its ongoing consideration of alternative ways to leverage the Company’s strong cash position. The Plan commenced on June 1, 2010 and terminated on August 17, 2010.

Under the Plan, the price paid for any shares was the prevailing market price at the time of the purchase up to a maximum of US$7.00 per share.  The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ.  Purchases were limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5)(ii) to mean a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. Other than transactions that may involve the Jewett-Cameron Trading Company Ltd. Employee Stock Ownership Plan, no shares were to be knowingly purchased from Jewett-Cameron insiders or their affiliates.

A total of 79,040 common shares were repurchased under the Plan during the 4th quarter of fiscal 2010. Those shares were subsequently cancelled, which reduced the common shares issued and outstanding as of August 31, 2010 to 2,311,937. The average price per share paid was $6.95, and the total cost was $549,151.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2010 and fiscal 2009.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2010
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,375	$ 7,675	$ 12,487	$ 14,035	$ 41,572
Gross profit	1,616	1,762	2,875	2,820	9,073
Net income	73	204	797	909	1,983
Basic earnings per share	$ 0.03	$ 0.09	$ 0.33	$ 0.38	$ 0.83
Diluted earnings per share	$ 0.03	$ 0.09	$ 0.33	$ 0.38	$ 0.83

For the Year Ended August 31, 2009
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 10,782	$ 9,355	$ 11,419	$ 10,574	$ 42,130
Gross profit	2,216	2,046	2,426	2,214	8,902
Net income	293	256	484	549	1,582
Basic earnings per share	$ 0.12	$ 0.11	$ 0.20	$ 0.23	$ 0.66
Diluted earnings per share	$ 0.12	$ 0.11	$ 0.20	$ 0.23	$ 0.66

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2010 and August 31, 2009

Sales totaled $41,572,336 in fiscal 2010 compared to sales of $42,130,097 in fiscal 2009, which was a decrease of $557,761, or 1%.  The largest decrease in sales occurred at Greenwood due to continued weak demand from boat manufactures.

Gross margin for 2010 was 21.8% compared to 21.1% in fiscal 2009.  The margin improvement primarily reflects the fact that specialty metal products, which are manufactured and sold by JCLC, have a higher gross margin than the other products that the Company sells. In 2009, metal product sales were a higher percentage of total sales than in the prior year.  These metal products represented approximately 47% of total Company sales in 2010 compared with about 41% in the prior year.

Operating expenses decreased by $429,486 from $6,242,954 in fiscal 2009 to $5,813,468 in 2010.  The decline was primarily due to effective cost controls.  Wages and Employee Benefits fell to $3,386,353 from $3,743,847, and Depreciation and Amortization declined to $264,303 from $316,964.  Selling, General and Administrative expenses were relatively unchanged. Interest expense decreased from $43,363 in 2009 to $16,231 in 2010 due to a lower level of borrowing.

The effective income tax rate for 2010 was 39.1% compared with a rate of 39.7% in 2009.  The Company calculates income tax expense based on combined federal and state rates that are currently in effect, and the rate in 2010 is close to the statutory rate.

Net income for 2010 was $1,982,814 or $0.83 per diluted share, compared to $1,582,477, or $0.66 per diluted share, in 2009.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2010 were $9,037,087 compared to sales of $11,484,094 in fiscal 2009, which was a decrease of $2,447,007, or 21%.  The year over year decline was largely due to continued weak demand from the boat manufacturing industry. Sales of plywood to boat manufacturers represented approximately 11% and 24% of Greenwood’s total sales during 2010 and 2009 respectively, and demand from these customers has been severely affected by weak economic conditions.  Greenwood had an operating loss of ($534,798) in 2010 compared to a loss of ($368,098) in 2009.  The larger operating loss reflects the decrease in sales. Management has been conducting operating expense control at Greenwood, but the current depressed economic conditions, particularly in the boating industry, continues to be a challenge for Greenwood.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $25,468,133 in fiscal 2010, which was an increase of $708,747, or 3%, compared to sales of $24,759,386 in 2009. The increase was primarily due to improved sales in the Company's newer metal products.  The following table shows a breakdown between these two product categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2010

$19.5

$6.0

$25.5

76%

24%

100%

2009

$17.4

$7.4

$24.8

70%

30%

100%

Operating income at JCLC for 2010 was $4,072,649 compared to income of $3,012,836 in 2009. Although sales in the segment increased by 3%, operating income increased by 35% due to effective cost controls.

Seed Processing and Sales - JCSC

Sales at JCSC were $4,335,392 in fiscal 2010 compared to sales of $4,376,530 in 2009. This represents a decrease of $41,138. Decreased demand for grass seed from new home construction and the golf course industry in North America, combined with price and alternative source changes in the livestock feed industry contributed to the segment's flat sales. Operating loss at JCSC was ($316,513) compared to operating income of $99,972 in 2009. The fiscal 2010 results were negatively affected by a one-time $463,498 inventory write-down due to the significant decrease in market value which was recorded in November 2009.

Industrial Tools and Clamps - MSI

Sales at MSI were $2,731,725 in fiscal 2010 compared to sales of $1,510,087 for 2009, which was an increase of $1,221,638 or 81%.  Operating income at MSI was $129,640 compared to operating income of $42,399 in 2009, which was an increase of $87,241 or 206%.  The higher operating income was in line with the higher level of sales for the year.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2010

As of August 31, 2010 the Company had working capital of $17,336,242 compared to working capital of $15,816,890 as of August 31, 2009, which represented an increase of $1,519,352.  The largest changes affecting working capital were an increase in cash of $1,881,743 which was primarily based on higher net income, and higher accounts receivable, which were slightly offset by lower inventory, prepaid expenses and prepaid income taxes. Accounts receivable increased by $270,198, while Inventory decreased by $689,029 and included a one-time $463,498 inventory write-down at JCSC. Current Liabilities decreased to $1,612,164 as of August 31, 2010 from $1,816,522 as of August 31, 2009. Accounts Payable decreased by $534,397 and Accrued Liabilities rose by $321,906.  The ratio of current assets to current liabilities or current ratio as of August 31, 2010 was 11.8 reflecting a very high degree of liquidity.

For the fiscal year ended August 31, 2010 the accounts receivable collection period or DSO was 34.0 days compared to 31.2 days for the year ended August 31, 2009.  Inventory turnover for the year ended August 31, 2010 was 74.2 days compared to 76.5 days for the year ended August 31, 2009.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $340,000 is presently dedicated to standby letters of credit to support international transactions.  At August 31, 2010 and August 31, 2009, the company had no borrowing balance leaving $4,660,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  Prior to January 31, 2008 interest was calculated at either prime or the one month LIBOR rate plus 190 basis points. However, starting on January 31, 2008 the borrowing mechanism was simplified, and the interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.  As of August 31, 2010 the one month LIBOR rate plus 190 basis points was 2.20% (0.30% + 1.90%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

During 2009, the Company repaid in full the remaining balance on a promissory note payable to U.S. Bank due on June 15, 2010. As of August 31, 2008, the note payable had a balance of $2,018,811.  This loan was secured by the property at the Company’s headquarters location in North Plains, Oregon.  The interest rate on this loan was 6.52%, and monthly payments including principal and interest was $16,601. The Company also had a note payable of $300,000 bearing interest of 5% per year, which was part of the consideration connected with the purchase of patents and manufacturing rights for fence gate support systems.  This note plus accrued interest was due on January 15, 2009, and was repaid in full in fiscal 2009.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2010 or 2009.  Typically the company passes price increases on to the customer.

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

During the year ended August 31, 2010, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

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

The Financial Accounting Standards Board has amended ASC 860, “Transfers and Servicing,” to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of the amendments, we do not believe that the adoption will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2010, and the Company does not use derivative instruments for trading purposes.

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

Audited Financial Statements: fiscal 2009 and 2008

Report of Independent Registered Accounting Firm dated November 3, 2010

Consolidated Balance Sheets

Balance Sheets at 8/31/2010 and 8/31/2009

Consolidated Statements of Operations

  For the years ended 8/31/20010 and 8/31/2009

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2010 and 8/31/2009

Consolidated Statements of Cash Flows

  For the years ended 8/31/2010 and 8/31/2009

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 3, 2010

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Jewett-Cameron Trading Company Ltd. and Subsidiaries management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

November 3, 2010

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2010	2009

ASSETS

Current assets
Cash and cash equivalents	$ 8,710,314	$ 6,828,571
Accounts receivable, net of allowance of $17,593 (August 31, 2009 - $3,816)	3,874,114	3,603,916
Inventory, net of allowance of $221,200 (August 31, 2009 - $313,000) (note 3)	6,265,782	6,954,811
Note receivable	41,500	41,500
Prepaid expenses	56,696	160,809
Prepaid income taxes	-	43,805

Total current assets	18,948,406	17,633,412

Property, plant and equipment, net (note 4)	1,926,031	1,872,191
Intangible assets, net (note 5)	585,714	662,045

Deferred income taxes (note 6)	198,582	261,780

Total assets	$ 21,658,733	$ 20,429,428

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2010	2009

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 465,165	$ 999,562
Accrued liabilities	1,138,866	816,960
Accrued income taxes	8,133	-

Total current liabilities	1,612,164	1,816,522

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,311,937 common shares (August 31, 2009 - 2,390,977)	2,181,814	2,256,112
Additional paid-in capital	600,804	600,804
Retained earnings	17,263,951	15,755,990

Total stockholders’ equity	20,046,569	18,612,906

Total liabilities and stockholders’ equity	$ 21,658,733	$ 20,429,428

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2010	2009

SALES	$ 41,572,336	$ 42,130,097

COST OF SALES	32,499,766	33,228,338

GROSS PROFIT	9,072,570	8,901,759

OPERATING EXPENSES
Selling, general and administrative	2,162,812	2,182,143
Depreciation and amortization	264,303	316,964
Wages and employee benefits	3,386,353	3,743,847
	5,813,468	6,242,954

Income from operations	3,259,102	2,658,805

OTHER ITEMS
Gain on sale of property, plant and equipment	3,008	2,850
Interest and other income	12,223	5,445
Interest expense	(16,231)	(43,363)
	(1,000)	(35,068)

Income before income taxes	3,258,102	2,623,737

Income taxes (note 6)
Current	1,275,288	1,110,170
Deferred (recovered)	-	(68,910)
	1,275,288	1,041,260

Net income for the year	$ 1,982,814	$ 1,582,477

Basic earnings per common share	$ 0.83	$ 0.66

Diluted earnings per common share	$ 0.83	$ 0.66

Weighted average number of common shares outstanding:
Basic	2,389,894	2,390,977
Diluted	2,389,894	2,390,977

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2007	2,384,792	$ 2,200,014	$ 600,804	$ 11,563,379	$ 14,364,197

Net income	-	-	-	2,610,134	2,610,134
Shares issued to ESOP	6,185	56,098	-	-	56,098
August 31, 2008	2,390,977	2,256,112	600,804	14,173,513	17,030,429

Net income	-	-	-	1,582,477	1,582,477
August 31, 2009	2,390,977	2,256,112	600,804	15,755,990	18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	$ 2,181,814	$ 600,804	$ 17,263,951	$ 20,046,569

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,982,814	$ 1,582,477
Items not affecting cash:
Depreciation and amortization	264,303	316,964
Gain on sale of property, plant and equipment	(3,008)	(2,850)
Deferred income taxes	63,198	(68,910)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(270,198)	1,801,945
Increase in note receivable	-	(41,500)
Decrease in inventory	689,029	1,113,473
(Increase) decrease in prepaid expenses	104,113	(21,852)
Decrease in accounts payable and accrued liabilities	(212,491)	(1,014,476)
(Increase) decrease in accrued income taxes	51,938	(30,052)

Net cash provided by operating activities	2,669,698	3,635,219

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	6,500	2,850
Purchase of property, plant and equipment	(245,380)	(249,166)

Net cash used in investing activities	(238,880)	(246,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(549,075)	-
Repayment of notes payable	-	(300,000)
Promissory note	-	(2,018,811)

Net cash used in financing activities	(549,075)	(2,318,811)

Net increase in cash and cash equivalents	1,881,743	1,070,092

Cash and cash equivalents, beginning of year	6,828,571	5,758,479

Cash and cash equivalents, end of year	$ 8,710,314	$ 6,828,571

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At August 31, 2010, cash and cash equivalents were $8,710,314, compared to $6,828,571 at August 31, 2009.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 90 months and 102 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2010 and 2009 are as follows:

	2010	2009

Net income	$ 1,982,814	$ 1,582,477

Basic weighted average number of common shares outstanding	2,389,894	2,390,977

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,389,894	2,390,977

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the year ended August 31, 2010, and there were no options outstanding on August 31, 2010.

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

The estimated fair values of the Company's financial instruments as of August 31, 2010 and 2009 follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$8,710,314	$8,710,314	$6,828,571	$6,828,571
Accounts receivable	3,874,114	3,874,114	3,603,916	3,603,916
Note receivable	41,500	41,500	41,500	41,500
Accounts payable and accrued liabilities	1,604,031	1,604,031	1,816,522	1,816,522

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,710,314	$8,710,314	$—	$—

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The Financial Accounting Standards Board has amended ASC 860, “Transfers and Servicing,” to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While we are still analyzing the effects of the adoption of the amendments, we do not believe that the adoption will have a material effect on our financial position, results of operations or cash flows.

3.

INVENTORY

A summary of inventory as of August 31, 2010 and 2009 follows:

	2010	2009

Wood products and metal products	$ 5,656,361	$ 5,356,199
Industrial tools	479,494	557,722
Agricultural seed products	129,927	1,040,890

	$ 6,265,782	$ 6,954,811

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2010 and 2009 follows:

	2010	2009

Office equipment	$ 638,030	$ 677,791
Warehouse equipment	1,321,884	1,297,383
Buildings	2,181,990	2,089,544
Land	635,381	576,881
	4,777,285	4,641,599

Accumulated depreciation	(2,851,254)	(2,769,408)

Net book value	$ 1,926,031	$ 1,872,191

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2010 and 2009 follows:

	2010	2009
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605
Accumulated amortization	(294,891)	(218,560)

Net book value	$ 585,714	$ 662,045

6.

DEFERRED INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2010	2009

Computed tax at the federal statutory rate	$ 1,028,104	$ 982,051
State taxes, net of federal benefit	158,207	124,775
Depreciation	(7,964)	413
Inventory reserve	76,597	(106,876)
Other	20,344	40,897

Provision for income taxes	$ 1,275,288	$ 1,041,260

Deferred income tax assets as of August 31, 2010 of $198,582 (August 31, 2008 - $261,780) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2010	2009

Deferred tax assets:
Allowance for inventory	$ 155,567	$ 232,164
Allowance for bad debts	6,899	1,464
Difference between book and tax depreciation	36,116	28,152

Total deferred tax assets	198,582	261,780
Valuation allowance	-	-

Net deferred tax assets	$ 198,582	$ 261,780

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of August 31, 2010 or August 31, 2009.

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

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as average cost basis.  Upon disposition of cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as paid-in-capital in excess of stated value.

During the 4th quarter of Fiscal 2010, the Company re-purchased and cancelled a total of 79,040 shares of its common stock under a 10b5-1 share re-purchase plan.  The total cost was $549,151 at an average share price of $6.95 per share.  The premium paid to acquire these shares over their per share book value in the amount of $474,853 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of the years ended August 31, 2010 and August 31, 2009.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, or voting control of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company accounts for its ESOP in accordance with Statement of Position 93-6 “Employers' Accounting for Employee Stock Ownership Plans”.  The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $146,677 and $164,118 for the fiscal years ended August 31, 2010 and 2009, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

	2010	2009

Shares owned by ESOP	349,456	414,598

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  For the years ended August 31, 2010 and 2009 the 401(k) compensation expense was $75,366 and $64,105, respectively.  In 2009, the Company contributed 3% of the first $100,000 of eligible compensation.  In 2010, the plan was amended to allow for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

b)

Greenwood formerly leased office premises pursuant to operating leases.  During September 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  Upon expiration of the lease on September 30, 2009, Greenwood co-located its operations in the building utilized by JCLC and MSI.  For the years ended August 31, 2010 and 2009 rental expense was $8,082 and $90,000, respectively.

JCLC formerly leased office premises pursuant to an operating lease which expired on January 4, 2010. At that time, JCLC purchased the building it had formerly been leasing. For the years ended August 31, 2010 and 2009 rental expense was $4,275 and $8,750, respectively.

c)

At August 31, 2010 and August 31, 2009 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the years ended August 31:

	2010	2009

Sales to unaffiliated customers:
Industrial wood products	$ 9,037,087	$ 11,484,094
Lawn, garden, pet and other	25,468,133	24,759,386
Seed processing and sales	4,335,392	4,376,530
Industrial tools and clamps	2,731,724	1,510,087
	$ 41,572,336	$ 42,130,097

Income (loss) before income taxes:
Industrial wood products	$ (551,713)	$ (395,764)
Lawn, garden, pet and other	4,001,621	2,953,804
Seed processing and sales	(353,174)	34,082
Industrial tools and clamps	103,243	9,918
Unallocated overhead	58,125	21,697
	$ 3,258,102	$ 2,623,737

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

Identifiable assets:
Industrial wood products	$ 2,974,842	$ 2,812,744
Lawn, garden, pet and other	17,635,898	15,100,160
Seed processing and sales	425,348	1,783,874
Industrial tools and clamps	608,520	721,745
Unallocated overhead	14,125	10,905
	$ 21,658,733	$ 20,429,428

Depreciation and amortization:
Industrial wood products	$ 3,014	$ 4,105
Lawn, garden, pet and other	242,588	293,548
Seed processing and sales	14,255	12,671
Industrial tools and clamps	4,446	6,640
	$ 264,303	$ 316,964

Capital expenditures:
Industrial wood products	$ -	$ 1,500
Lawn, garden, pet and other	215,604	246,646
Seed processing and sales	27,763	1,019
Industrial tools and clamps	2,013	-
	$ 245,380	$ 249,165

Interest expense:
Industrial wood products	$ 16,231	$ -
Lawn, garden, pet and other	-	43,363

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31.

	2010	2009

Sales	$ 12,016,257	$ 17,757,074

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2010	2009

United States	$ 36,161,640	$ 37,570,073
Canada	3,164,559	3,328,059
Mexico	994,152	360,149
Europe	454,237	527,131
Asia/Pacific	797,748	325,454
Africa	-	19,231

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2010 and 2009.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2010, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 48%. At August 31, 2009 three customers accounted for accounts receivable greater than 10% of total accounts receivable at 41%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2010, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $14,128,458. For the fiscal year ended August 31, 2009, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $11,368,318.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2010 and 2009 are summarized as follows:

	2010	2009

Cash paid during the year for:
Interest	$ 16,231	$ 59,416
Income taxes	$ 1,172,119	$ 1,140,221

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and the Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2010 and 2009 and for the years then ended is included on Page 17 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule II for the years ended August 31, 2010 and 2009 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2010 and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

November 3, 2010

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6

Telephone (604) 687-0947  Fax (604) 687-6172

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2010

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2009

Allowance deducted from related Balance sheet account:
Inventory	$ 100,000	$ 213,000	$ -	$ -	$ 313,000

Deferred tax valuation account	$ -	$ -	$ -	$ -	-

August 31, 2010

Allowance deducted from related Balance sheet account:
Inventory	$ 313,000	$ -	$ -	$ (91,800)	$ 221,200

Deferred tax valuation account	$ -	$ -	$ -	$ -	$ -

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2010.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists as of November 3, 2010, the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

	Table No. 4 Directors
		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	70	July 1987
Ted A. Sharp (1) (2)	62	September 2004
Jeffrey G. Wade (1) (2)	69	March 2007
Ralph E. Lodewick (1) (2)	75	February 2008

(1)

Member of Audit Committee.

(2)

Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of November 3, 2010, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the board of directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company, with the exception of the CFO who spends 50% of his time on the affairs of the Company.

	Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	70	July 1987
Murray G. Smith	Chief Financial Officer	39	September 2009
Michael C. Nasser	Corporate Secretary	64	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over 42 years of management experience and has been Chief Executive Officer of the Company since its beginning in 1987. Before this he worked for companies including Sunrise Forest Products, Oregon Pacific Industries, and Tektronix.

Murray G. Smith is a licensed CPA with over 18 years of accounting and finance leadership experience.  Prior to joining Jewett-Cameron as Chief Financial Officer, he led the Company’s Sarbanes-Oxley compliance program the past two years.  Previous employers have included Intel, Arthur Andersen, & Teledyne, and he currently serves as Interim Chief Financial Officer of Paulson Capital Corporation, an investment company whose common shares are traded on NASDAQ.  Mr. Smith is a graduate of the University of Washington.

Michael C. Nasser has over 37 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Ted A. Sharp is Chairman of the Company’s Audit Committee.  He has been a Certified Public Accountant since 1978 and since 2002 has been Controller for Cherry City Electric in Salem, Oregon. Previously he was Chief Financial Officer of Cord Communications, and before that he worked for companies including Westower Communications.  Mr. Sharp is a graduate of the University of Oregon.

Jeffrey G. Wade has around 37 years of business experience holding a variety of positions.  These have included Finance Director – International Operations for Novell, Chief Financial Officer of Univel, and Group Controller – International Operations for Tektronix.  Mr. Wade has an MBA from Northeastern University, and his undergraduate degree is from Willamette University.

Ralph E. Lodewick has an extensive business and governance background covering over 41 years.  Employers have included Tektronix, and he has owned businesses involved in art and music.  He has served on the board of directors of City Arts and the Mt. Hood Festival of Jazz.  Also, he has been a board member and board president of the Jazz Society of Oregon and the Multnomah Arts Center Association.

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

The audit committee met three times during Fiscal 2008, five times in Fiscal 2009, and three times in Fiscal 2010.

Compliance with Section 16(a) of the Exchange Act.

All of the officers and directors filed the required paperwork during Fiscal 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2010, 2009 and 2008 for the Company’s chief executive officer, each of the Company’s four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer
	2010	$36,000	$ -	$ -	$ -	$ -	$ -	$ 2,841
	2009	$36,000	$ -	$ -	$ -	$ -	$ -	$ 3,600
	2008	$36,000	$ -	$ -	$ -	$ -	$ -	$ 3,420

Michael Nasser, Corporate Secretary
	2010	$177,000	$40,000	$ -	$ -	$ -	$ -	$ 7,141
	2009	$177,000	$60,885	$ -	$ -	$ -	$ -	$ 10,000
	2008	$177,000	$92,950	$ -	$ -	$ -	$ -	$ 9,500

Murray Smith, Chief Financial Officer
	2010	$87,000	$ -	$ -	$ -	$ -	$ -	$ 6,213

The Company may grant stock options to directors, executive officers and employees.  The Company established an ESOP that covers all eligible employees. Also, the Company has a 401(k) Plan.  In 2009, the Company contributed 3% of the first $100,000 of eligible compensation to the 401(k) plan, and in 2010, the 401(k) plan was amended to allow for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2010 to provide pension, retirement or similar benefits for directors or executive officers.

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

During Fiscal 2008 the stock options to purchase 15,000 shares that were outstanding at the beginning of the year were forfeited based on one director’s term of office ending and another director not exercising his options prior to expiration.  No options were granted during Fiscal 2009 or Fiscal 2010, and as of August 31, 2010 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan.  In 2009, the Company contributed 3% of the first $100,000 of eligible compensation to the 401(k) plan.  In 2010, the 401(k) plan was amended to allow for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.  For the years ended August 31, 2010 and 2009 the 401(k) compensation expense was $75,366 and $64,105, respectively.  The contributions for Donald Boone were $270 and $1,080 for the fiscal years ended August 31, 2010 and 2009 respectively.  The contributions for Michael Nasser were $0 and $3,000 for the fiscal years ended August 31, 2010 and 2009 respectively.  The contributions for Murray Smith were $0 for the fiscal year ended August 31, 2010.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company accounts for its ESOP in accordance with Statement of Position 93-6 (Employers’ Accounting for Employee Stock Ownership Plans).  The Company records compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $146,677 and $164,118 for the fiscal years ended August 31, 2010 and 2009 respectively.  The ESOP shares allocated as of August 31, 2010 and 2009 were 0 and 0 respectively.  The contributions for Donald Boone were $2,571 and $2,520 for the fiscal years ended August 31, 2010 and 2009 respectively.  The contributions for Michael Nasser were $7,141 and $7,000 for the fiscal years ended August 31, 2010 and 2009 respectively.  The contribution for Murray Smith was $6,213 for the fiscal year ended August 31, 2010.  There are no un-funded liabilities.

Starting for the first time in the fiscal year ended August 31, 2008 the compensation expense associated with the ESOP has been invested on behalf of the plan participants in the Vanguard Star Fund, which is a low cost, broadly diversified mutual fund that owns both stocks and bonds.  This move by the Company is designed to provide plan participants with some degree of diversification in their ownership stake in the ESOP.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2010 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during Fiscal 2010 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2010 the following cash payments were paid to directors to compensate them for board meetings attended:  Ted Sharp $2,500, Jeff Wade $1,200 and Ralph Lodewick $2,500.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2010 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2010 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2010 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 3, 2010.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone (2) 12615 S.W. Parkway Portland, Oregon 97225	560,281	24.2%

Common	Michael C. Nasser (3) 3150 S.W. 72nd Avenue Portland, Oregon 97225	227,184	9.83%

Common	Jewett-Cameron ESOP and Trust (4) 32275 N.W. Hillcrest North Plains, Oregon 97133	349,456	15.1%

Common	Ted A. Sharp	3,500	0.2%

Common	Ralph E. Lodewick	1,500	0.1%

Total directors, executive officers, and 5% shareholders		1,141,921	49.4%

(1)

Based on 2,311,937 shares outstanding as of November 3, 2010.

(2)

In addition to what is shown in this table Mr. Boone also owned 15,051 shares through his participation in the Company’s ESOP.

(3)

In addition to what is shown in this table Mr. Nasser also owned 46,499 shares through his participation in the Company’s ESOP.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2010	2009

Audit fees	$ 122,000	$ 125,269
Tax fees	3,500	3,937
All other fees (1)	24,750	30,333

Total	$ 150,250	$ 159,539

(1)  FY2010:

$8,250 to review the Q1 Form 10Q

$8,250 to review the Q2 Form 10Q

$8,250 to review the Q3 Form 10Q

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 3, 2010	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 3, 2010	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Dated: November 3, 2010	By: /s/ "Murray G. Smith" Murray G. Smith, Chief Financial Officer

Dated: November 3, 2010	By: /s/ "Michael C. Nasser" Michael C. Nasser, Corporate Secretary

Dated: November 3, 2010	By: /s/ "Ted A. Sharp" Ted A. Sharp, Director

Dated: November 3, 2010	By: /s/ "Jeffrey G. Wade" Jeffrey G. Wade, Director

Dated: November 3, 2010	By: /s/ "Ralph E. Lodewick" Ralph E. Lodewick, Director