Form 10-Q
period 2010-11-30
JEWETT CAMERON TRADING CO LTD
filed 2011-01-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,014,865 common shares outstanding at January 13, 2011.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2010

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2010	August 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$ 7,660,319	$ 8,710,314
Accounts receivable, net of allowance of $20,697 (August 31, 2010 - $17,593)	1,760,058	3,874,114
Inventory, net of allowance of $213,570 (August 31, 2010 - $221,200) (note 3)	6,752,596	6,265,782
Note receivable	41,500	41,500
Prepaid expenses	144,280	56,696
Prepaid income taxes	414,896	-

Total current assets	16,773,649	18,948,406

Property, plant and equipment, net (note 4)	1,913,369	1,926,031

Intangible assets, net (note 5)	566,978	585,714

Deferred income taxes (note 6)	199,176	198,582

Total assets	$ 19,453,172	$ 21,658,733

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2010	August 31, 2010

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 665,982	$ 465,165
Litigation reserve (note 12(a))	1,579,125	-
Accrued liabilities	458,675	1,138,866
Accrued income taxes	-	8,133

Total current liabilities	2,703,782	1,612,164

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,014,865 common shares (August 31, 2010 - 2,311,937)	1,901,462	2,181,814
Additional paid-in capital	600,804	600,804
Retained earnings	14,247,124	17,263,951

Total stockholders’ equity	16,749,390	20,046,569

Total liabilities and stockholders’ equity	$ 19,453,172	$ 21,658,733

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2010	2009

SALES	$ 6,085,051	$ 7,374,926

COST OF SALES	4,639,257	5,759,328

GROSS PROFIT	1,445,794	1,615,598

OPERATING EXPENSES
Selling, general and administrative expenses	480,184	540,715
Depreciation and amortization	65,377	60,696
Wages and employee benefits	821,539	880,287

	1,367,100	1,481,698

Income from operations	78,694	133,900

OTHER ITEMS
Gain on sale of property, plant and equipment	5,450	-
Interest and other income	23	1,760
Interest expense (note 12(a))	(391,988)	-
Litigation reserves (note 12(a))	(962,137)	-
	(1,348,652)	1,760

Income (loss) before income taxes	(1,269,958)	135,660

Income tax (expense) recovery	423,623	(63,030)

Net income (loss)	$ (846,335)	$ 72,630

Basic earnings (loss) per common share	$ (0.37)	$ .03

Diluted earnings (loss) per common share	$ (0.37)	$ .03

Weighted average number of common shares outstanding:
Basic	2,308,672	2,390,977
Diluted	2,308,672	2,390,977

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2007	2,384,792	$ 2,200,014	$ 600,804	$ 11,563,379	$ 14,364,197

Net income	-	-	-	2,610,134	2,610,134
Shares issued to ESOP	6,185	56,098	-	-	56,098
August 31, 2008	2,390,977	2,256,112	600,804	14,173,513	17,030,429

Net income	-	-	-	1,582,477	1,582,477
August 31, 2009	2,390,977	2,256,112	600,804	15,755,990	18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	2,181,814	600,804	17,263,951	20,046,569

Shares repurchased and cancelled (note 9)	(297,072)	(280,352)	-	(2,170,492)	(2,450,844)
Net loss	-	-	-	(846,335)	(846,335)

November 30, 2010	2,014,865	$ 1,901,462	$ 600,804	$ 14,247,124	$ 16,749,390

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (846,335)	$ 72,630
Items not involving an outlay of cash:
Depreciation and amortization	65,377	60,696
Gain on sale of property, plant and equipment	(5,450)	-
Deferred income taxes	(594)	129,680

Changes in non-cash working capital items:
Decrease in accounts receivable	2,114,056	1,390,869
(Increase) decrease in inventory	(486,814)	149,420
(Increase) decrease in prepaid expenses	(87,584)	34,121
Increase (decrease) in accounts payable and accrued liabilities	1,099,752	(907,558)
Decrease in accrued income taxes	(423,029)	(67,058)

Net cash provided by operating activities	1,429,379	862,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(33,980)	(42,788)
Proceeds from sale of property, plant and equipment	5,450	-

Net cash used in investing activities	(28,530)	(42,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(2,450,844)	-

Net cash used in financing activities	(2,450,844)	-

Net increase (decrease) in cash and cash equivalents	(1,049,995)	820,012

Cash and cash equivalents, beginning of period	8,710,314	6,828,571

Cash and cash equivalents, end of period	$ 7,660,319	$ 7,648,583

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

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

The Company, through its subsidiaries, operates out of facilities located in North Plains, Oregon.   JCLC’s business consists of the manufacturing and distribution of specialty metal products and wholesale distribution of wood products to home centers and other retailers located primarily in the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to customers in the marine and transportation industries in the United States. MSI is an importer and distributor of pneumatic air tools and industrial clamps in the United States. JCSC is a processor and distributor of agricultural seeds in the United States.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2010 and August 31, 2010 and its results of operations and cash flows for the three month periods ended November 30, 2010 and November 30, 2009 in accordance with U.S. GAAP.  Operating results for the three month periods ended November 30, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2011.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At November 30, 2010, cash and cash equivalents were $7,660,319. At August 31, 2010, cash and cash equivalents were $8,710,314.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 87 months and 99 months, respectively. Intangibles are reviewed annually for impairment.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three months ended November 30, 2010 and November 30, 2009 are as follows:

	2010	2009

Net income (loss)	$ (846,335)	$ 72,630

Basic weighted average number of common shares outstanding	2,308,672	2,390,977

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,308,672	2,390,977

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the quarter ended November 30, 2010, and there were no options outstanding on November 30, 2010.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of November 30, 2010 and August 31, 2010 are as follows:

	November 30, 2010		August 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$7,660,319	$7,660,319	$8,710,314	$8,710,314
Accounts receivable	1,760,058	1,760,058	3,874,114	3,874,114
Note receivable	41,500	41,500	41,500	41,500
Accounts payable and accrued liabilities	2,703,782	2,703,782	1,604,031	1,604,031

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$7,660,319	$7,660,319	$—	$—

The fair values of cash and cash equivalents are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2010	August 31, 2010

Wood products and metal products	$ 6,221,844	$ 5,656,361
Industrial tools	426,974	479,494
Agricultural seed products	103,778	129,927

	$ 6,752,596	$ 6,265,782

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2010	August 31, 2010

Office equipment	$ 638,030	$ 638,030
Warehouse equipment	1,274,315	1,321,884
Buildings	2,272,880	2,181,990
Land	615,213	635,381
	4,800,438	4,777,285

Accumulated depreciation	(2,887,069)	(2,851,254)

Net book value	$ 1,913,369	$ 1,926,031

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2010	August 31, 2010
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605

Accumulated amortization	(313,627)	(294,891)

Net book value	$ 566,978	$ 585,714

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of November 30, 2010 of $199,176 (August 31, 2010 - $198,582) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of November 30, 2010 or August 31, 2010.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 190 basis points.

8.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as paid-in-capital in excess of stated value.

During the 1st quarter of Fiscal 2011, the Company repurchased and cancelled a total of 297,072 shares of its common stock under a 10b5-1 share re-purchase plan.  The total cost was $2,450,844 at an average share price of $8.25 per share.  The premium paid to acquire these shares over their per share book value in the amount of $2,170,492 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of November 30, 2010 and August 31, 2010.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

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

	November 30, 2010	August 31, 2010

Shares owned by ESOP	349,456	349,456

12.

CONTINGENT LIABILITIES AND COMMITMENTS

a)

Legal Claim

A subsidiary was a plaintiff in a lawsuit filed in Portland, Oregon, entitled, Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al., Case No. 05-02553 (Multnomah County Circuit Court).

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

Litigation was completed on March 5, 2007, with the court’s general judgment and money award.  The net effect was money judgment in favor of Greenwood Forest Products, Inc. for $242,604.  The Company accrued reserves to cover the money judgment related to this dispute.  Both parties filed appeals for review of the court’s opinion.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

a)

Legal Claim (cont’d…)

During the quarter, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.   The Company is appealing the decision to the Oregon Supreme Court. The Company recorded during the quarter a liability totaling $1,579,125 as a Litigation Reserve as follows:

	November 30, 2010	August 31, 2010
Litigation loss	$ 962,137	-
Litigation reserve	225,000	225,000
Interest	391,988	-
Total	$ 1,579,125	225,000

b)

Lease Agreements

Greenwood formerly leased office premises pursuant to operating leases.  During September 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  Upon expiration of the lease on September 30, 2009, Greenwood co-located its operations in the building utilized by JCLC and MSI.  For the years ended August 31, 2010 and 2009 rental expense was $8,082 and $90,000, respectively. For the three months ended November 30, 2010 and 2009 rental expense was $Nil and $7,500 respectively.

JCLC formerly leased office premises pursuant to an operating lease which expired on January 4, 2010.  At that time, JCLC purchased the building it had formerly been leasing.  For the three months ended November 30, 2010 and 2009 rental expense was $Nil and $2,187 respectively.

c)

Line of Credit

At November 30, 2010 and August 31, 2010 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

13.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the three month periods ended November 30:

	2010		2009

Sales to unaffiliated customers:
Industrial wood products	$ 1,835,698		$ 2,419,765
Lawn, garden, pet and other	2,898,006		3,651,100
Seed processing and sales	915,928		864,161
Industrial tools and clamps	435,419		439,900
	$ 6,085,051		$ 7,374,926

Income (loss) before income taxes:
Industrial wood products	$ (151,027)		$ (10,812)
Lawn, garden, pet and other	194,297	*	640,591
Seed processing and sales	41,946		(481,506)
Industrial tools and clamps	22,390		18,323
Unallocated overhead	(23,439)		(30,936)
	84,167		$ 135,660

Identifiable assets:
Industrial wood products	$ 2,453,068		$ 3,075,121
Lawn, garden, pet and other	15,739,788		14,899,778
Seed processing and sales	612,748		973,910
Industrial tools and clamps	558,682		635,064
Unallocated overhead	88,886		10,626
	$ 19,453,172		$ 19,594,499

Depreciation and amortization:
Industrial wood products	$ 478		$ 807
Lawn, garden, pet and other	59,699		54,736
Seed processing and sales	4,565		3,493
Industrial tools and clamps	635		1,660
	$ 65,377		$ 60,696

Capital expenditures:
Industrial wood products	$ -		$ -
Lawn, garden, pet and other	-		36,373
Seed processing and sales	33,980		6,415
Industrial tools and clamps	-		-
	$ 33,980		$ 42,788

Interest expense:
Lawn, garden, pet and other	$ 391,988		$ -

* For comparability purposes, this amount excludes one-time charges for litigation reserve ($962,137) and related interest ($391,988).

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30,

	2010	2009
Sales	$ 669,747	$ 1,948,016

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarters ended November 30:

	2010	2009

United States	$ 5,108,891	$ 5,859,708
Canada	617,469	764,872
Mexico	3,217	339,266
Europe	104,903	177,930
Asia/Pacific	250,571	233,150

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2010 and 2009.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2010, three customers accounted for accounts receivable greater than 10% of total accounts receivable at a combined total of 32%. At November 30, 2009 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 17%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2010, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $1,391,733. For the three months ended November 30, 2009 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $1,697,779.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2010

(Unaudited)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30 are summarized as follows:

	2010	2009

Cash paid during the periods for:
Interest	$ -	$ -
Income taxes	$ -	$ -

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2010 and August 31, 2010 and its results of operations and cash flows for the three month periods ended November 30, 2010 and November 30, 2009 in accordance with U.S. GAAP.  Operating results for the three month periods ended November 30, 2010 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2011.

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Lumber Corporation, which is a manufacturer and distributor of specialty metal products and a wholesaler of wood products. Wood products include fencing and landscape timbers, while metal products include dog kennels, a proprietary gate support system, perimeter fencing, and greenhouses.  JCLC uses contract manufacturers to make the specialty metal products.  Some of the products that JCLC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other large retailers.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2010 and November 30, 2009

For the three months ended November 30, 2010, sales decreased $1,289,875 to $6,085,051 from $7,374,926 for the three months ended November 30, 2009.  The decrease is due to a decline in sales in the industrial wood and lawn and garden segments.

Sales at Greenwood were $1,835,698 for the three months ended November 30, 2010 compared to sales of $2,419,765 for the three months ended November 30, 2009, which was a decrease of $584,067, or 24%.  Sales to boat manufacturers represented approximately 11% of Greenwood’s total sales for the year ended August 31, 2010, and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the past two years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships.  Operating loss before taxes at Greenwood was ($151,027) compared to ($10,812) for the three months ended November 30, 2009, which was a decrease of ($140,215).

Sales at JCLC were $2,898,006 for the three months ended November 30, 2010 compared to sales of $3,651,100 in the three month period ended November 30, 2009, which was a decrease of $753,094, or 21%.  Operating income before one-time charges was $194,297, which was a decrease of $446,294 compared to the income of $640,591 from the quarter ended November 30, 2009.  The lower operating income was in line with the lower sales for the quarter, and was primarily due to order delays.  Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $915,928 for the three months ended November 30, 2010 compared to sales of $864,161 for the three months ended November 30, 2009.  Demand for grass seed from new home construction and the golf course industry in North America continues to remain weak.  In the current quarter, JCSC operating income was $41,946 compared to an operating loss of ($481,506) in the year-ago quarter. The quarter ended November 30, 2009 was negatively affected by a one-time $463,498 inventory write-down due to the significant decrease in market value.

Sales at MSI were $435,419 for the three months ended November 30, 2010, which was relatively flat compared to sales of $439,900 recorded in the three months ended November 30, 2009. Operating income was $22,390 compared to income of $18,323 recorded in the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended November 30, 2010 was 23.7% compared to 21.9% for the three months ended November 30, 2009.  This improvement primarily reflects the fact that metal products sold by JCLC, which have a higher margin than the Company’s other products, were a larger part of the sales mix in the current year vs. the prior year.

Operating expenses decreased by $114,598 from $1,481,698 for the three month period ended November 30, 2009 to $1,367,100 in the current three month period ended November 30, 2010. This decrease was primarily attributable to lower commissions and bonuses, a direct correlation to the decrease in sales.  Selling, General and Administrative Expenses decreased by $60,531 from $540,715 to $480,184. Wages and Employee Benefits declined by $58,748 to $821,539 from $880,287. Depreciation and Amortization increased by $4,681 to $65,377 from $60,696.

During the period ended November 30, 2010, the Company received an adverse decision in its legal proceedings Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al. A litigation reserve of $1,354,125 was taken in the quarter while the Company appeals the decision to the Oregon Supreme Court.  Based on this reserve, the Company's income tax expense for the three month period ended November 30, 2010 was a recovery of $423,623 compared to an income tax expense of $63,030 for the three month period ended November 30, 2009.

After the effects of the litigation reserve, net loss for the three month period ended November 30, 2010 was ($846,335), or ($0.37) per basic and diluted share, compared to net income of $72,630 or $0.03 per basic and diluted share for the three month period ended November 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2010, the Company had working capital of $14,069,867 compared to working capital of $17,336,242 as of August 31, 2010. This represents a decrease of $3,266,375, which was largely due to the Company establishing a Litigation Reserve of $1,579,125 in the current quarter, as well as repurchasing and cancelling a total of 297,072 common shares at a cost of $2,450,844, all of which was funded from existing cash balances.  The largest differences in individual components of working capital during the quarter were a $1,049,995 decrease in cash and cash equivalents; a $2,114,056 decrease in accounts receivable; a $486,814 increase in inventory; an increase of $87,584 in prepaid expenses; an increase of $200,817 in accounts payable; a decrease of $680,191 in accrued liabilities; and the litigation reserve of $1,354,125 which was established in the current quarter.

As of November 30, 2010, accounts receivable and inventory represented 51% of current assets and 44% of total assets.  For the three months ended November 30, 2010, the accounts receivable collection period or DSO was 26.3 compared with 27.3 for the three months ended November 30, 2009. Inventory turnover for the three months ended November 30, 2010 was 127.7 days compared with 108.7 days for the three months ended November 30, 2009.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $350,000 is presently dedicated to standby letters of credit to support international transactions.  At November 30, 2010, the Company had no borrowing balance leaving $4,650,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 190 basis points.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the 4th quarter of Fiscal 2010, the Company re-purchased and cancelled a total of 79,040 shares of its common stock at a total cost of $549,151, or an average share price of $6.95 per share. During the 1st quarter of Fiscal 2011, the Company repurchased and cancelled a total of 297,072 shares at a total cost of $2,450,844, which was an average share price of $8.25 per share.  Management is currently considering additional common share repurchase programs.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the TSX Exchange in Toronto, Ontario, Canada.  On NASDAQ the average daily trading volume for the three month period ended November 30, 2010 was approximately 7,244 shares.  Trading volume on the TSX Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the three months ended November 30, 2010, our top ten customers represented 44% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which there is no borrowing balance.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2010.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended November 30, 2010 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended November 30, 2010 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended November 30, 2010 covered by this report, there were no material weaknesses in our Internal Controls.

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

Litigation was completed on March 5, 2007 with the court’s general judgment and money award.  The net effect was money judgment in favor of Greenwood Forest Products, Inc. for $242,604 and an award of contested intellectual property rights to the Company.  At that time, the Company accrued reserves to cover the monetary difference in the judgment.  Both parties filed appeals for review of the court’s opinion.

During the first quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,043,757.   The Company is appealing the decision to the Oregon Supreme Court. The Company has recorded as a liability $1,579,125 as a Litigation Reserve which covers the full amount of the Court of Appeals ruling.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

January 13, 2011

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

January 13, 2011

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer

#