Form 10-Q
period 2011-02-28
JEWETT CAMERON TRADING CO LTD
filed 2011-04-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,014,865 common shares outstanding at April 13, 2011.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2011

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2011	August 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$ 4,733,701	$ 8,710,314
Accounts receivable, net of allowance of $nil (August 31, 2010 - $17,593)	5,936,967	3,874,114
Inventory, net of allowance of $196,057 (August 31, 2010 - $221,200) (note 3)	6,619,159	6,265,782
Note receivable	41,500	41,500
Prepaid expenses	161,166	56,696
Prepaid income taxes	558,979	-
Taxes receivable	200,941	-

Total current assets	18,252,413	18,948,406

Property, plant and equipment, net (note 4)	1,866,824	1,926,031

Intangible assets, net (note 5)	548,242	585,714

Deferred income taxes (note 6)	190,350	198,582

Total assets	$ 20,857,829	$ 21,658,733

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2011	August 31, 2010

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,176,291	$ 465,165
Litigation reserve (note 12(a))	1,595,151	-
Accrued liabilities	840,048	1,138,866
Accrued income taxes	-	8,133

Total current liabilities	3,611,490	1,612,164

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,014,865 common shares (August 31, 2010 - 2,311,937)	1,901,462	2,181,814
Additional paid-in capital	600,804	600,804
Retained earnings	14,744,073	17,263,951

Total stockholders’ equity	17,246,339	20,046,569

Total liabilities and stockholders’ equity	$ 20,857,829	$ 21,658,733

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended February 28,		Six Month Periods Ended February 28,

	2011	2010	2011	2010

SALES	$ 11,860,014	$ 7,675,454	$ 17,945,065	$ 15,050,380

COST OF SALES	9,734,195	5,913,667	14,373,452	11,672,995

GROSS PROFIT	2,125,819	1,761,787	3,571,613	3,377,385

OPERATING EXPENSES
Selling, general and administrative expenses	418,217	519,314	898,401	1,060,029
Depreciation and amortization	65,757	72,922	131,134	133,618
Wages and employee benefits	886,508	817,275	1,708,047	1,697,562

	1,370,482	1,409,511	2,737,582	2,891,209

Income from operations	755,337	352,276	834,031	486,176

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	(1,114)	(3,492)	4,336	(3,492)
Interest and other income	-	2,658	26	4,418
Interest expense (note 12(a))	(16,023)	-	(408,014)	-
Litigation reserves (note 12(a))	-	-	(962,137)	-
	(17,137)	(834)	(1,365,789)	926

Income (loss) before income taxes	738,200	351,442	(531,758)	487,102

Income tax (expense) recovery	(241,251)	(146,970)	182,372	(210,000)

Net income (loss)	$ 496,949	$ 204,472	$ (349,386)	$ 277,102

Basic earnings (loss) per common share	$ 0.25	$ 0.09	$ (0.16)	$ 0.12

Diluted earnings (loss) per common share	$ 0.25	$ 0.09	$ (0.16)	$ 0.12

Weighted average number of common shares outstanding:
Basic	2,014,865	2,390,977	2,162,580	2,390,977
Diluted	2,014,865	2,390,977	2,162,580	2,390,977

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2007	2,384,792	$ 2,200,014	$ 600,804	$ 11,563,379	$ 14,364,197

Net income	-	-	-	2,610,134	2,610,134
Shares issued to ESOP	6,185	56,098	-	-	56,098
August 31, 2008	2,390,977	2,256,112	600,804	14,173,513	17,030,429

Net income	-	-	-	1,582,477	1,582,477
August 31, 2009	2,390,977	2,256,112	600,804	15,755,990	18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	2,181,814	600,804	17,263,951	20,046,569

Shares repurchased and cancelled (note 9)	(297,072)	(280,352)	-	(2,170,492)	(2,450,844)
Net loss	-	-	-	(349,386)	(349,386)

February 28, 2011	2,014,865	$ 1,901,462	$ 600,804	$ 14,744,073	$ 17,246,339

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended February 28,		Six Month Periods Ended February 28,

	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 496,949	$ 204,472	$ (349,386)	$ 277,102
Items not involving an outlay of cash:
Depreciation and amortization	65,757	72,922	131,134	133,618
Gain (loss) on sale of property, plant and equipment	1,114	3,492	(4,336)	3,492
Deferred income taxes	8,826	(26,200)	8,232	103,480

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(4,176,909)	(1,093,080)	(2,062,853)	297,789
(Increase) decrease in inventory	133,437	1,423,403	(353,377)	1,572,823
Increase in prepaid expenses	(16,886)	(141,459)	(104,470)	(107,338)
Increase in prepaid income taxes	(144,083)	-	(567,112)	-
Increase in taxes receivable	(200,941)	-	(200,941)	-
Increase (decrease) in accounts payable and accrued liabilities	907,707	43,245	2,007,459	(864,313)
Decrease in accrued income taxes	-	(302,982)	-	(370,040)

Net cash provided by (used in) operating activities	(2,925,029)	183,813	(1,495,650)	1,046,613

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,589)	(138,793)	(35,569)	(181,581)
Proceeds from sale of property, plant and equipment	-	-	5,450	-

Net cash used in investing activities	(1,589)	(138,793)	(30,119)	(181,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	-	(2,450,844)	-

Net cash used in financing activities	-	-	(2,450,844)	-

Net increase (decrease) in cash and cash equivalents	(2,926,618)	45,020	(3,976,613)	865,032

Cash and cash equivalents, beginning of period	7,660,319	7,648,583	8,710,314	6,828,571

Cash and cash equivalents, end of period	$ 4,733,701	$ 7,693,603	$ 4,733,701	$ 7,693,603

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2011 and August 31, 2010 and its results of operations and cash flows for the three and six month periods ended February 28, 2011 and February 28, 2010 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2011 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2011.

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

All inter-company balances and transactions have been eliminated upon consolidation.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At February 28, 2011, cash and cash equivalents were $4,733,701. At August 31, 2010, cash and cash equivalents were $8,710,314.

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

February 28, 2011

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 84 months and 96 months, respectively. Intangibles are reviewed annually for impairment.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (loss) per share (cont’d…)

The earnings (loss) per share data for the periods presented are as follows:

	Three Month Periods Ended February 28,		Six Month Periods Ended February 28,

	2011	2010	2011	2010

Net income (loss)	$ 496,949	$ 204,472	$ (349,386)	$ 277,102

Basic weighted average number of common shares outstanding	2,014,865	2,390,977	2,162,580	2,390,977

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,014,865	2,390,977	2,162,580	2,390,977

Comprehensive income (loss)

The Company has no items of other comprehensive income (loss) in any period presented.  Therefore, net income (loss) presented in the consolidated statements of operations equals comprehensive income (loss).

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 28, 2011, and there were no options outstanding on February 28, 2011.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

Taxes Receivable - the carrying amount approximates fair value due to the short-term nature of the obligations.

Litigation Reserve - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 28, 2011 and August 31, 2010 are as follows:

	February 28, 2011		August 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$4,733,701	$4,733,701	$8,710,314	$8,710,314
Accounts receivable	5,936,967	5,936,967	3,874,114	3,874,114
Note receivable	41,500	41,500	41,500	41,500
Taxes receivable	200,941	200,941	-	-
Litigation reserve	1,595,151	1,595,151	-	-
Accounts payable and accrued liabilities	2,016,339	2,016,339	1,604,031	1,604,031

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,733,701	$4,733,701	$—	$—

The fair values of cash and cash equivalents are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2011	August 31, 2010

Wood products and metal products	$ 5,860,329	$ 5,656,361
Industrial tools	304,270	479,494
Agricultural seed products	454,560	129,927

	$ 6,619,159	$ 6,265,782

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2011	August 31, 2010

Office equipment	$ 477,478	$ 638,030
Warehouse equipment	1,263,198	1,321,884
Buildings	2,272,880	2,181,990
Land	615,213	635,381
	4,628,769	4,777,285

Accumulated depreciation	(2,761,945)	(2,851,254)

Net book value	$ 1,866,824	$ 1,926,031

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2011	August 31, 2010
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605

Accumulated amortization	(332,363)	(294,891)

Net book value	$ 548,242	$ 585,714

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of February 28, 2011 of $190,350 (August 31, 2010 - $198,582) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of February 28, 2011 or August 31, 2010.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 200 basis points.

8.

CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as paid-in-capital in excess of stated value.

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

The Company had no stock options outstanding as of February 28, 2011 and August 31, 2010.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

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

	February 28, 2011	August 31, 2010

Shares owned by ESOP	341,199	349,456

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

February 28, 2011

(Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

a)

Legal Claim (cont’d…)

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.   The Company is appealing the decision to the Oregon Supreme Court. The Company recorded during the 1st quarter a liability totaling $1,579,125, and during the 2nd quarter, an additional $16,026 interest expense was recorded.

A summary of the litigation reserve is as follows:

	February 28, 2011	August 31, 2010

Litigation loss	$ 962,137	$ -
Litigation reserve	225,000	225,000
Interest	408,014	-
Total	$ 1,595,151	$ 225,000

b)

Lease Agreements

Greenwood formerly leased office premises pursuant to operating leases.  During September 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  Upon expiration of the lease on September 30, 2009, Greenwood co-located its operations in the building utilized by JCLC and MSI.  For the years ended August 31, 2010 and 2009 rental expense was $8,082 and $90,000, respectively. For the six months ended February 28, 2011 and 2010 rental expense was $Nil and $7,500 respectively.

JCLC formerly leased office premises pursuant to an operating lease which expired on January 4, 2010.  At that time, JCLC purchased the building it had formerly been leasing.  For the six months ended February 28, 2011 and 2010 rental expense was $Nil and $2,968 respectively.

c)

Line of Credit

At February 28, 2011 and August 31, 2010 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the six month periods ended February 28:

	2011		2010

Sales to unaffiliated customers:
Industrial wood products	$ 3,950,434		$ 4,565,359
Lawn, garden, pet and other	10,707,328		7,413,406
Seed processing and sales	2,353,401		2,220,267
Industrial tools and clamps	933,902		851,348
	$ 17,945,065		$ 15,050,380

Income (loss) before income taxes:
Industrial wood products	(243,156)		$ (95,197)
Lawn, garden, pet and other	983,154	*	1,051,915
Seed processing and sales	113,225		(419,188)
Industrial tools and clamps	40,824		(428)
Unallocated overhead	(55,654)		(50,000)
	838,393		$ 487,102

Identifiable assets:
Industrial wood products	$ 2,716,702		$ 2,213,207
Lawn, garden, pet and other	16,605,723		15,419,642
Seed processing and sales	848,392		1,089,132
Industrial tools and clamps	612,665		624,246
Unallocated overhead	74,347		82,146
	$ 20,857,829		$ 19,428,373

Depreciation and amortization:
Industrial wood products	$ 931		$ 1,608
Lawn, garden, pet and other	119,062		121,983
Seed processing and sales	9,871		6,985
Industrial tools and clamps	1,270		3,042
	$ 131,134		$ 133,618

Capital expenditures:
Industrial wood products	$ -		$ -
Lawn, garden, pet and other	1,590		175,166
Seed processing and sales	33,979		6,415
Industrial tools and clamps	-		-
	$ 35,569		$ 181,581

Interest expense:
Lawn, garden, pet and other	$ 16,023		$ -

*

For comparability purposes, this amount excludes one-time charges for litigation reserve ($962,137) and related interest ($408,014).

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28:

	2011	2010
Sales	$ 5,428,364	$ 2,052,800

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28:

	2011	2010

United States	$ 15,814,213	$ 12,360,584
Canada	1,381,387	1,549,819
Mexico	125,013	522,516
Europe	215,953	380,331
Asia/Pacific	346,843	237,130
Africa	34,381	-
South America	27,275	-

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2011 and 2010.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 28, 2011, three customers accounted for accounts receivable greater than 10% of total accounts receivable at a combined total of 62%. At February 28, 2010 two customers accounted for accounts receivable greater than 10% of total accounts receivable at 27%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2011, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $6,898,933. For the six months ended February 28, 2010 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,192,279.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2011

(Unaudited)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28 are summarized as follows:

	Three Month Periods Ended February 28		Six Month Periods Ended February 28

	2011	2010	2011	2010

Cash paid during the periods for:
Interest	$ -	$ -	$ -	$ -
Income taxes	$ 558,979	$ 488,119	$ 558,979	$ 488,119

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2011 and August 31, 2010 and its results of operations and cash flows for the six month periods ended February 28, 2011 and February 28, 2010 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2011 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2011 and February 28, 2010

For the three months ended February 28, 2011, sales increased $4,184,560 to $11,860,014 from $7,675,454 for the three months ended February 28, 2010.  This represents an increase of 54% and is primarily due to higher sales at JCLC.

Sales at Greenwood were $2,114,737 for the three months ended February 28, 2011, which was down slightly compared to sales of $2,145,594 for the three months ended February 28, 2010.  The boat manufacturing industry remained weak, which has resulted in lower demand for Greenwood’s industrial wood products, although the Company is developing new industry relationships in other industries. Operating loss before taxes at Greenwood was $89,245 for the three months ended February 28, 2011 compared to a net loss of $84,385 for the three months ended February 28, 2010.

Sales at JCLC were $7,809,322 for the three months ended February 28, 2011 compared to sales of $3,762,306 for the three months ended February 28, 2010. This represents and increase of $4,047,016, or 108%.   Operating income for the current quarter was $772,017, which was an increase of $360,693, or 88%, compared to operating income of $411,324 in the year-ago quarter.  The higher sales and income for the current quarter was due to the Company’s aggressive efforts to increase its market share of existing products with current customers. The operating results of JCLC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,437,472 for the three months ended February 28, 2011, which was an increase of $81,366 or 6% compared to sales of $1,356,106 for the three months ended February 28, 2010. Operating profit for the current quarter was $79,910, an increase of $17,592 from the operating income of $62,318 recorded by JCSC in the prior year’s quarter.

Sales at MSI were $498,483 for the three months ended February 28, 2011, which was an increase of $87,035, or 21%, compared to sales of $411,448 for the three months ended February 28, 2010. Operating income for the current quarter was $24,869 compared to a loss of ($18,751) for the prior year's quarter.

Gross margin for the three months ended February 28, 2011 was 17.9% compared to 23.0% for the three month period ended February 28, 2010.  The lower gross margin reflects higher material and transportation costs in the current quarter.

Operating expenses decreased by $39,029 to $1,370,482 for the three month period ended February 28, 2011 from $1,409,511 for the three month period ended February 28, 2010. Selling, General and Administrative Expenses decreased by $101,097 from $519,314 to $418,217. Wages and Employee Benefits increased by $69,233 to $886,508 from  $817,275, with the increase primarily attributable to higher sales commissions and bonuses related to the higher level of sales in the current quarter. Depreciation and Amortization decreased by $7,165 to $65,757 from $72,922.

Income tax expense for the three month period ended February 28, 2011 was $241,251 compared to $146,970 for the three month period ended February 28, 2010. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended February 28, 2011 was $496,949, or $0.25 per basic and diluted share, compared to net income for the period ended February 28, 2010 of $204,472 or $.09 per basic and diluted share. The net income per share was positively affected by the lower average number of common shares in the current quarter due to the Company's share repurchases during the 4th quarter of Fiscal 2010 and the 1st quarter of Fiscal 2011.

Six Months Ended February 28, 2011 and February 28, 2010

For the six months ended February 28, 2011, sales increased $2,894,685 to $17,945,065 from sales of $15,050,380 recorded in the six month period ended February 28, 2010.  The increase is primarily due to higher sales at JCLC.

Sales at Greenwood were $3,950,434 for the six months ended February 28, 2011, which was a decrease of $614,925, or 13%, compared to sales of $4,565,359 for the six months ended February 28, 2010.  Sales to boat manufacturers represented approximately 9% of Greenwood’s total sales for the six months ended February 28, 2011, and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships.  As a result, the operating loss before taxes at Greenwood was $239,836 for the six months ended February 28, 2011 compared to a net loss of $95,197 for the six months ended February 28, 2010.

Sales at JCLC were $10,707,329 for the six months ended February 28, 2011 compared to sales of $7,413,406 for the six months ended February 28, 2010. This represents an increase of $3,293,923, or 44%, as the Company managed to increase its market share of its existing products among its current customers. Operating income before income taxes was $948,644 compared to $1,051,915 in the six month period ended February 28, 2010. This represents a decrease of ($103,271), which was due to lower gross margins in the current period. The margins were negatively impacted by higher material and transportation costs. Historically, the operating results of JCLC are seasonal with the first two quarters of the fiscal year typically being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $2,353,401 for the six months ended February 28, 2011, which was an increase of $133,134, or 6%, compared to sales of $2,220,267 for the six months ended February 28, 2010. Grass seed demand remains weak due to  substantially lower new home construction rates in North America and reduced demand from golf courses.  Operating income for the current six month period was $127,330 compared to a net loss of $419,188 in the six month period ended February 28, 2010. The prior period’s results were negatively effected by a one-time $463,498 inventory write-down due to the significant decrease in market value which was recorded in November 2009.

Sales at MSI were $933,902 for the six months ended February 28, 2011, which was an increase of $82,554, or 10%, compared to sales of $851,348 for the six months ended February 28, 2010. Operating income for the current six month period was $53,546 compared to a net loss of $428 recorded in the six months ended February 28, 2010.

Gross margin for the six month period ended February 28, 2011 was 19.9% compared to gross margin of 22.4% for the six months ended February 28, 2010. The overall gross margin in the current six month period has been negatively impacted by higher material costs and higher transportation costs.

Operating expenses decreased by $153,627, or 5%, from $2,891,209 in the six month period ended February 28, 2010 to $2,737,582 for the current six month period ended February 28, 2011.  Selling, General and Administrative Expenses decreased by $161,628 from $1,060,029 to $898,401, and Wages and Employee Benefits rose slightly to $1,708,047 from $1,697,562. Depreciation and Amortization decreased by $2,484, to $131,134 from $133,618.

Income tax recovery for the current six month period ended February 28, 2011 was $182,372 compared to income tax expense of ($210,000) for the six month period ended February 28, 2010.

During the current six month period, the Company received an adverse decision in its legal proceedings Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al. A litigation reserve of $1,354,125 was taken in the first quarter while the Company appeals the decision to the Oregon Supreme Court.  The current period's income tax recovery was primarily due to the effect of the application of the combined litigation reserves and related interest expense against income, which was only partially offset by the higher income from operations. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Including the effects of the litigation reserve, net loss for the six month period ended February 28, 2011 was ($349,386), or ($0.16) per basic and diluted share, compared to next income of $277,102, or $0.12 per basic and diluted share for the six month period ended February 28, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2011, the Company had working capital of $14,640,923 compared to working capital of $17,336,242 as of August 31, 2010. This represents a decrease of $2,695,319, which was largely due to the Company increasing a Litigation Reserve, including interest, of $1,370,151 in the current six month period, as well as repurchasing and cancelling a total of 297,072 common shares at a cost of $2,450,844, all of which was funded from existing cash balances.  The largest differences in individual components of working capital during the period were a $3,976,613 decrease in cash and cash equivalents; a $2,062,853 increase in accounts receivable; a $353,377 increase in inventory; an increase of $104,470 in prepaid expenses; an increase of $567,112 in prepaid income taxes; an increase of $200,941 in taxes receivable; an increase of $711,126 in accounts payable; a decrease of $298,818 in accrued liabilities; and the litigation reserve of $1,595,151 which was established in the current period.

As of February 28, 2011, accounts receivable and inventory represented 69% of current assets and 60% of total assets.  For the three months ended February 28, 2011, the accounts receivable collection period or DSO was 45.1 compared to  38.8 for the three months ended February 28, 2010.  For the six months ended February 28, 2011, the DSO was 59.8 compared with 39.8 for the six months ended February 28, 2010. Inventory turnover for the three months ended February 28, 2011 was 61.8 days compared with 92.7 days for the three months ended February 28, 2010.  For the six month period February 28, 2011, inventory turnover was 81.1 days compared with 95.6 days for the six month period ended February 28, 2010.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $350,000 is presently dedicated to standby letters of credit to support international transactions.  At February 28, 2011, the Company had no borrowing balance leaving $4,650,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the 4th quarter of Fiscal 2010, the Company re-purchased and cancelled a total of 79,040 shares of its common stock at a total cost of $549,151, or an average share price of $6.95 per share. During the 1st quarter of Fiscal 2011, the Company repurchased and cancelled a total of 297,072 shares at a total cost of $2,450,844, which was an average share price of $8.25 per share.  As of April 13, 2011, the Company had not repurchased any shares under the repurchase program announced on January 13, 2011.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the TSX Exchange in Toronto, Ontario, Canada.  On NASDAQ the average daily trading volume for the six month period ended February 28, 2011 was approximately 5,300 shares.  Trading volume on the TSX Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the six months ended February 28, 2011, our top ten customers represented 56% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2011.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended February 28, 2011 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended February 28, 2011 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended February 28, 2011 covered by this report, there were no material weaknesses in our Internal Controls. No changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company is appealing the decision to the Oregon Supreme Court. The Company has recorded as a liability $1,595,151 as a Litigation Reserve which covers the full amount of the Court of Appeals ruling.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 13, 2011

/s/  "Donald M. Boone

Donald M. Boone, President/CEO/Director

April 13, 2011

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer