Form 10-Q
period 2011-05-31
JEWETT CAMERON TRADING CO LTD
filed 2011-07-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,918,957 common shares outstanding at July 13, 2011.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2011

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2011	August 31, 2010

ASSETS

Current assets
Cash and cash equivalents	$ 5,632,276	$ 8,710,314
Accounts receivable, net of allowance of $nil (August 31, 2010 - $17,593)	4,551,128	3,874,114
Inventory, net of allowance of $188,233 (August 31, 2010 - $221,200) (note 3)	6,877,356	6,265,782
Note receivable	41,500	41,500
Prepaid expenses	144,460	56,696
Prepaid income taxes	647,530	-

Total current assets	17,894,250	18,948,406

Property, plant and equipment, net (note 4)	1,838,829	1,926,031

Intangible assets, net (note 5)	529,506	585,714

Deferred income taxes (note 6)	195,000	198,582

Total assets	$ 20,457,585	$ 21,658,733

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2011	August 31, 2010

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 873,982	$ 465,165
Litigation reserve (note 12(a))	1,611,533	-
Accrued liabilities	1,032,533	1,138,866
Accrued income taxes	-	8,133

Total current liabilities	3,518,048	1,612,164

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,918,957 common shares (August 31, 2010 - 2,311,937)	1,810,952	2,181,814
Additional paid-in capital	600,804	600,804
Retained earnings	14,527,781	17,263,951

Total stockholders’ equity	16,939,537	20,046,569

Total liabilities and stockholders’ equity	$ 20,457,585	$ 21,658,733

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to May 31,		Nine Month Periods to May 31,

	2011	2010	2011	2010

SALES	$ 12,913,331	$ 12,487,415	$ 30,858,396	$ 27,537,794

COST OF SALES	10,483,142	9,612,612	24,856,594	21,285,607

GROSS PROFIT	2,430,189	2,874,803	6,001,802	6,252,187

OPERATING EXPENSES
Selling, general and administrative expenses	399,226	554,635	1,297,627	1,614,662
Depreciation and amortization	65,296	69,465	196,430	203,084
Wages and employee benefits	929,882	930,501	2,637,929	2,628,063
	1,394,404	1,554,601	4,131,986	4,445,809

Income from operations	1,035,785	1,320,202	1,869,816	1,806,378

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	(6,988)	4,500	(2,652)	1,008
Interest and other income	-	265	23	4,683
Interest expense (Note 12(a))	(16,333)	-	(424,344)	-
Litigation reserves (Note 12(a))	-	-	(962,137)	-
	(23,321)	4,765	(1,389,110)	5,691

Income before income taxes	1,012,464	1,324,967	480,706	1,812,069

Income taxes	408,140	528,000	225,768	738,000

Net income	$ 604,324	$ 796,967	$ 254,938	$ 1,074,069

Basic earnings per common share	$ 0.30	$ 0.33	$ 0.12	$ 0.45

Diluted earnings per common share	$ 0.30	$ 0.33	$ 0.12	$ 0.45

Weighted average number of common shares outstanding:
Basic	2,002,355	2,390,977	2,108,585	2,390,977
Diluted	2,002,355	2,390,977	2,108,585	2,390,977

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2007	2,384,792	$ 2,200,014	$ 600,804	$ 11,563,379	$ 14,364,197

Net income	-	-	-	2,610,134	2,610,134
Shares issued to ESOP	6,185	56,098	-	-	56,098
August 31, 2008	2,390,977	2,256,112	600,804	14,173,513	17,030,429

Net income	-	-	-	1,582,477	1,582,477
August 31, 2009	2,390,977	2,256,112	600,804	15,755,990	18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	2,181,814	600,804	17,263,951	20,046,569

Shares repurchased and cancelled (note 9)	(392,980)	(370,862)	-	(2,991,108)	(3,361,970)
Net income	-	-	-	254,938	254,938

May 31, 2011	1,918,957	$ 1,810,952	$ 600,804	$ 14,527,781	$ 16,939,537

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Periods Ended May 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 254,938	$1,074,069
Items not involving an outlay of cash:
Depreciation and amortization	196,430	203,084
Gain (loss) on sale of property, plant and equipment	2,652	(1,008)
Deferred income taxes	3,582	84,080
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(677,014)	(633,479)
(Increase) decrease in inventory	(611,574)	1,067,948
(Increase) decrease in prepaid expenses	(87,764)	(11,841)
(Decrease) increase in accounts payable and accrued liabilities	1,905,884	121,729
(Increase) decrease in prepaid income taxes	(647,530)	(101,640)
Decrease in taxes receivable	-	-
Net cash provided by operating activities	339,604	1,802,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(61,122)	(213,660)
Proceeds from sale of property, plant and equipment	5,450	4,500
Net cash (used in) investing activities	(55,672)	(209,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,361,970)	-
Net cash (used in) financing activities	(3,361,970)	-

Net increase (decrease) in cash and cash equivalents	(3,078,038)	1,593,782

Cash and cash equivalents, beginning of period	8,710,314	6,828,571

Cash and cash equivalents, end of period	$ 5,632,276	$ 8,422,353

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2011 and August 31, 2010 and its results of operations and cash flows for the three and nine month periods ended May 31, 2011 and May 31, 2010 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”).  Operating results for the three and nine month periods ended May 31, 2011 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2011.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with U.S. GAAP.

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

May 31, 2011

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At May 31, 2011, cash and cash equivalents were $5,632,276. At August 31, 2010, cash and cash equivalents were $8,710,314.

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

May 31, 2011

 (Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to our gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 81 months and 93 months, respectively. Intangibles are reviewed annually for impairment.

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

The Company does not have non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any statement of operations transactions in a foreign currency are translated at rates that approximate those in effect at the time of translation.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the periods presented are as follows:

	Three Month Periods Ended May 31,		Nine Month Periods Ended May 31,

	2011	2010	2011	2010

Net income	$ 604,324	$ 796,967	$ 254,938	$ 1,074,069

Basic weighted average number of common shares outstanding	2,002,355	2,390,977	2,108,585	2,390,977

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,002,355	2,390,977	2,108,585	2,390,977

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2011, and there were no options outstanding on May 31, 2011.

Financial instruments

The Company measures the fair value of financial assets and liabilities based on US GAAP guidance which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company classifies financial assets and liabilities as held-for-trading, available-for-sale, held-to-maturity, loans and receivables or other financial liabilities depending on their nature. Financial assets and financial liabilities are recognized at fair value on their initial recognition, except for those arising from certain related party transactions which are accounted for at the transferor’s carrying amount or exchange amount.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Financial assets and liabilities classified as held-for-trading are measured at fair value, with gains and losses recognized in net income (loss). Financial assets classified as held-to-maturity, loans and receivables, and financial liabilities other than those classified as held-for-trading are measured at amortized cost, using the effective interest method of amortization. Financial assets classified as available-for-sale are measured at fair value, with unrealized gains and losses being recognized as other comprehensive income (loss) until realized, or if an unrealized loss is considered other than temporary, the unrealized loss is recorded in income (loss).

The Company has classified its cash and cash equivalents as held for trading. Accounts receivable and note receivable are classified as loans and receivables, and accounts payable, litigation reserve and accrued liabilities are classified as other liabilities, which are measured at amortized cost.

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

Taxes Receivable - the carrying amount approximates fair value due to the short-term nature of the obligations.

Litigation Reserve - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2011 and August 31, 2010 are as follows:

	May 31, 2011		August 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$ 5,632,276	$ 5,632,276	$ 8,710,314	$ 8,710,314
Accounts receivable	4,551,128	4,551,128	3,874,114	3,874,114
Note receivable	41,500	41,500	41,500	41,500
Litigation reserve	1,611,533	1,611,533	-	-
Accounts payable and accrued liabilities	1,906,515	1,906,515	1,604,031	1,604,031

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$5,632,276	$5,632,276	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The implementation of this standard did not have a significant impact on our consolidated financial statements.

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2011	August 31, 2010

Wood products and metal products	$ 6,046,791	$ 5,656,361
Industrial tools	459,006	479,494
Agricultural seed products	371,559	129,927

	$ 6,877,356	$ 6,265,782

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2011	August 31, 2010

Office equipment	$ 479,363	$ 638,030
Warehouse equipment	1,263,198	1,321,884
Buildings	2,288,380	2,181,990
Land	615,213	635,381
	4,646,154	4,777,285

Accumulated depreciation	(2,807,325)	(2,851,254)

Net book value	$ 1,838,829	$ 1,926,031

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT(cont’d…)

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2011	August 31, 2010
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605

Accumulated amortization	(351,099)	(294,891)

Net book value	$ 529,506	$ 585,714

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of May 31, 2011 of $195,000 (August 31, 2010 - $198,582) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $5,000,000 line of credit as of May 31, 2011 or August 31, 2010.  $350,000 and $340,000, respectively, was dedicated to standby letters of credit, leaving the borrowing balances at $4,650,000 and $4,660,000.

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

May 31, 2011

 (Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as paid-in-capital in excess of stated value.

During the 3rd quarter of Fiscal 2011, the Company repurchased and cancelled a total of 95,908 shares of its common stock under a 10b5-1 share re-purchase plan. The total cost was $911,126 at an average share price of $9.50 per share. The premium paid to acquire these shares over their per share book value in the amount of $820,616 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of May 31, 2011 and August 31, 2010.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

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

	May 31, 2011	August 31, 2010

Shares owned by ESOP	225,039	349,456

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

May 31, 2011

 (Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

a)

Legal Claim (cont’d…)

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company is appealing the decision to the Oregon Supreme Court. The Company recorded during the 1st quarter a liability totaling $1,579,125, and during the 2nd and 3rd quarters, additional interest expense of $32,408 was recorded.

A summary of the litigation reserve is as follows:

	May 31, 2011	August 31, 2010

Litigation loss	$ 962,137	$ -
Litigation reserve	225,000	225,000
Interest	424,396	-
Total	$ 1,611,533	$ 225,000

b)

Lease Agreements

Greenwood formerly leased office premises pursuant to operating leases.  During September 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  Upon expiration of the lease on September 30, 2009, Greenwood co-located its operations in the building utilized by JCLC and MSI. For the nine months ended May 31, 2011 and 2010 rental expense was $Nil and $8,082 respectively.

JCLC formerly leased office premises pursuant to an operating lease which expired on January 4, 2010.  At that time, JCLC purchased the building it had formerly been leasing.  For the nine months ended May 31, 2011 and 2010 rental expense was $Nil and $4,275 respectively.

c)

Line of Credit

At May 31, 2011 and August 31, 2010 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the nine month periods ended May 31:

	2011		2010

Sales to unaffiliated customers:
Industrial wood products	$ 6,038,169		$ 6,455,924
Lawn, garden, pet and other	19,378,907		16,036,387
Seed processing and sales	3,974,494		3,601,377
Industrial tools and clamps	1,466,826		1,444,106
	$ 30,858,396		$ 27,537,794

Income (loss) before income taxes:
Industrial wood products	$ (359,134)		$ (304,376)
Lawn, garden, pet and other	2,031,644	*	2,444,299
Seed processing and sales	200,501		(281,401)
Industrial tools and clamps	77,694		28,649
Unallocated overhead	(83,466)		(75,102)
	$ 1,867,239		$ 1,812,069

Identifiable assets:
Industrial wood products	$ 2,046,179		$ 2,223,604
Lawn, garden, pet and other	16,997,153		18,054,979
Seed processing and sales	704,261		560,522
Industrial tools and clamps	668,139		724,279
Unallocated overhead	41,853		61,842
	$ 20,457,585		$ 21,625,226

Depreciation and amortization:
Industrial wood products	$ 1,335		$ 2,311
Lawn, garden, pet and other	178,013		186,618
Seed processing and sales	15,177		10,478
Industrial tools and clamps	1,905		3,677
	$ 196,430		$ 203,084

Capital expenditures:
Industrial wood products	$ -		$ -
Lawn, garden, pet and other	27,142		205,232
Seed processing and sales	33,980		6,415
Industrial tools and clamps	-		2,013
	$ 61,122		$ 213,660

Interest expense:
Lawn, garden, pet and other	$ 424,344		$ -

*

For comparability purposes, this amount excludes one-time charges for litigation reserve ($962,137) and related interest ($424,396).

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31:

	2011	2010
Sales	$ 9,797,366	$ 7,939,884

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31:

	2011	2010

United States	$ 27,300,354	$ 23,642,531
Canada	2,261,451	2,480,752
Mexico	351,728	645,496
Europe	394,502	366,915
Asia/Pacific	488,705	402,100
Africa	34,381	-
South America	27,275	-

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2011 and 2010.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2011, two customers accounted for accounts receivable greater than 10% of total accounts receivable at a combined total of 50%. At May 31, 2010 one customer accounted for accounts receivable greater than 10% of total accounts receivable at 26%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2011, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $12,180,611. For the nine months ended May 31, 2010 there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $7,019,636.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2011

 (Unaudited)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31 are summarized as follows:

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2011	2010	2010	2010

Cash paid during the periods for:
Interest	$ -	$ -	$ -	$ -
Income taxes	$ 300,400	$ 279,000	$ 859,379	$ 767,119

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2011 and August 31, 2010 and its results of operations and cash flows for the nine month periods ended May 31, 2011 and May 31, 2010 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2011 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2011 and May 31, 2010

For the three months ended May 31, 2011, sales increased by $425,916 to $12,913,331 from $12,487,415 for the three months ended May 31, 2010.  The increase is due to higher sales for JCLC.

Sales at Greenwood were $2,087,735 for the three months ended May 31, 2011 compared to sales of $1,890,565 for the three months ended May 31, 2010, which was a increase of $197,170 or 10%.  Demand from the boat manufacturing industry remains weak. The Company is developing new industry relationships in other industries which has helped overall demand for Greenwood’s industrial wood products. Operating loss before taxes at Greenwood was ($115,978) for the three months ended May 31, 2011, which was an improvement of $93,201 from the loss of ($209,179) recorded in the same period a year ago. This primarily reflects the effect of the higher level of sales during the period.

Sales at JCLC were $8,671,579 for the three months ended May 31, 2011, which was a slight increase of $48,598 compared to sales of $8,622,981 for the three months ended May 31, 2010. Operating income before taxes was $1,032,108, which was a decrease of ($360,276) compared to operating income before taxes of $1,392,384 in the year-ago quarter. The decline in operating income is attributable to higher raw material and transportation costs. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters.

Sales at JCSC were $1,621,093 for the three months ended May 31, 2011 compared to sales of $1,381,110 for the three months ended May 31, 2010, which was an increase of $239,983, or 17%. Operating income before taxes for the current quarter was $87,276 compared to income of $137,787 in the year-ago quarter. The decline in operating income was also directly attributable to higher costs.

Sales at MSI were $532,924 for the three months ended May 31, 2011 compared to sales of $592,758 for the three months ended May 31, 2010, a decrease of ($59,834), or 10%. Operating income before taxes was $36,870 compared to operating income before taxes of $29,077 for the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended May 31, 2011 was 18.8% compared to 23.0% for the three months ended May 31, 2010. The decline was due to increased raw material and transportation costs.

Operating expenses decreased by $160,197 to $1,394,404 for the three month period ended May 31, 2011 from $1,554,601 in the three month period ended May 31, 2010. Selling, General and Administrative Expenses decreased by $155,409 from $554,635 to $399,226 as management worked to control sales costs. Wages and Employee Benefits were flat, totaling $929,882 in the current quarter compared to $930,501 in the year-ago period. Depreciation and Amortization declined by $4,169 to $65,296 from $69,465.

Income tax expense for the three month period ended May 31, 2011 was $408,140 compared to $528,000 for the three month period ended May 31, 2010. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended May 31, 2011 was $604,324, or $0.30 per share, compared to net income of $796,967 or $0.33 per share for the three month period ended May 31, 2010.

Nine Months Ended May 31, 2011 and May 31, 2010

For the nine months ended May 31, 2011, sales increased $3,320,602, or 12%, to $30,858,396 from $27,537,794 for the nine months ended May 31, 2010. The increase primarily reflects higher sales at Jewett Cameron Lumber.

Sales at Greenwood were $6,038,169 for the nine months ended May 31, 2011, which was a decrease of $417,755, or 6.5%, compared to sales $6,455,924 for the nine months ended May 31, 2010. Sales to boat manufacturers represented approximately 16% of Greenwood’s total sales for the nine months ended May 31, 2011, and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships.  Greenwood reported an operating loss before taxes of ($359,134) compared to a loss of ($304,376) for the nine months ended May 31, 2010.

Sales at JCLC were $19,378,907 for the nine months ended May 31, 2011 compared to sales of $16,036,387 for the nine months ended May 31, 2010. This represents an increase of $3,342,520, or 20.8%, as the Company managed to increase its market share of its existing products among its current customers. Operating income before taxes and items decreased to $2,031,644 from $2,444,299 in the nine months ended May 31, 2010. The lower gross margins in the current period were negatively impacted by higher material and transportation costs. Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $3,974,494 for the nine months ended May 31, 2011 compared to sales of $3,601,377 for the nine months ended May 31, 2010, which was an increase of $373,117, or 10.4%. The increase is due to successful sales efforts of existing products to new customers, although grass seed demand remains weak due to substantially lower new home construction rates in North America and reduced demand from golf courses. Operating income before taxes for the current nine month period was $200,501, an increase of $481,902 compared to the loss of ($281,401) in the prior year’s nine month period. The prior period’s results were negatively affected by a one-time ($463,498) inventory write-down due to the significant decrease in market value which was recorded in November 2009. Excluding the inventory write-down, operating income before taxes between the two periods was relatively flat.

Sales at MSI were $1,466,826 for the nine months ended May 31, 2011 compared to sales of $1,444,106 for the nine months ended May 31, 2010, which was a increase of $22,720. Operating income before taxes for the current nine month period was $77,694 compared to income of $28,649 in the prior year’s nine month period.

Gross margin for the nine month period ended May 31, 2011 was 19.4% compared to 22.7% for the nine months ended May 31, 2010. The overall gross margin in the current nine month period has been negatively impacted by higher material costs and higher transportation costs.

Operating expenses for the current nine month period decreased by $313,823, or 7.1%, to $ 4,131,986 compared to expenses of $4,445,809 for the nine month period ended May 31, 2010. The decrease was largely due to a decline of $317,035 in Selling, General and Administrative expenses, which fell to $1,297,627 from $1,614,662 as management worked to control costs. Wages and Employee Benefits were relatively unchanged at $2,637,929 in the current nine month period compared to $2,628,063 in the prior nine month period. Depreciation and Amortization declined slightly to $196,430 compared to $203,084 in the nine month period ended May 31, 2010.

Income tax expense for the nine month period ended May 31, 2011 was $225,768 compared to $738,000 for the nine month period ended May 31, 2010.  The lower expense in the current nine month period was due to the adverse decision in its legal proceedings Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al. A litigation reserve of $1,354,125 was taken in the first quarter while the Company appeals the decision to the Oregon Supreme Court.  During the second quarter of the current fiscal year, the Company recorded an income tax recovery which has had the effect of lowering the overall income tax expense for the current nine month period. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Including the effects of the litigation reserve and related interest, net income for the nine month period ended May 31, 2011 was $254,938, or $0.12 per basic and diluted share, compared to net income of $1,074,069, or $0.45 per basic and diluted share for the nine month period ended May 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2011, the Company had working capital of $14,376,202 compared to working capital of $17,336,242 as of August 31, 2010. This represents a decrease of $2,960,040, which due to the Company increasing a Litigation Reserve, including interest, of $1,386,533 in the current nine month period, as well as repurchasing and cancelling a total of 392,980 common shares at a cost of $3,361,970, all of which was funded from existing cash balances.  The largest differences in individual components of working capital during the period were a $3,078,038 decrease in cash and cash equivalents; a $677,014 increase in accounts receivable; a $611,574 increase in inventory; an increase of $87,764 in prepaid expenses; an increase of $647,530 in prepaid income taxes; an increase of $408,817 in accounts payable; a decrease of $106,333 in accrued liabilities; and the litigation reserve of $1,611,533 which was established in the current period.

As of May 31, 2011, accounts receivable and inventory represented 63.9% of current assets and 55.9% of total assets.  For the three months ended May 31, 2011, the accounts receivable collection period or DSO was 32 compared to 31 for the three months ended May 31, 2010. For the nine months ended May 31, 2011 the DSO was 40 compared to 42 for the nine months ended May 31, 2010. Inventory turnover the three months ended May 31, 2011 was 59 days compared to 54 days for the three months ended May 31, 2010. For the nine month period ended May 31, 2011, inventory turnover was 72 days compared to 82 days for the nine month period ended May 31, 2010.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $350,000 is presently dedicated to standby letters of credit to support international transactions.  At May 31, 2011, the Company had no borrowing balance leaving $4,650,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the 4th quarter of Fiscal 2010, the Company re-purchased and cancelled a total of 79,040 shares of its common stock at a total cost of $549,151, or an average share price of $6.95 per share. During the 1st quarter of Fiscal 2011, the Company repurchased and cancelled a total of 297,072 shares at a total cost of $2,450,844, which was an average share price of $8.25 per share.  During the 3rd quarter of fiscal 2011 ended May 31, 2011, the Company repurchased and cancelled 95,908 additional common shares at a total cost of $911,126, which was an average price of $9.50 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the TSX Exchange in Toronto, Ontario, Canada.  On NASDAQ the average daily trading volume for the nine month period ended May 31, 2011 was approximately 4,900 shares.  Trading volume on the TSX Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the nine months ended May 31, 2011, our top ten customers represented 56% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2011.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  They are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  For the quarter ended May 31, 2011 the CEO and CFO have concluded that our disclosure controls and procedures were effective. For the quarter ended May 31, 2011 the CEO and CFO have also concluded that the disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

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

CONCLUSION

In accordance with SEC requirements, the CEO and CFO note that, as of the quarter ended May 31, 2011 covered by this report, there were no material weaknesses in our Internal Controls. No changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company is appealing the decision to the Oregon Supreme Court. The Company has recorded as a liability $1,611,533 as a Litigation Reserve and related interest which covers the full amount of the Court of Appeals ruling.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 13, 2011_

/s/ "Donald M. Boone"

Donald M. Boone, President/CEO/Director

July 13, 2011

/s/ "Murray G. Smith"

Murray G. Smith, Chief Financial Officer