Form 10-K
period 2011-08-31
JEWETT CAMERON TRADING CO LTD
filed 2011-11-14
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  AUGUST 31, 2011

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

[   ] Yes       [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   February 28, 2011 = $9,550,611

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 14, 2011: 1,908,457

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2011

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

These factors include, but are not limited to the fact that the Company is in a highly competitive business and may seek additional financing to expand its business, and are set forth in more detail elsewhere in this Annual Report, including in the sections, ITEM 1A, “Risk Factors”, and ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

Total Company sales were approximately $42.1 and $41.6 million during fiscal years ended August 31, 2011 and 2010, respectively.

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

The Company’s authorized capital includes 20,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of August 31, 2011 there were 1,908,457 common shares outstanding. As of November 14, 2011, there were 1,908,457 common shares outstanding. The Company's common shares are listed on the Toronto Stock Exchange in Canada with the symbol “JCT”.  The Company's common shares are also listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Narrative Description of Business

The Company’s operations are classified into four segments.  Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the footnotes to the financial statements.

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

During fiscal 2011 and 2010, sales to boat manufacturers represented approximately 15% and 11% respectively of total segment sales.  Likewise, Greenwood’s total sales for fiscal 2011 and 2010 were 20% and 22% respectively of total Company sales.

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

MSI’s product line was expanded in 2007 to include saw blades, digital calipers, and laser guides.  These newer products carry the Avenger Products brand label.

Customer Concentration

The top ten customers were responsible for 56% and 58% of total Company sales for the years ended August 31, 2011 and August 31, 2010 respectively.  Also, the Company’s single largest customer was responsible for 18% and 18% of total Company sales for the years ended August 31, 2011 and August 31, 2010 respectively.

Employees

As of August 31, 2011, the Company had 49 full-time employees.  By segment these employees were located as follows: Greenwood 4, JCLC 26, JCSC 13, and MSI 6.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the officers of the Company are employed by JCLC.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the Toronto Stock Exchange in Canada.  The average daily trading volume of our common stock was 4,192 shares on NASDAQ for the year ended August 31, 2011 and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2011 our top ten customers represented 56% of our total sales, and our single largest customer was responsible for 18% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico, and are primarily in the marine and retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million of which $350,000 is dedicated to standby letters of credit to support international transactions, and $4,650,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2011.  Based on this process we did not identify any material weaknesses.  Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company is appealing the decision to the Oregon Supreme Court. Arguments were heard on November 8, 2011, and a decision is forthcoming. In addition to the previously accrued litigation reserve of $225,000, the Company recorded a litigation loss of $962,137 and interest of $440,778 in fiscal 2011 ended August 31, 2011 related to the judgment.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/11	46,500	$ 9.25	$ 7.76	$ 8.70
Quarterly
8/31/11	135,200	$10.98	$ 8.68	$ 9.13
5/31/11	264,200	$10.79	$ 8.86	$10.50
2/28/11	204,800	$10.60	$ 8.77	$10.60
11/30/10	456,400	$ 9.88	$ 6.75	$ 9.35

8/31/10	212,400	$ 7.50	$ 6.52	$ 6.85
5/31/10	99,500	$ 8.30	$ 6.10	$ 7.00
2/28/10	58,300	$ 7.22	$ 5.95	$ 6.30
11/30/09	20,100	$ 7.00	$ 5.73	$ 6.65

Annually
8/31/11	1,060,600	$10.98	$ 6.75	$ 9.13
8/31/10	390,300	$ 8.30	$ 5.73	$ 6.85
8/31/09	239,700	$ 7.33	$ 4.00	$ 5.84
8/31/08	432,286	$10.48	$ 6.50	$ 7.34
8/31/07	2,821,036	$12.10	$ 6.21	$ 9.15

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

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Canadian Dollars)

Period Ended	Volume	High	Low	Last

Monthly
9/30/11	2,500	$ 8.75	$ 8.75	$ 8.75
Quarterly
8/31/11	6,700	$10.44	$ 8.50	$ 8.50
5/31/11	7,100	$11.00	$10.00	$10.45
2/28/11	5,000	$10.09	$ 8.74	$10.09
11/30/10	3,800	$ 9.31	$ 7.00	$ 9.05

8/31/10	1,100	$ 7.45	$ 6.95	$ 7.40
5/31/10	3,700	$ 7.53	$ 6.45	$ 7.29
2/28/10	3,600	$ 7.20	$ 6.45	$ 6.45
11/30/09	2,600	$ 7.22	$ 6.25	$ 7.05

Annually
8/31/11	22,600	$11.00	$ 7.00	$ 8.50
8/31/10	11,000	$ 7.53	$ 6.25	$ 7.40
8/31/09	9,500	$ 7.50	$ 4.00	$ 6.75
8/31/08	7,700	$ 9.39	$ 6.49	$ 7.50
8/31/07	65,357	$11.67	$ 7.00	$ 9.50

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On November 14, 2011 there were 1,908,457 of the Company’s common shares outstanding.

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

Recent Sales of Securities: Use of Proceeds from Securities

The Company has sold no securities in the last 3 fiscal years.

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2010 and 2011, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On May 25, 2010, the Company announced a share repurchase plan which commenced on June 1, 2010 and terminated on August 17, 2010. Under the Plan, the price paid for any shares was the prevailing market price at the time of the purchase up to a maximum of US$7.00 per share.  Other than transactions that may involve the Jewett-Cameron Trading Company Ltd. Employee Stock Ownership Plan, no shares were to be knowingly purchased from Jewett-Cameron insiders or their affiliates. A total of 79,040 common shares were repurchased under this Plan during the 4th quarter of fiscal 2010. Those shares were subsequently cancelled, which reduced the common shares issued and outstanding as of August 31, 2010 to 2,311,937. The average price per share paid was $6.95, and the total cost was $549,151.

On November 3, 2010, the Company announced a share repurchase plan which commenced on November 8, 2010 and terminated on November 30, 2010. 297,072 shares of its common stock were repurchased under the plan and subsequently cancelled.  The total cost was $2,450,844 at an average share price of $8.25 per share.

On January 13, 2011, the Company announced a share repurchase plan which commenced on January 24, 2011 and terminated on May 6, 2011. Under this plan, the Company repurchased and cancelled a total of 95,908 common shares, all of which were purchased from the Jewett Cameron Employee Stock Ownership Plan. The total cost of the shares acquired was $911,126 at an average share price of $9.50 per share.

On July 13, 2011, the Company announced the implementation of a new share repurchase plan. Under the new plan, the Company will repurchase and cancel up to 300,000 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ"). Transactions may involve the Jewett-Cameron Trading Company Employee Stock Ownership Plan, and may also involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000.

This share repurchase plan commenced on July 25, 2011 and terminated on October 21, 2011. The number of common shares repurchased under the plan is given in the following table.

Month	Number of Shares Repurchased (1)	Average Price Paid	Total Number of Shares Purchased	Maximum Number that may yet be purchased under the Plan
August 2011	10,500	$ 9.35	10,500	None
September 2011	30,000 *	$ 9.15	40,500	None
October 2011	20,000	$ 8.99	60,500	None

(1)  Shares were repurchased through the facilities of the NASDAQ Stock Market.

* 28,352 of these shares were purchased from the Jewett Cameron Employee Stock Ownership Plan at an average price of $9.15 per share.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2011 and fiscal 2010.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2011
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 6,085	$ 11,860	$ 12,913	$ 11,198	$ 42,056
Gross profit	1,446	2,126	2,430	2,124	8,126
Net income / (loss)	(846)	497	604	647	902
Basic earnings / (loss) per share	$ (0.37)	$ 0.25	$ 0.30	$ 0.34	$ 0.44
Diluted earnings / (loss) per share	$ (0.37)	$ 0.25	$ 0.30	$ 0.34	$ 0.44

For the Year Ended August 31, 2010
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,375	$ 7,675	$ 12,487	$ 14,035	$ 41,572
Gross profit	1,616	1,762	2,875	2,820	9,073
Net income	73	204	797	909	1,983
Basic earnings per share	$ 0.03	$ 0.09	$ 0.33	$ 0.38	$ 0.83
Diluted earnings per share	$ 0.03	$ 0.09	$ 0.33	$ 0.38	$ 0.83

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2011 and August 31, 2010

Sales totaled $42,056,470 in fiscal 2011 compared to sales of $41,572,336 in fiscal 2010, which was an increase of $484,134, or 1%.  Sales increased at both JCLC and JCSC due to our efforts to increase our market share, but were somewhat offset due to lower sales at Greenwood from continuing weak demand from boat manufactures and lower sales at MSI.

Gross margin for 2011 was 19.3% in fiscal 2011 compared to 21.8% in fiscal 2010. The gross margins for the current year were negatively affected by higher material and transportation costs. Operating expenses decreased by $523,355 from $5,813,468 in fiscal 2010 to $5,290,113 in fiscal 2011. The decline was primarily due to effective cost controls, particularly in Selling, General and Administrative, which fell to $1,680,428 from $2,162,812. Wages and Employee Benefits was declined slightly to $3,348,143 from $3,386,353 in fiscal 2010. Depreciation and Amortization was largely unchanged at $261,542 in fiscal 2011 compared to $264,303 in fiscal 2010.  Due to the higher cost of sales, Income from Operations fell to $2,836,248 from $3,259,102.

Income before income taxes was $1,430,703 in fiscal 2011 compared to $3,258,102 in fiscal 2010. The lower income in the current fiscal year was due to the adverse decision against the Company in its legal proceedings Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al. During the year, the Company recorded a litigation loss of $962,137 and interest expense related to the reserve of $440,778 while the Company appeals the decision to the Oregon Supreme Court. Income tax expense was $528,309 compared to $1,275,288 in the prior fiscal year. The lower expense for the current year was due to an income tax recovery recorded in the second quarter related to the Company's litigation reserve which had the effect of lowering the overall income tax expense for the current year. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for 2011 was $902,394, or $0.44 per basic and diluted share, compared to $1,982,814, or $0.83 per basic and diluted share, for 2010. The weighted number of shares outstanding was 2,060,587 in fiscal 2011 compared to 2,389,894 in fiscal 2010. The lower weighted number of shares for the current year was due to the repurchase and cancellation of 403,480 common shares by the Company during fiscal 2011.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2011 were $8,498,680 compared to sales of $9,037,087 in fiscal 2010, which was a decrease of $538,407, or 6%.  The year over year decline was largely due to continued weak demand for our products. Sales of plywood to boat manufacturers represented approximately 15% and 11% of Greenwood’s total sales during 2011 and 2010 respectively, and demand from these customers has been severely affected by weak economic conditions. Boat manufacturers continue to work down excess inventory accumulated over the several years, and until such point, we do not foresee an industry recovery. We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships. Greenwood had an operating loss of ($343,400) in fiscal 2011 compared to an operating loss of ($534,798) in 2010. The smaller operating loss reflects management's operating expense control at Greenwood, but the current depressed economic conditions continues to be a challenge for this segment.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $26,461,084 in fiscal 2011 compared to sales of $25,468,133 in fiscal 2010, which was an increase of $992,951, or 4%. The increase was primarily due to our ability to increase market share of existing products among current customers.  The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2011

$20.2

$6.3

$26.5

76%

24%

100%

2010

$19.5

$6.0

$25.5

76%

24%

100%

Operating income at JCLC for 2011 was $2,967,668 compared to operating income of $4,072,649 in 2010. Although sales in the segment increased by 4%, operating income decreased by 27% due to higher raw materials and transportation costs.

Seed Processing and Sales - JCSC

Sales at JCSC were $5,197,530 in fiscal 2011 compared to sales of $4,335,392 in fiscal 2010, which represents an increase of $862,138, or 20%. The increase is due to successful sales efforts of existing products to new customers. Higher cereal and livestock feed prices have caused a shift by some growers to grains, which have begun to have a positive effect on surpluses and wholesale prices. However, demand remains relatively weak, primarily from the new home construction and golf course industry in North America. Operating income at JCSC was $215,910 compared to an operating loss of ($316,513) in 2010. The fiscal 2010 results were negatively affected by a one-time ($463,498) inventory write-down due to the significant decrease in market value which was recorded in November 2009.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,899,176 in fiscal 2011 compared to sales of $2,731,725 in fiscal 2010, which was a decrease of $832,549 or 30%.  Operating income at MSI was $97,974 in fiscal 2011 compared to operating income of $129,640 in 2010, which was a decrease of $31,666 or 24%.  These decreases were due to weak economic conditions, primarily in the housing industry.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2011

As of August 31, 2011, the Company had working capital of $14,970,148 compared to working capital of $17,336,242 as of August 31, 2010, which represents a decrease of $2,366,094. The largest changes affecting working capital were a decrease in cash of ($1,936,187) which was primarily due to the expenditure of ($3,460,145) for the repurchase and cancellation of shares. Prepaid expenses increased $791,644, primarily due to an increase in prepayments made to contract manufacturers on inventory purchase orders. Prepaid income taxes also increased by $682,527. Current Liabilities increased to $3,089,026 as of August 31, 2011 from $1,612,164 as of August 31, 2010. The largest component of the increase was the Litigation Reserve of $1,627,915 related to the adverse decision against the Company in its legal proceedings. Accounts Payable increased by $54,100 and Accrued Liabilities fell by $197,020.  The ratio of current assets to current liabilities or current ratio as of August 31, 2011 was 5.85.

For the fiscal year ended August 31, 2011, the accounts receivable collection period or DSO was 34 days compared to 34 days for the year ended August 31, 2010. Inventory turnover for the year ended August 31, 2011 was 65 days compared to 74 days for the year ended August 31, 2010.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $350,000 is presently dedicated to standby letters of credit to support international transactions.  At August 31, 2011, the Company had no borrowing balance leaving $4,650,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of August 31, 2011 the one month LIBOR rate plus 200 basis points was 2.21% (0.21% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

Inflation

The Company does not believe that inflation had a material impact during fiscal 2011 or 2010.  Typically the Company passes price increases on to the customer.

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

During the year ended August 31, 2011, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have and is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition—Milestone Method" which provides guidance on applying the milestone method of revenue recognition for milestone payments for achieving specific performance measures when those payments are related to uncertain future events. The guidance is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which provides guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of this new guidance in the first quarter of 2012 will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" which provides guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2011, and the Company does not use derivative instruments for trading purposes.

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

Audited Financial Statements: fiscal 2011 and 2010

Report of Independent Registered Accounting Firm dated November 14, 2011

Consolidated Balance Sheets

Balance Sheets at 8/31/2011 and 8/31/2010

Consolidated Statements of Operations

  For the years ended 8/31/2011 and 8/31/2010

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2011 and 8/31/2010

Consolidated Statements of Cash Flows

  For the years ended 8/31/2011 and 8/31/2010

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 14, 2011

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Jewett-Cameron Trading Company Ltd. and Subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

November 14, 2011

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$ 6,774,127	$ 8,710,314
Accounts receivable, net of allowance of $0 (August 31, 2010 - $17,593)	3,897,086	3,874,114
Inventory, net of allowance of $204,860 (August 31, 2010 - $221,200) (note 3)	5,815,593	6,265,782
Note receivable	41,500	41,500
Prepaid expenses	848,341	56,696
Prepaid income taxes	682,527	-

Total current assets	18,059,174	18,948,406

Property, plant and equipment, net (note 4)	1,850,037	1,926,031
Intangible assets, net (note 5)	510,771	585,714

Deferred income taxes (note 6)	157,862	198,582

Total assets	$ 20,577,844	$ 21,658,733

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2011	2010

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 519,265	$ 465,165
Litigation reserve (Note 13(a))	1,627,915	-
Accrued liabilities	941,846	1,138,866
Accrued income taxes	-	8,133

Total current liabilities	3,089,026	1,612,164

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,908,457 common shares (August 31, 2010 - 2,311,937)	1,801,043	2,181,814
Additional paid-in capital	600,804	600,804
Retained earnings	15,086,971	17,263,951

Total stockholders’ equity	17,488,818	20,046,569

Total liabilities and stockholders’ equity	$ 20,577,844	$ 21,658,733

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2011	2010

SALES	$ 42,056,470	$ 41,572,336

COST OF SALES	33,930,109	32,499,766

GROSS PROFIT	8,126,361	9,072,570

OPERATING EXPENSES
Selling, general and administrative	1,680,428	2,162,812
Depreciation and amortization	261,542	264,303
Wages and employee benefits	3,348,143	3,386,353
	5,290,113	5,813,468

Income from operations	2,836,248	3,259,102

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	(2,652)	3,008
Interest and other income (loss)	(30)	12,223
Interest expense	(440,726)	(16,231)
Litigation loss (note 13(a))	(962,137)	-
	(1,405,545)	(1,000)

Income before income taxes	1,430,703	3,258,102

Income taxes (note 6)
Current	487,589	1,212,090
Deferred	40,720	63,198

Net income for the year	$ 902,394	$ 1,982,814

Basic earnings per common share	$ 0.44	$ 0.83

Diluted earnings per common share	$ 0.44	$ 0.83

Weighted average number of common shares outstanding:
Basic	2,060,587	2,389,894
Diluted	2,060,587	2,389,894

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	2,181,814	600,804	17,263,951	20,046,569

Shares repurchased and cancelled (note 9)	(403,480)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	1,908,457	$ 1,801,043	$ 600,804	$ 15,086,971	$ 17,488,818

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 902,394	$ 1,982,814
Items not affecting cash:
Depreciation and amortization	261,542	264,303
Gain (loss) on sale of property, plant and equipment	2,652	(3,008)
Deferred income taxes	40,720	63,198

Changes in non-cash working capital items:
Increase in accounts receivable	(22,972)	(270,198)
Decrease in inventory	450,189	689,029
(Increase) decrease in prepaid expenses	(791,645)	104,113
Increase in prepaid income taxes	(682,527)	-
Increase (decrease) in accounts payable and accrued liabilities	1,484,995	(212,491)
Increase (decrease) in accrued income taxes	(8,133)	51,938

Net cash provided by operating activities	1,637,215	2,669,698

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	5,450	6,500
Purchase of property, plant and equipment	(118,707)	(245,380)

Net cash used in investing activities	(113,257)	(238,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,460,145)	(549,075)

Net cash used in financing activities	(3,460,145)	(549,075)

Net increase / (decrease) in cash and cash equivalents	(1,936,187)	1,881,743

Cash and cash equivalents, beginning of year	8,710,314	6,828,571

Cash and cash equivalents, end of year	$ 6,774,127	$ 8,710,314

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

1.

NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. was incorporated in British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), incorporated September 1953.  Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary.  JCLC has the following wholly owned subsidiaries:  MSI-PRO Co. (“MSI”), incorporated April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, and Greenwood Products, Inc. (“Greenwood”), incorporated February 2002.  Jewett-Cameron Trading Company, Ltd. and its subsidiaries (the “Company”) have no significant assets in Canada.

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

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At August 31, 2011, cash and cash equivalents were $6,774,127 compared to $8,710,314 at August 31, 2010.

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

Inventory

Inventory, which consists primarily of finished goods, is recorded at the lower of cost, based on the average cost method, and market.  Market is defined as net realizable value. An allowance for potential non-saleable inventory due to excess stock or obsolescence is based upon a review of inventory components.

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	5-7 years
Warehouse equipment	2-10 years
Buildings	5-30 years

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 78 months and 90 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2011 and 2010 are as follows:

	2011	2010

Net income	$ 902,394	$ 1,982,814

Basic weighted average number of common shares outstanding	2,060,587	2,389,894

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,060,587	2,389,894

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the year ended August 31, 2011, and there were no options outstanding on August 31, 2011.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash and cash equivalents - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2011 and 2010 follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$6,774,127	$6,774,127	$8,710,314	$8,710,314
Accounts receivable	3,897,086	3,897,086	3,874,114	3,874,114
Note receivable	41,500	41,500	41,500	41,500
Accounts payable and accrued liabilities	1,461,111	1,461,111	1,604,031	1,604,031

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,774,127	$6,774,127	$—	$—

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

.

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood products and specialty metal products and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed and products sold and collection of the amounts is reasonably assured.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the classifications used in the current period.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have and is not expected to have a material impact on the Company’s financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition—Milestone Method" which provides guidance on applying the milestone method of revenue recognition for milestone payments for achieving specific performance measures when those payments are related to uncertain future events. The guidance is effective on a prospective basis to milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which provides guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of this new guidance in the first quarter of 2012 will have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" which provides guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

3.

INVENTORY

A summary of inventory as of August 31, 2011 and 2010 follows:

	2011	2010

Wood products and metal products	$ 4,926,121	$ 5,656,361
Industrial tools	456,523	479,494
Agricultural seed products	432,949	129,927

	$ 5,815,593	$ 6,265,782

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2011 and 2010 follows:

	2011	2010

Office equipment	$ 612,709	$ 638,030
Warehouse equipment	1,136,002	1,321,884
Buildings	2,339,815	2,181,990
Land	615,213	635,381
	4,703,739	4,777,285

Accumulated depreciation	(2,853,702)	(2,851,254)

Net book value	$ 1,850,037	$ 1,926,031

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2011 and 2010 follows:

	2011	2010
Patent	$ 850,000	$ 850,000
Other	30,605	30,605
	880,605	880,605
Accumulated amortization	(369,834)	(294,891)

Net book value	$ 510,771	$ 585,714

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2011	2010

Computed tax at the federal statutory rate	$ 429,518	$ 1,028,104
State taxes, net of federal benefit	40,164	158,207
Depreciation	18,456	(7,964)
Inventory reserve	15,365	76,597
Other	24,806	20,344

Provision for income taxes	$ 528,309	$ 1,275,288

Current income taxes	$ 487,589	$ 1,212,090
Deferred income taxes	40,720	63,198
	$ 528,309	$ 1,275,288

Deferred income tax assets as of August 31, 2011 of $157,862 (August 31, 2010 - $198,582) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2011	2010

Deferred tax assets:
Allowance for inventory	$ 140,202	$ 155,567
Allowance for bad debts	-	6,899
Difference between book and tax depreciation	17,660	36,116

Total deferred tax assets	157,862	198,582
Valuation allowance	-	-

Net deferred tax assets	$ 157,862	$ 198,582

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of August 31, 2011 or August 31, 2010.

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

During the 4th quarter of Fiscal 2011, the Company repurchased and cancelled a total of 10,500 shares of its common stock under a 10b5-1 share re-purchase plan. The total cost was $98,175 at an average share price of $9.35 per share. The premium paid to acquire these shares over their per share book value in the amount of $88,266 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of the years ended August 31, 2011 and August 31, 2010.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, or voting control of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company records compensation expense based on the market price of the Company shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $141,518 and $146,677 for the fiscal years ended August 31, 2011 and 2010, respectively, and is included in wages and employee benefits.  The ESOP shares as of August 31 were as follows:

	2011	2010

Shares owned by ESOP	224,939	349,456

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  For the years ended August 31, 2011 and 2010 the 401(k) compensation expense was $53,432 and $75,366, respectively.  In 2009, the Company contributed 3% of the first $100,000 of eligible compensation.  In 2010, the plan was amended to allow for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.

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

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company is appealing the decision to the Oregon Supreme Court. Arguments were heard on November 8, 2011, and a decision is forthcoming. During the 1st quarter of fiscal 2011, the Company recorded a litigation loss of $962,137 and interest of $391,988 in addition to the existing litigation reserve of $225,000. Additional interest of $48,790 was recorded during the remainder of the fiscal year.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	August 31, 2011	August 31, 2010

Litigation loss	$ 962,137	$ -
Litigation reserve	225,000	225,000
Interest	440,778	-
Total	$ 1,627,915	$ 225,000	*

*

As of August 31, 2010, this amount is included in accrued liabilities.

b)

Greenwood formerly leased office premises pursuant to operating leases.  During September 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  Upon expiration of the lease on September 30, 2009, Greenwood co-located its operations in the building utilized by JCLC and MSI.  For the years ended August 31, 2011 and 2010 rental expense was $Nil and $8,082, respectively.

JCLC formerly leased office premises pursuant to an operating lease which expired on January 4, 2010.  At that time, JCLC purchased the building it had formerly been leasing.  For the years ended August 31, 2011 and 2010 rental expense was $Nil and $4,275, respectively.

c)

At August 31, 2011 and August 31, 2010 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the years ended August 31:

	2011	2010

Sales to unaffiliated customers:
Industrial wood products	$ 8,498,680	$ 9,037,087
Lawn, garden, pet and other	26,461,084	25,468,133
Seed processing and sales	5,197,530	4,335,392
Industrial tools and clamps	1,899,176	2,731,724
	$ 42,056,470	$ 41,572,336

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

Income (loss) before income taxes:
Industrial wood products	$ (350,378)		$ (551,713)
Lawn, garden, pet and other	2,882,208	*	4,001,621
Seed processing and sales	180,527		(353,174)
Industrial tools and clamps	73,218		103,243
Unallocated overhead	48,043		58,125
	$ 2,833,618		$ 3,258,102

Identifiable assets:
Industrial wood products	$ 2,814,024		$ 2,974,842
Lawn, garden, pet and other	16,265,811		17,635,898
Seed processing and sales	917,012		425,348
Industrial tools and clamps	586,897		608,520
Unallocated overhead	(5,900)		14,125
	$ 20,577,844		$ 21,658,733

Depreciation and amortization:
Industrial wood products	$ 1,737		$ 3,014
Lawn, garden, pet and other	236,484		242,588
Seed processing and sales	20,378		14,255
Industrial tools and clamps	2,943		4,446
	$ 261,542		$ 264,303

Capital expenditures:
Industrial wood products	$ -		$ -
Lawn, garden, pet and other	82,932		215,604
Seed processing and sales	35,775		27,763
Industrial tools and clamps	-		2,013
	118,707		$ 245,380

Interest expense:
Industrial wood products	$ -		$ 16,231
Lawn, garden, pet and other	440,726		-
Seed processing and sales	-		-
Industrial tools and clamps	-		-
	$ 440,726		$ 16,231

*

For comparability purposes, this amount excludes one-time charges for litigation reserve ($962,137) and related interest ($440,778).

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31.

	2011	2010

Sales	$ 14,578,000	$ 12,016,257

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2011	2010

United States	$ 37,275,697	$ 36,161,640
Canada	2,735,212	3,164,559
Mexico/Latin America	1,002,259	994,152
Europe	481,388	454,237
Asia/Pacific	527,533	797,748
Africa	34,381	-

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2011 and 2010.

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2011, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 57%. At August 31, 2010, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 48%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2011, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,523,308. For the fiscal year ended August 31, 2010, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $14,128,458.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2011 and 2010 are summarized as follows:

	2011	2010

Cash paid during the year for:
Interest	$ -	$ 16,231
Income taxes	$ 1,159,779	$ 1,172,119

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2011 and 2010 and for the years then ended is included on Page 18 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule II for the years ended August 31, 2011 and 2010 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2011 and 2010, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

November 14, 2011

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2011

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2010

Allowance deducted from related Balance sheet account:
Inventory	$ 313,000	$ -	$ -	$ (91,800)	$ 221,200

Deferred tax valuation account	$ -	$ -	$ -	$ -	-

August 31, 2011

Allowance deducted from related Balance sheet account:
Inventory	$ 221,200	$ -	$ -	$ (16,340)	$ 204,860

Deferred tax valuation account	$ -	$ -	$ -	$ -	$ -

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2011.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Table No. 4 lists as of November 14, 2011 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4

Directors

Name	Age	Date First Elected Or Appointed
Donald M. Boone (2)	71	July 1987
Ted A. Sharp (1) (2)	63	September 2004
Jeffrey G. Wade (1) (2)	70	March 2007
Ralph E. Lodewick (1) (2)	76	February 2008

(1)

Member of Audit Committee.

(2)

Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of November 14, 2011, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the board of directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company, with the exception of the CFO who spends 50% of his time on the affairs of the Company.

Table No. 5

Executive Officers

Name	Position	Age	Date of Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	71	July 1987
Murray G. Smith	Chief Financial Officer	40	September 2009
Michael C. Nasser	Corporate Secretary	65	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over 43 years of management experience and has been Chief Executive Officer of the Company since its beginning in 1987. Before this he worked for companies including Sunrise Forest Products, Oregon Pacific Industries, and Tektronix.

Murray G. Smith is a licensed CPA with over 19 years of accounting and finance leadership experience.  Prior to joining Jewett-Cameron as Chief Financial Officer, he led the Company’s Sarbanes-Oxley compliance program the past two years.  Previous employers have included Intel, Arthur Andersen, & Teledyne, and he currently serves as Chief Financial Officer of Paulson Capital Corporation, an investment company whose common shares are traded on NASDAQ.  Mr. Smith is a graduate of the University of Washington.

Michael C. Nasser has over 38 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Ted A. Sharp is Chairman of the Company’s Audit Committee.  He has been a Certified Public Accountant since 1978 and since 2002 has been Controller for Cherry City Electric in Salem, Oregon. Previously he was Chief Financial Officer of Cord Communications, and before that he worked for companies including Westower Communications.  Mr. Sharp is a graduate of the University of Oregon.

Jeffrey G. Wade has approximately 38 years of business experience holding a variety of positions.  These have included Finance Director – International Operations for Novell, Chief Financial Officer of Univel, and Group Controller – International Operations for Tektronix.  Mr. Wade has an MBA from Northeastern University, and his undergraduate degree is from Willamette University.

Ralph E. Lodewick has an extensive business and governance background covering over 42 years.  Employers have included Tektronix, and he has owned businesses involved in art and music.  He has served on the board of directors of City Arts and the Mt. Hood Festival of Jazz.  Also, he has been a board member and board president of the Jazz Society of Oregon and the Multnomah Arts Center Association.

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

The audit committee met five times in Fiscal 2009, and three times in Fiscal 2010, and three times in Fiscal 2011.

Compliance with Section 16(a) of the Exchange Act.

In September 2011, it was determined that a Form 5 for Donald Boone had not been filed for the fiscal year ended August 31, 2010. During the year, Mr. Boone had gifted a total of 3,800 common shares. The required Form 5 was filed late on September 19, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2011, 2010 and 2009 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer
	2011	$36,000	$ -	$ -	$ -	$ -	$ -	$ 3,960
	2010	$36,000	$ -	$ -	$ -	$ -	$ -	$ 2,841
	2009	$36,000	$ -	$ -	$ -	$ -	$ -	$ 3,600

Michael Nasser, Corporate Secretary
	2011	$177,000	$60,000	$ -	$ -	$ -	$ -	$ 9,400
	2010	$177,000	$40,000	$ -	$ -	$ -	$ -	$ 7,141
	2009	$177,000	$60,885	$ -	$ -	$ -	$ -	$ 10,000

Murray Smith, Chief Financial Officer
	2011	$87,000	$ -	$ -	$ -	$ -	$ -	$ 6,090
	2010	$87,000	$ -	$ -	$ -	$ -	$ -	$ 6,213

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

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2011 to provide pension, retirement or similar benefits for directors or executive officers.

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

No options were granted during Fiscal 2009, Fiscal 2010 or Fiscal 2011, and as of August 31, 2011 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan.  In 2009, the Company contributed 3% of the first $100,000 of eligible compensation to the 401(k) plan.  In 2010, the 401(k) plan was amended to allow for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.  For the years ended August 31, 2011 and 2010 the 401(k) compensation expense was $53,432 and $75,366, respectively.  The contributions for Donald Boone were $1,440 and $270 for the fiscal years ended August 31, 2011 and 2010 respectively.  The contributions for Michael Nasser were $2,400 and $0 for the fiscal years ended August 31, 2011 and 2010 respectively.  The contributions for Murray Smith were $0 and $0 for the fiscal years ended August 31, 2011 and 2010, respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31st of each year and who have at least one thousand hours with the company in the twelve months preceding that date. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company records compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $141,518 and $146,677 for the fiscal years ended August 31, 2011 and 2010 respectively.  The ESOP shares allocated as of August 31, 2011 and 2010 were 0 and 0 respectively.  The contributions for Donald Boone were $2,520 and $2,571 for the fiscal years ended August 31, 2011 and 2010 respectively.  The contributions for Michael Nasser were $7,000 and $7,141 for the fiscal years ended August 31, 2011 and 2010 respectively.  The contributions for Murray Smith were $6,090 and $6,213 for the fiscal years ended August 31, 2011 and 2010, respectively.  There are no un-funded liabilities.

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

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2011 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during Fiscal 2011 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2011 the following cash payments were paid to directors to compensate them for board meetings attended:  Ted Sharp $3,700, Jeff Wade $2,400 and Ralph Lodewick $3,700.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2011 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2011 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2011 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 14, 2011.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

Class	Name and Address of of Beneficial Owner	Amount of Beneficial and Voting Ownership	Percent of Class (1)

Common	Donald M. Boone (2) 12615 S.W. Parkway Portland, Oregon 97225	545,481	28.6%

Common	Michael C. Nasser (3) 3150 S.W. 72nd Avenue Portland, Oregon 97225	227,184	11.9%

Common	Murray G. Smith (4) 13318 Hidden Bay Court Lake Oswego, Oregon 97035	0	Nil

Common	Jewett-Cameron ESOP and Trust (5) 32275 N.W. Hillcrest North Plains, Oregon 97133	224,939	11.8%

Total directors, executive officers, and 5% shareholders		997,604	52.3%

(1)

Based on 1,908,457 shares outstanding as of November 14, 2011.

(2)

In addition to what is shown in this table Mr. Boone also owned 15,076 shares through his participation in the Company’s ESOP.

(3)

In addition to what is shown in this table Mr. Nasser also owned 46,569 shares through his participation in the Company’s ESOP.

(4)

Mr. Smith owns 364 shares through his participation in the Company's ESOP

(5)

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP to the Company were:

	Fiscal Year
Principal Accountant Fees and Services	2011	2010

Audit fees	$ 90,000	$ 122,000
Tax fees	1,000	3,500
All other fees (1)	24,750	24,750

Total	$ 115,750	$ 150,250

(1)  FY2011:

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 14 , 2011	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14 , 2011	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Dated: November 14 , 2011	By: /s/ "Murray G. Smith" Murray G. Smith, Chief Financial Officer

Dated: November 14 , 2011	By: /s/ "Michael C. Nasser" Michael C. Nasser, Corporate Secretary

Dated: November 14 , 2011	By: /s/ "Ted A. Sharp" Ted A. Sharp, Director

Dated: November 14 , 2011	By: /s/ "Jeffrey G. Wade" Jeffrey G. Wade, Director

Dated: November 14 , 2011	By: /s/ "Ralph E. Lodewick" Ralph E. Lodewick, Director