Form 10-Q
period 2011-11-30
JEWETT CAMERON TRADING CO LTD
filed 2012-01-17
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,858,457 common shares as of January 6, 2012.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2011

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2011	August 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$ 5,386,500	$ 6,774,127
Accounts receivable, net of allowance of $2,467 (August 31, 2011 - $Nil)	2,852,490	3,897,086
Inventory, net of allowance of $199,568 (August 31, 2011 - $204,860) (note 3)	8,492,934	5,815,593
Note receivable	41,500	41,500
Prepaid expenses	848,824	848,341
Prepaid income taxes	600,580	682,527

Total current assets	18,222,828	18,059,174

Property, plant and equipment, net (note 4)	1,820,389	1,850,037

Intangible assets, net (note 5)	496,584	510,771

Deferred income taxes (note 6)	157,110	157,862

Total assets	$ 20,696,911	$ 20,577,844

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2011	August 31, 2011

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,326,832	$ 519,265
Litigation reserve (note 12(a))	1,644,119	1,627,915
Accrued liabilities	627,229	941,846

Total current liabilities	3,598,180	3,089,026

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,858,457 common shares (August 31, 2011 - 1,908,457)	1,753,857	1,801,043
Additional paid-in capital	600,804	600,804
Retained earnings	14,744,070	15,086,971

Total stockholders’ equity	17,098,731	17,488,818

Total liabilities and stockholders’ equity	$ 20,696,911	$ 20,577,844

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2011	2010

SALES	$ 7,240,610	$ 6,085,051

COST OF SALES	5,774,415	4,639,257

GROSS PROFIT	1,466,195	1,445,794

OPERATING EXPENSES
Selling, general and administrative expenses	428,348	480,184
Depreciation and amortization	61,198	65,377
Wages and employee benefits	813,713	821,539

	1,303,259	1,367,100

Income from operations	162,936	78,694

OTHER ITEMS
Gain on sale of property, plant and equipment	-	5,450
Interest and other income	-	23
Interest expense (note 12(a))	(16,204)	(391,988)
Litigation reserves (note 12(a))	-	(962,137)
	(16,204)	(1,348,652)

Income (loss) before income taxes	146,732	(1,269,958)

Income tax (expense) recovery	(82,699)	423,623

Net income (loss)	$ 64,033	$ (846,335)

Basic earnings (loss) per common share	$ 0.03	$ (0.37)

Diluted earnings (loss) per common share	$ 0.03	$ (0.37)

Weighted average number of common shares outstanding:
Basic	1,900,215	2,308,672
Diluted	1,900,215	2,308,672

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	2,181,814	600,804	17,263,951	20,046,569

Shares repurchased and cancelled (note 9)	(403,480)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	1,908,457	1,801,043	600,804	15,086,971	17,488,818

Shares repurchased and cancelled (note 9)	(50,000)	(47,186)	-	(406,934)	(454,120)
Net income	-	-	-	64,033	64,033

November 30, 2011	1,858,457	$ 1,753,857	$ 600,804	$ 14,744,070	$ 17,098,731

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 64,033	$ (846,335)
Items not involving an outlay of cash:
Depreciation and amortization	61,198	65,377
Gain on sale of property, plant and equipment	-	(5,450)
Deferred income taxes	752	(594)

Changes in non-cash working capital items:
Decrease in accounts receivable	1,044,596	2,114,056
(Increase) in inventory	(2,677,341)	(486,814)
(Increase) in prepaid expenses	(483)	(87,584)
Increase in accounts payable and accrued liabilities	509,154	1,099,752
Increase (decrease) in accrued income taxes	81,947	(423,029)

Net cash provided (used) by operating activities	(916,144)	1,429,379

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(12,813)	(33,980)
Purchase of intangible assets and other	(4,550)	-
Proceeds from sale of property, plant and equipment	-	5,450

Net cash used in investing activities	(17,363)	(28,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(454,120)	(2,450,844)

Net cash used in financing activities	(454,120)	(2,450,844)

Net (decrease) in cash and cash equivalents	(1,387,627)	(1,049,995)

Cash and cash equivalents, beginning of period	6,774,127	8,710,314

Cash and cash equivalents, end of period	$ 5,386,500	$ 7,660,319

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2011 and August 31, 2011 and its results of operations and cash flows for the three month periods ended November 30, 2011 and November 30, 2010 in accordance with U.S. GAAP.  Operating results for the three month periods ended November 30, 2011 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2012.

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

November 30, 2011

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At November 30, 2011, cash and cash equivalents were $5,386,500 compared to $6,774,127 at August 31, 2011.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 75 months and 87 months, respectively, and are reviewed annually for impairment.

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

November 30, 2011

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

The earnings per share data for the three months ended November 30, 2011 and November 30, 2010 are as follows:

	2011	2010

Net income (loss)	$ 64,033	$ (846,335)

Basic weighted average number of common shares outstanding	1,900,215	2,308,672

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	1,900,215	2,308,672

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the quarter ended November 30, 2011, and there were no options outstanding on November 30, 2011.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2011 and August 31, 2011 follows:

	November 30, 2011		August 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$5,386,500	$5,386,500	$6,774,127	$6,774,127
Accounts receivable	2,852,490	2,852,490	3,897,086	3,897,086
Note receivable	41,500	41,500	41,500	41,500
Accounts payable and accrued liabilities	1,954,061	1,954,061	1,461,111	1,461,111

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$5,386,500	$5,386,500	$—	$—

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

November 30, 2011

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2011	August 31, 2011

Wood products and metal products	$ 7,816,726	$ 4,926,121
Industrial tools	445,887	456,523
Agricultural seed products	230,321	432,949

	$ 8,492,934	$ 5,815,593

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2011	August 31, 2011

Office equipment	$ 625,522	$ 612,709
Warehouse equipment	1,136,002	1,136,002
Buildings	2,339,815	2,339,815
Land	615,213	615,213
	4,716,552	4,703,739

Accumulated depreciation	(2,896,163)	(2,853,702)

Net book value	$ 1,820,389	$ 1,850,037

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2011	August 31, 2011
Patent	$ 850,000	$ 850,000
Other	35,155	30,605
	885,155	880,605

Accumulated amortization	(388,571)	(369,834)

Net book value	$ 496,584	$ 510,771

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

(Unaudited)

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of November 30, 2011 of $157,110 (August 31, 2011 - $157,862) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of November 30, 2011 or August 31, 2011.

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

During the 1st quarter of fiscal 2012 ended November 30, 2011, the Company repurchased and cancelled a total of 50,000 shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $454,120 at an average share price of $9.08 per share. The premium paid to acquire these shares over their per share book value in the amount of $406,934 was recorded as a decrease to retained earnings.

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

November 30, 2011

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

The Company had no stock options outstanding as of the November 30, 2011 and August 31, 2011.

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP grants to participants in the plan certain ownership rights in, but not possession of, or voting control of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company records compensation expense based on the market price of the Company's shares when they are allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  ESOP compensation expense was $141,518 and $146,677 for the fiscal years ended August 31, 2011 and 2010, respectively, and is included in wages and employee benefits.  The ESOP shares are as follows:

	November 30, 2011	August 31, 2011

Shares owned by ESOP	196,537	224,939

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

(Unaudited)

12.

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

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company is appealing the decision to the Oregon Supreme Court. Arguments were heard on November 8, 2011, and a decision is forthcoming. During the 1st quarter of fiscal 2011, the Company recorded a litigation loss of $962,137 and interest of $391,988 in addition to the existing litigation reserve of $225,000. Additional interest of $48,790 was recorded during the remainder of fiscal 2011. During the 1st quarter of fiscal 2012 ended November 30, 2011, additional interest of $16,204 accrued.

A summary of the litigation reserve is as follows:

	November 30, 2011	August 31, 2011

Litigation loss	$ 962,137	$ 962,137
Litigation reserve	225,000	225,000
Interest	456,982	440,778
Total	$ 1,644,119	$ 1,627,915

b)

At November 30, 2011 and August 31, 2011, the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the three month periods ended November 30:

	2011	2010

Sales to unaffiliated customers:
Industrial wood products	$ 1,487,774	$ 1,835,698
Lawn, garden, pet and other	3,574,366	2,898,006
Seed processing and sales	1,687,111	915,928
Industrial tools and clamps	491,359	435,419
	$ 7,240,610	$ 6,085,051

Income (loss) before income taxes:
Industrial wood products	$ (93,112)	$ (151,027)
Lawn, garden, pet and other	181,791	194,297	*
Seed processing and sales	97,850	41,946
Industrial tools and clamps	(12,553)	22,390
Unallocated overhead	(27,244)	(23,439)
	$ 146,732	$ 84,167

Identifiable assets:
Industrial wood products	$ 3,002,705	$ 2,453,068
Lawn, garden, pet and other	15,907,800	15,739,788
Seed processing and sales	1,155,861	612,748
Industrial tools and clamps	623,310	558,682
Unallocated overhead	7,235	88,886
	$ 20,696,911	$ 19,453,172

Depreciation and amortization:
Industrial wood products	$ 403	$ 478
Lawn, garden, pet and other	55,384	59,699
Seed processing and sales	4,675	4,565
Industrial tools and clamps	736	635
	$ 61,198	$ 65,377

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	12,813	-
Seed processing and sales	-	33,980
Industrial tools and clamps	-	-
	$ 12,813	$ 33,980

Interest expense:
Lawn, garden, pet and other	$ 16,204	$ 391,988

* For comparability purposes, this amount excludes one-time charges for litigation reserve ($962,137) and related interest ($391,988).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30,

	2011	2010
Sales	$ Nil	$ 669,747

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarters ended November 30:

	2011	2010

United States	$ 6,862,527	$ 5,108,891
Canada	250,022	617,469
Mexico	(42,442)	3,217
Europe	117,375	104,903
Asia/Pacific	53,128	250,571

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2011 and 2010.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2011, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 13%. At November 30, 2010, three customers accounted for accounts receivable greater than 10% of total accounts receivable at a combined total of 32%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2011, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,542,079. For the three months ended November 30, 2010, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $1,391,733.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2011

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2011 and August 31, 2011 and its results of operations and cash flows for the three month periods ended November 30, 2011 and November 30, 2010 in accordance with U.S. GAAP.  Operating results for the three month periods ended November 30, 2011 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2011 and November 30, 2010

For the three months ended November 30, 2011, sales increased $1,155,559 to $7,240,610 from $6,085,051 for the three months ended November 30, 2010.  The increase is due to higher sales in the lawn and garden and seed segments.

Sales at Greenwood were $1,487,774 for the three months ended November 30, 2011 compared to sales of $1,835,698 for the three months ended November 30, 2010, which was a decrease of $347,924, or 19%.  Sales to boat manufacturers represented approximately 15% of Greenwood’s total sales for the year ended August 31, 2011, and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the past several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships.  Operating loss before taxes at Greenwood was ($83,586) compared to ($151,027) for the three months ended November 30, 2010. The smaller operating loss reflects management's operating expense control at Greenwood, but the current depressed economic conditions continues to be a challenge for this segment.

Sales at JCLC were $3,574,366 for the three months ended November 30, 2011 compared to sales of $2,898,006 for the three months ended November 30, 2010, which was an increase of $676,360, or 23%.  Operating income was $172,228, which is a decrease of $22,069 compared to income before one-time charges of $194,297 for the quarter ended November 30, 2010. Although sales in the segment increased by 23%, the lower operating income was due to a less favorable sales mix of products, with much of the increase in sales coming from lower-margin wood products while higher margin metal product sales were flat with the prior periods. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,687,111 for the three months ended November 30, 2011 compared to sales of $915,928 for the three months ended November 30, 2010. This represents an increase of $771,183, or 84%. In the current quarter, JCSC operating income was $108,218 compared to operating income of $41,946 in the first quarter of fiscal 2011. Higher cereal and livestock feed prices have caused a shift by some growers from grass seed to grains, which have begun to have a positive effect on surpluses and wholesale prices. However, demand remains relatively weak, primarily from the new home construction and golf course industry in North America.

Sales at MSI were $491,359 for the three months ended November 30, 2011, which was an increase of $55,940, or 13%, from sales of $435,419 for the three months ended November 30, 2010. Operating loss in the segment was $6,681 compared to income of $22,390 recorded in the comparative quarter in the prior fiscal year.

Gross margin for the three month period ended November 30, 2011 was 20.2% compared to 23.7% for the three months ended November 30, 2010.  The lower margin in the current quarter was due to higher material and transportation costs, as well as a less favorable product sales mix as lower margin lumber sales were a higher percentage of total sales in the current period.

The Company's income tax expense in the current period was $82,699. During the period ended November 30, 2010, the Company received an adverse decision in its legal proceedings Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al. A litigation reserve of $1,354,125 was taken in the quarter while the Company appeals the decision to the Oregon Supreme Court.  Based on this reserve, the Company's income tax expense for the three month period ended November 30, 2010 was a recovery of $423,623.

Net income for the quarter ended November 30, 2011 was $64,033, or $0.03 per basic and diluted share. The net loss of the period ended November 30, 2010 was affected by the litigation reserve and was $846,335, or ($0.37) per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2011, the Company had working capital of $14,624,648 compared to working capital of $14,970,148 as of August 31, 2011. This represents a decrease of $345,500, which was largely due to the repurchase and cancellation of 50,000 common shares at a cost of $454,120. Cash and cash equivalents declined by $1,387,627 primarily due to the purchase of additional inventory and the redemption of common stock, offset by the decrease in accounts receivable. Accounts receivable declined by $1,044,596, inventory increased by $2,677,341, and prepaid income taxes declined by $81,947. Accounts payable increased $807,567 due to the seasonal increase in inventory, and accrued liabilities declined by $314,617. Litigation reserve increased by $16,204 as additional interest was added to the reserve.

As of November 30, 2011, accounts receivable and inventory represented 62% of current assets and 55% of total assets. For the three months ended November 30, 2011, the accounts receivable collection period, or DSO, was 36 compared to 26 for the three months ended November 30, 2010. Inventory turnover for the three months ended November 30, 2011 was 113 days compared with 128 days in the three months ended November 30, 2010.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which $300,000 is presently dedicated to standby letters of credit to support international transactions.  At November 30, 2011, the Company had no borrowing balance leaving $4,700,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of November 30, 2011 the one month LIBOR rate plus 200 basis points was 2.27% (0.27% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the first quarter of fiscal 2012 ended November 30, 2011, the Company repurchased 50,000 common shares at a total cost was $454,120, which represents an average price of $9.08 per share. During fiscal 2011, the Company repurchased and cancelled 403,480 common shares at a total cost of $3,460,145, which represents an average price of $8.58 per share.

On January 17, 2012, the Board of Directors authorized the implementation of a new share repurchase plan for purchase and cancellation of up to 300,000 common shares. This amount represents approximately 16% of the common shares outstanding. The share repurchase Plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ.  Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. Transactions may involve the Company's Employee Stock Ownership Plan, and may also involve insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The repurchase plan may commence on January 23, 2012 and will remain in place until May 18, 2012 but may be limited or terminated at any time without prior notice.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the TSX Exchange in Toronto, Ontario, Canada.  On NASDAQ the average daily trading volume for the three month period ended November 30, 2011 was approximately 1,351 shares.  Trading volume on the TSX Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the three months ended November 30, 2011, our top ten customers represented 46% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2011.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company is appealing the decision to the Oregon Supreme Court. Arguments were heard on November 8, 2011, and a decision is forthcoming. In addition to the previously accrued litigation reserve of $225,000, the Company recorded a litigation loss of $962,137 and interest of $440,778 in fiscal 2011 ended August 31, 2011 related to the judgment. In the first quarter of fiscal 2012 ended November 30, 2011, the Company recorded additional interest of $16,204.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

January 17, 2012

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

January 17, 2012

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer