Form 10-Q/A
period 2011-11-30
JEWETT CAMERON TRADING CO LTD
filed 2012-02-23
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Jewett Cameron's Form 10-Q Quarterly Report for the period ended November 30,2011 as filed with the Securities and Exchange Commission on January 17, 2012 is solely to furnish the XBRL Interactive Data Files as exhibit 101 to the Form 10-Q which were not included in the original filing.

There have been no other changes made to the Form 10-Q. This Form 10-Q/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update disclosures made in the Form 10-Q.

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

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald M. Boone

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Murray G. Smith

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

February 22, 2012

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

February 22, 2012

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer