Form 10-Q
period 2012-02-29
JEWETT CAMERON TRADING CO LTD
filed 2012-04-12
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,609,870 common shares as of April 11, 2012.

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 29, 2012

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 29, 2012	August 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$ 4,310,547	$ 6,774,127
Accounts receivable, net of allowance of $6,299 (August 31, 2011 - $Nil)	3,954,043	3,897,086
Inventory, net of allowance of $192,810 (August 31, 2011 - $204,860) (note 3)	6,483,367	5,815,593
Note receivable	61,500	41,500
Prepaid expenses	1,201,725	848,341
Prepaid income taxes	-	682,527

Total current assets	16,011,182	18,059,174

Property, plant and equipment, net (note 4)	1,793,962	1,850,037

Intangible assets, net (note 5)	484,932	510,771

Deferred income taxes (note 6)	156,305	157,862

Total assets	$ 18,446,381	$ 20,577,844

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 29 2012	August 31, 2011

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 994,410	$ 519,265
Litigation reserve (note 12(a))	184,286	1,627,915
Accrued liabilities	891,752	941,846
Accrued income taxes	228,358	-

Total current liabilities	2,298,806	3,089,026

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,609,870 common shares (August 31, 2011 - 1,908,457)	1,519,261	1,801,043
Additional paid-in capital	600,804	600,804
Retained earnings	14,027,510	15,086,971

Total stockholders’ equity	16,147,575	17,488,818

Total liabilities and stockholders’ equity	$ 18,446,381	$ 20,577,844

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the End of February		Six Month Periods to the End of February
	2012	2011	2012	2011

SALES	$11,751,797	$11,860,014	$ 18,992,407	$ 17,945,065

COST OF SALES	9,660,496	9,734,195	15,434,911	14,373,452

GROSS PROFIT	2,091,301	2,125,819	3,557,496	3,571,613

OPERATING EXPENSES
Selling, general and administrative expenses	460,595	418,217	888,944	898,401
Depreciation and amortization	64,297	65,757	125,495	131,134
Wages and employee benefits	893,973	886,508	1,707,686	1,708,047

	1,418,865	1,370,482	2,722,125	2,737,582

Income from operations	672,436	755,337	835,371	834,031

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	-	(1,114)	-	4,336
Interest and other income	-	-	-	26
Interest expense (note 12(a))	16,203	(16,023)	-	(408,014)
Litigation reserves (note 12(a))	1,443,629	-	1,443,629	(962,137)
	1,459,832	(17,137)	1,443,629	(1,365,789)

Income (loss) before income taxes	2,132,268	738,200	2,279,000	(531,758)

Income tax (expense) recovery	(844,494)	(241,251)	(927,193)	182,372

Net income (loss)	$ 1,287,774	$ 496,949	$ 1,351,807	$ (349,386)

Basic earnings (loss) per common share	$ 0.71	$ 0.25	$ 0.73	$ (0.16)

Diluted earnings (loss) per common share	$ 0.71	$ 0.25	$ 0.73	$ (0.16)

Weighted average number of common shares outstanding:
Basic	1,823,423	2,014,865	1,861,819	2,162,580
Diluted	1,823,423	2,014,865	1,861,819	2,162,580

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	2,181,814	600,804	17,263,951	20,046,569

Shares repurchased and cancelled (note 9)	(403,480)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	1,908,457	1,801,043	600,804	15,086,971	17,488,818

Shares repurchased and cancelled (note 9)	(298,587)	(281,782)	-	(2,411,268)	(2,693,050)
Net income	-	-	-	1,351,807	1,351,807

February 29, 2012	1,609,870	$ 1,519,261	$ 600,804	$ 14,027,510	$ 16,147,575

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Periods to the End of February
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 1,351,807	$ (349,386)
Items not involving an outlay of cash:
Depreciation and amortization	125,495	131,134
Gain (loss) on sale of property, plant and equipment	-	(4,336)
Deferred income taxes	1,557	8,232

Changes in non-cash working capital items:
Increase in accounts receivable	(56,957)	(2,062,853)
(Increase) decrease in inventory	(667,774)	(353,377)
Increase in note receivable	(20,000)	-
Increase in prepaid expenses	(353,385)	(104,470)
(Increase) decrease in prepaid income taxes	682,527	(567,112)
Increase in taxes receivable	-	(200,941)
Increase (decrease) in accounts payable and accrued liabilities	(1,018,578)	2,007,459
Increase in accrued income taxes	228,358	-

Net cash provided by (used in) operating activities	273,050	(1,495,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,531)	(35,569)
Purchase of intangible assets and other	(13,050)	-
Proceeds from sale of property, plant and equipment	-	5,450

Net cash used in investing activities	(43,581)	(30,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(2,693,049)	(2,450,844)

Net cash used in financing activities	(2,693,049)	(2,450,844)

Net decrease in cash and cash equivalents	(2,463,580)	(3,976,613)

Cash and cash equivalents, beginning of period	6,774,127	8,710,314

Cash and cash equivalents, end of period	$ 4,310,547	$ 4,733,701

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2012 and August 31, 2011 and its results of operations and cash flows for the three and six month periods ended February 29, 2012 and February 28, 2011 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 29, 2012 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2012.

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

February 29, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At February 29, 2012, cash and cash equivalents were $4,310,547 compared to $6,774,127 at August 31, 2011.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems. Amortization is calculated using the straight-line method over the remaining lives of 72 months and 84 months, respectively, and are reviewed annually for impairment.

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

February 29, 2012

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

The earnings (loss) per share data for the periods ended on February 29, 2012 and February 28, 2011 are as follows:

	Three Month Periods to the End of February		Six Month Periods to the End of February

	2012	2011	2012	2011

Net income (loss)	$ 1,287,774	$ 496,949	$ 1,351,807	$ (349,386)

Basic weighted average number of common shares outstanding	1,823,423	2,014,865	1,861,819	2,162,580

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	1,823,423	2,014,865	1,861,819	2,162,580

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 29, 2012, and there were no options outstanding on February 29, 2012.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 29, 2012 and August 31, 2011 follows:

	February 29, 2012		August 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,310,547	$4,310,547	$6,774,127	$6,774,127
Accounts receivable	3,954,043	3,954,043	3,897,086	3,897,086
Note receivable	61,500	61,500	41,500	41,500
Accounts payable and accrued liabilities	1,886,162	1,886,162	1,461,111	1,461,111

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 29, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 29, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,310,547	$4,310,547	$—	$—

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

February 29, 2012

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

In September 2011, the FASB issued ASU 2011-08 "Testing Goodwill for Impairment", which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	February 29, 2012	August 31, 2011

Wood products and metal products	$ 5,957,031	$ 4,926,121
Industrial tools	425,480	456,523
Agricultural seed products	100,856	432,949

	$ 6,483,367	$ 5,815,593

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 29, 2012	August 31, 2011

Office equipment	$ 610,625	$ 612,709
Warehouse equipment	1,168,617	1,136,002
Buildings	2,339,815	2,339,815
Land	615,213	615,213
	4,734,270	4,703,739

Accumulated depreciation	(2,940,308)	(2,853,702)

Net book value	$ 1,793,962	$ 1,850,037

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 29, 2012	August 31, 2011
Patent	$ 850,000	$ 850,000
Other	43,665	30,605
	893,665	880,605

Accumulated amortization	(408,733)	(369,834)

Net book value	$ 484,932	$ 510,771

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of February 29, 2012 of $156,305 (August 31, 2011 - $157,862) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of February 29, 2012 or August 31, 2011.

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

During the 2nd quarter of fiscal 2012 ended February 29, 2012, the Company repurchased and cancelled a total of 248,587 shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $2,238,929 at an average share price of $9.01 per share. The premium paid to acquire these shares over their per share book value in the amount of $2,004,334 was recorded as a decrease to retained earnings.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK (cont’d…)

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

The Company had no stock options outstanding as of February 29, 2012 and August 31, 2011.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

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

	February 29, 2012	August 31, 2011

Shares owned by ESOP	8,651	224,939

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

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company appealed the decision to the Oregon Supreme Court. During the 1st quarter of fiscal 2011, the Company recorded a litigation loss of $962,137 and interest of $391,988 in addition to the existing litigation reserve of $225,000. Additional interest of $48,790 was recorded during the remainder of fiscal 2011. During the 1st quarter of fiscal 2012 ended November 30, 2011, additional interest of $16,204 was accrued.

In February 2012, the Company received the decision from the Oregon Supreme Court which was favorable to Jewett Cameron as plaintiff. As a result, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal has been treated as a one-time gain during the quarter.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	February 29, 2012	August 31, 2011

Litigation loss	$ -	$ 962,137
Litigation reserve	184,286	225,000
Interest	-	440,778
Total	$ 184,286	$ 1,627,915

b)

At February 29, 2012 and August 31, 2011, the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the six month periods ended February 29, 2012 and February 28, 2011:

	2012		2011

Sales to unaffiliated customers:
Industrial wood products	$ 3,707,195		$ 3,950,434
Lawn, garden, pet and other	10,950,187		10,707,328
Seed processing and sales	3,260,536		2,353,401
Industrial tools and clamps	1,074,489		933,902
	$ 18,992,407		$ 17,945,065

Income (loss) before income taxes:
Industrial wood products	$ (120,214)		$ (243,156)
Lawn, garden, pet and other	879,921	*	983,154	*
Seed processing and sales	120,593		113,225
Industrial tools and clamps	9,548		40,824
Unallocated overhead	(54,477)		(55,654)
	$ 835,371		$ 838,393

Identifiable assets:
Industrial wood products	$ 2,293,515		$ 2,716,702
Lawn, garden, pet and other	15,102,911		16,605,723
Seed processing and sales	380,542		848,392
Industrial tools and clamps	611,423		612,665
Unallocated overhead	57,990		74,347
	$ 18,446,381		$ 20,857,829

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Depreciation and amortization:
Industrial wood products	$ 806	$ 931
Lawn, garden, pet and other	113,017	119,062
Seed processing and sales	9,367	9,871
Industrial tools and clamps	2,305	1,270
	$ 125,495	$ 131,134

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	19,053	1,590
Seed processing and sales	1,478	33,979
Industrial tools and clamps	10,000	-
	$ 30,531	$ 35,569

Interest expense:
Lawn, garden, pet and other	$ -	$ 16,023

* For comparability purposes, the 2012 amount excludes reversal of litigation reserve of $1,443,629. The 2011 amount excludes one-time charges for litigation reserve of ($962,137) and related interest of ($408,014).

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 29, 2012 and February 28, 2011:

	2012	2011
Sales	$ 3,025,478	$ 5,428,364

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 29, 2012 and February 28, 2011:

	2012	2011

United States	$ 17,124,159	$ 15,814,213
Canada	1,078,507	1,381,387
Mexico	449,967	125,013
Europe	260,345	215,953
Asia/Pacific	79,429	346,843
Africa	-	34,381
South America	-	27,275

All of the Company’s significant identifiable assets were located in the United States as of February 29, 2012 and February 28, 2011.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2012

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 29, 2012, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 58%. At February 28, 2011, three customers accounted for accounts receivable greater than 10% of total accounts receivable at a combined total of 62%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 29, 2012, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $6,634,034. For the six months ended February 28, 2011, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $6,898,933.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 29, 2012 and February 28, 2011 are summarized as follows:

	2012	2011

Cash paid during the periods for:
Interest	$ -	$ -
Income taxes	$ -	$ 558,979

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2012 and August 31, 2011 and its results of operations and cash flows for the six month periods ended February 29, 2012 and February 28, 2011 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 29, 2012 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2012 and February 28, 2011

For the three months ended February 29, 2012, sales decreased $108,217 to $11,751,797 from $11,860,014 for the three months ended February 28, 2011.  This represents a decrease of 1%.

Sales at Greenwood were $2,219,421 for the three months ended February 29, 2012 which was a slight increase compared to sales of $2,114,737 for the three months ended February 28, 2011.  The boat manufacturing industry remained weak, which has resulted in lower demand for Greenwood’s industrial wood products, although the Company is developing new industry relationships in other industries. Operating loss before taxes at Greenwood was $18,858 for the three months ended February 29, 2012 compared to a net loss of $89,245 for the three months ended February 28, 2011.

Sales at JCLC were $7,375,821 for the three months ended February 29, 2012 compared to sales of $7,809,322 for the three months ended February 28, 2011. This represents a decrease of $433,501, or 6%.  Operating income for the current quarter was $659,302, which was a decrease of $112,715, or 15%, compared to operating income of  $772,017 in the year-ago quarter.  The lower operating income was in line with the decrease in sales, which were challenged by the slow recovery in the overall economy. The operating results of JCLC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,573,424 for the three months ended February 29, 2012, which was an increase of $135,952, or 9% compared to sales of $1,437,472 for the three months ended February 28, 2011. Operating income at JCSC for the current quarter was $31,070, a decrease of $48,840 from the operating income of $79,910, recorded by JCSC in the prior year’s quarter.

Sales at MSI were $583,130 for the three months ended February 29, 2012, which was an increase of $84,647, or 17%, compared to sale of $498,483 for the three months ended February 28, 2011. Operating income at MSI for the current quarter was $28,155, which was a slight increase from the operating income of $24,869 for the prior year's quarter.

Gross margin for the three months ended February 29, 2012 was 17.8% compared to 17.9% for the three month period ended February 28, 2011.  The lower gross margin reflects higher material and transportation costs in the current quarter.

Operating expenses increased by $48,383 to $1,418,865 for the three month period ended February 29, 2012 compared to $1,370,482 for the three month period ended February 28, 2011. Selling, General and Administrative Expenses increased by $42,378 from $418,217 to $460,595. Wages and Employee Benefits increased by $7,465 to $893,973 from $886,508. Depreciation and Amortization decreased by $1,460 to $64,297 from $65,757.

Other items in the current period included the reversal of Litigation Reserves of $1,443,629 and Interest Expense of $16,023 due to the favorable decision for the Company from the Oregon Supreme Court in the Company's lawsuit filed in relation to the acquisition of inventory by Greenwood Products.  These reversals have been treated as a one-time gain and contributed to the Company's higher income tax expense and net income for the quarter. Income tax expense rose to $844,494 from $241,251 for the three month period ended February 28, 2011. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.  Net income for the three month period was $1,287,774, or $0.71 per basic and diluted share, compared to net income of $496,949, or $0.25 per basic and diluted share in the quarter ended February 28, 2011. The net income per share was also positively effected by the lower average number of common shares outstanding in the current quarter due to the Company's share repurchases during the most recent three fiscal quarters.

Six Months Ended February 29, 2012 and February 28, 2011

For the six months ended February 29, 2012, sales increased $1,047,342, or 6%, to $18,992,407 from sales of $17,945,065 recorded in the six month period ended February 28, 2011.  The increase is primarily due to higher sales at JCLC, JCSC and MSI.

Sales at Greenwood were $3,707,195 for the six months ended February 29, 2012, which was a decrease of $243,239, or 6%, compared to sales of $3,950,434 for the six months ended February 28, 2011.  Sales to boat manufacturers represented approximately 16% of Greenwood’s total sales for the six months ended February 29, 2012, and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the past several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships. As a result, the operating loss before taxes at Greenwood was $102,444 for the six months ended February 29, 2012 compared to a net loss of $239,836 for the six months ended February 28, 2011.

Sales at JCLC were $10,950,188 for the six months ended February 29, 2012 compared to sales of $10,707,329 for the six months ended February 28, 2011. This represents an increase of $242,859, or 2%. Operating income before income taxes was $831,530 compared to $948,644 in the six month period ended February 28, 2011. This represents a decrease of $117,114, which was due to lower gross margins in the current period. The margins were negatively impacted by higher material and transportation costs. Historically, the operating results of JCLC are seasonal with the first two quarters of the fiscal year typically being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $3,260,584 for the six months ended February 29, 2012, which was an increase of $907,183, or 39%, compared to sales of $2,353,401 for the six months ended February 28, 2011. Higher cereal and livestock feed prices have caused a shift by some growers from grass seed to grains, which have begun to have a positive effect on recent surpluses and wholesale prices. However, demand remains relatively weak, primarily from the new home construction and golf course industry in North America. Operating income for the current six month period was $139,288 compared to operating income of $127,330.

Sales at MSI were $1,074,489 for the six months ended February 29, 2012, which was an increase of $140,587, or 15%, compared to sales of $933,902 for the six months ended February 28, 2011. Operating income for the current six month period was $21,474 compared to operating income of $53,546 in the six months ended February 28, 2011.

Gross margin for the six month period ended February 29, 2012 was 18.7% compared to gross margin of 19.9% for the six months ended February 28, 2011. The overall gross margin in the current six month period continues to be negatively impacted by rising material costs and higher transportation costs.

Operating expenses declined slightly by $15,457 to $2,722,125 in the six month period ended February 29, 2012 from $2,737,582 in the six month period ended February 28, 2011. Selling, General and Administrative Expenses decreased by $9,457 from $898,401 to $888,944, and Wages and Employee Benefits were relatively unchanged at $1,707,686 compared to  $1,708,047. Depreciation and Amortization decreased by $5,639 to $125,495 from  $131,134.

Other items in the six month period ended February 29, 2012 included the reversal of Litigation Reserves of $1,443,629 due to the favorable decision for the Company' from the Oregon Supreme Court in the Company's lawsuit filed in relation to the  acquisition of inventory by Greenwood Products.  This reversal has been treated as a one-time gain and contributed to the Company's higher income tax expense and net income for the current six month period. In the six month period ended February 28, 2011, the Company recorded Interest Expense of $408,014 and Litigation Reserve of $962,137 while the Company appealed the original adverse decision to the Oregon Supreme Court. Income tax expense in the current six month period was $927,193 compared to income tax recovery of $182,372 in the six months ended February 28, 2011. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Including the positive effects of the reversal of the litigation reserve, net income was $1,351,807, or $0.73 per basic and diluted share, in the current six month period ended February 29, 2012. In the six month period ended February 28, 2011, the Company had a net loss of ($349,386), or ($0.16) per basic and diluted share, which was negatively effected by the litigation reserve.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2012, the Company had working capital of $13,712,376 compared to working capital of $14,970,148 as of August 31, 2011. This represents a decrease of $1,257,772, which was largely due to the Company expending cash of $2,693,049 on the repurchase and cancellation of 298,587 common shares. This was partially offset by the reversal of the litigation reserve of $1,443,629.

The largest differences in individual components of working capital during the period were a $2,463,580 decrease in cash and cash equivalents; a $56,957 increase in accounts receivable; a $667,774 increase in inventory; an increase in $20,000 in note receivable; an increase of $353,384 in prepaid expenses; and a decrease in prepaid income taxes of $682,527; an increase of $475,145 in accounts payable; a decrease of $50,094 in accrued liabilities; an increase of $228,358 in accrued income taxes; and a decrease of $1,443,629 in litigation reserve.

As of February 29, 2012, accounts receivable and inventory represented 65% of current assets and 57% of total assets. For the three month ended February 29, 2012, the accounts receivable collection period or DSO was 31 compared to 45 for the three months ended February 28, 2011. For the six month period ended February 29, 2012, the DSO was 38 compared to 60 for the six months ended February 28, 2011. Inventory turnover for the three months ended February 29, 2012 was 71 days compared to 62 days for the three months ended February 28, 2011. For the six month period February 29, 2012, inventory turnover was 73 days compared to 81 days for the six months ended February 28, 2011.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which the Company had not borrowed against at February 29, 2012. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of February 29, 2012, the one month LIBOR rate plus 200 basis points was 2.24% (0.24% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

On January 17, 2012, the Board of Directors authorized the implementation of a new share repurchase plan for purchase and cancellation of up to 300,000 common shares. This amount represents approximately 16% of the common shares outstanding. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ.  Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. Transactions may involve the Company's Employee Stock Ownership Plan, and may also involve insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The repurchase plan may commence on January 23, 2012 and will remain in place until May 18, 2012 but may be limited or terminated at any time without prior notice.  Under this new share repurchase plan, the Company repurchased and cancelled 248,587 common shares in the 2nd quarter ended February 29, 2012 at a cost of $2,238,929, which represents an average price of $9.01 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the TSX Exchange in Toronto, Ontario, Canada.  On NASDAQ the average daily trading volume for the six month period ended February 29, 2012 was approximately 3,955 shares.  Trading volume on the TSX Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the six months ended February 29, 2012, our top ten customers represented 55% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 29, 2012.  However, the Company is exposed to interest rate risk.

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

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs is for $1,187,137.  The Company appealed the ruling to the Oregon Supreme Court. In addition to the previously accrued litigation reserve of $225,000, the Company recorded a litigation loss of $962,137 and interest of $440,778 in fiscal 2011 ended August 31, 2011 related to the judgment. In the first quarter of fiscal 2012 ended November 30, 2011, the Company recorded additional interest of $16,204.

In February 2012, the Company received the decision from the Oregon Supreme Court which reversed in part the decision of the Oregon Court of Appeals in a way favorable to the Company. The case is now returned to the Oregon Court of Appeals for further consideration. As the decision was favorable to Jewett Cameron, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal has been treated as a one-time gain during the quarter.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 11, 2012

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

April 11, 2012

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer