Form 10-Q
period 2012-05-31
JEWETT CAMERON TRADING CO LTD
filed 2012-07-11
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,567,971 common shares as of July 11, 2012.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2012

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2012	August 31, 2011

ASSETS

Current assets
Cash and cash equivalents	$ 4,639,288	$ 6,774,127
Accounts receivable, net of allowance of $2,852 (August 31, 2011 - $Nil)	5,173,954	3,897,086
Inventory, net of allowance of $181,960 (August 31, 2011 - $204,860) (note 3)	4,998,450	5,815,593
Note receivable	61,500	41,500
Prepaid expenses	1,707,970	848,341
Prepaid income taxes	-	682,527

Total current assets	16,581,162	18,059,174

Property, plant and equipment, net (note 4)	1,758,584	1,850,037

Intangible assets, net (note 5)	464,707	510,771

Deferred income taxes (note 6)	155,810	157,862

Total assets	$ 18,960,263	$ 20,577,844

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2012	August 31, 2011

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 677,042	$ 519,265
Litigation reserve (note 12(a))	177,552	1,627,915
Accrued liabilities	1,199,343	941,846
Accrued income taxes	204,170	-

Total current liabilities	2,258,107	3,089,026

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,567,971 common shares (August 31, 2011 - 1,908,457)	1,479,721	1,801,043
Additional paid-in capital	600,804	600,804
Retained earnings	14,621,631	15,086,971

Total stockholders’ equity	16,702,156	17,488,818

Total liabilities and stockholders’ equity	$ 18,960,263	$ 20,577,844

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to May 31,		Nine Month Periods to May 31,

	2012	2011	2012	2011

SALES	$ 16,113,435	$ 12,913,331	$ 35,105,842	$ 30,858,396

COST OF SALES	13,306,308	10,483,142	28,741,219	24,856,594

GROSS PROFIT	2,807,127	2,430,189	6,364,623	6,001,802

OPERATING EXPENSES
Selling, general and administrative expenses	233,947	399,226	1,122,892	1,297,627
Depreciation and amortization	61,279	65,296	186,773	196,430
Wages and employee benefits	955,702	929,882	2,663,388	2,637,929
	1,250,928	1,394,404	3,973,053	4,131,986

Income from operations	1,556,199	1,035,785	2,391,570	1,869,816

OTHER ITEMS
Loss on sale of property, plant and equipment	-	(6,988)	-	(2,652)
Interest and other income	7,234	-	7,234	23
Interest expense	(743)	(16,333)	(743)	(424,344)
Litigation gain (loss) (Note 12(a))	-	-	1,443,629	(962,137)
	6,491	(23,321)	1,450,120	(1,389,110)

Income before income taxes	1,562,690	1,012,464	3,841,690	480,706

Income taxes	625,600	408,140	1,552,793	225,768

Net income	$ 937,090	$ 604,324	$ 2,288,897	$ 254,938

Basic earnings per common share	$ 0.59	$ 0.30	$ 1.29	$ 0.12

Diluted earnings per common share	$ 0.59	$ 0.30	$ 1.29	$ 0.12

Weighted average number of common shares outstanding:
Basic	1,599,851	2,002,355	1,773,859	2,108,585
Diluted	1,599,851	2,002,355	1,773,859	2,108,585

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2009	2,390,977	$ 2,256,112	$ 600,804	$ 15,755,990	$ 18,612,906

Shares repurchased and cancelled (note 9)	(79,040)	(74,298)	-	(474,853)	(549,151)
Net income	-	-	-	1,982,814	1,982,814

August 31, 2010	2,311,937	2,181,814	600,804	17,263,951	20,046,569

Shares repurchased and cancelled (note 9)	(403,480)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	1,908,457	1,801,043	600,804	15,086,971	17,488,818

Shares repurchased and cancelled (note 9)	(340,486)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	2,288,897	2,288,897

May 31, 2012	1,567,971	$ 1,479,721	$ 600,804	$ 14,621,631	$ 16,702,156

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Periods Ended May 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,288,897	$ 254,938
Items not involving an outlay of cash:
Depreciation and amortization	186,773	196,430
Loss on sale of property, plant and equipment	-	2,652
Deferred income tax expense (recovery)	2,052	3,582
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(1,276,868)	(677,014)
(Increase) decrease in inventory	817,143	(611,574)
(Increase) in note receivable	(20,000)	-
(Increase) decrease in prepaid expenses	(859,629)	(87,764)
(Increase) decrease in prepaid income taxes	682,527	(647,530)
Decrease in taxes receivable	-	-
(Decrease) increase in accounts payable and accrued liabilities	(1,035,089)	1,905,884
(Decrease) increase in accrued income taxes	204,170	-
Net cash provided by operating activities	989,976	339,604

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(36,206)	(61,122)
Purchase of intangible assets and other	(13,050)
Proceeds from sale of property, plant and equipment	-	5,450
Net cash used in investing activities	(49,256)	(55,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,075,559)	(3,361,970)
Net cash used in financing activities	(3,075,559)	(3,361,970)

Net increase (decrease) in cash and cash equivalents	(2,134,839)	(3,078,038)

Cash and cash equivalents, beginning of period	6,774,127	8,710,314

Cash and cash equivalents, end of period	$ 4,639,288	$ 5,632,276

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2012 and August 31, 2011 and its results of operations and cash flows for the three and nine month periods ended May 31, 2012 and May 31, 2011 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2012 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2012.

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

May 31, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers cash and cash equivalents to be highly liquid in nature.  At May 31, 2012, cash and cash equivalents were $4,639,288 compared to $6,774,127 at August 31, 2011.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 69 months and 81 months, respectively, and are reviewed annually for impairment.

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

May 31, 2012

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

The earnings per share data for the periods ended on May 31, 2012 and May 31, 2011 are as follows:

	Three Month Periods Ended May 31,		Nine Month Periods Ended May 31,

	2012	2011	2012	2011

Net income	$ 937,090	$ 604,324	$ 2,288,897	$ 254,938

Basic weighted average number of common shares outstanding	1,599,851	2,002,355	1,773,859	2,108,585

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	1,599,851	2,002,355	1,773,859	2,108,585

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2012, and there were no options outstanding on May 31, 2012.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2012 and August 31, 2011 follows:

	May 31, 2012		August 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,639,288	$4,639,288	$6,774,127	$6,774,127
Accounts receivable	5,173,954	5,173,954	3,897,086	3,897,086
Note receivable	61,500	61,500	41,500	41,500
Accounts payable and accrued liabilities	1,876,385	1,876,385	1,461,111	1,461,111

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,639,288	$4,639,288	$—	$—

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

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood products and specialty metal products and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed, products sold and collection of the amounts is reasonably assured.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

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

In September 2011, the FASB issued ASU 2011-08 "Testing Goodwill for Impairment", which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2012	August 31, 2011

Wood products and metal products	$ 4,188,962	$ 4,926,121
Industrial tools	575,954	456,523
Agricultural seed products	233,534	432,949

	$ 4,998,450	$ 5,815,593

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2012	August 31, 2011

Office equipment	$ 613,711	$ 612,709
Warehouse equipment	1,171,206	1,136,002
Buildings	2,339,815	2,339,815
Land	615,213	615,213
	4,739,945	4,703,739

Accumulated depreciation	(2,981,361)	(2,853,702)

Net book value	$ 1,758,584	$ 1,850,037

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2012	August 31, 2011
Patent	$ 850,000	$ 850,000
Other	43,655	30,605
	893,655	880,605

Accumulated amortization	(428,948)	(369,834)

Net book value	$ 464,707	$ 510,771

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of May 31, 2012 of $155,810 (August 31, 2011 - $157,862) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of May 31, 2012 or August 31, 2011.

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

During the 3rd quarter of fiscal 2012 ended May 31, 2012, the Company repurchased and cancelled a total of 41,899 common shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $382,510 at an average price of $9.13 per share. The premium paid to acquire these shares over their per share book value in the amount of $342,969 was recorded as a decrease to retained earnings.

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

May 31, 2012

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

The Company had no stock options outstanding as of May 31, 2012 and August 31, 2011.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP formerly held common shares of the Company and granted to participants in the plan certain ownership rights in, but not possession of, or voting control of, any common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company records compensation expense based on the market price of the Company's shares when they were allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Beginning in Fiscal 2010, the ESOP began its investment in diversified mutual funds. During Fiscal 2011 and 2012, all of the Company’s shares held by the ESOP were sold, with the majority repurchased by the Company and cancelled under the 10b5-1 share repurchase plans. Effective June 30, 2012, the ESOP has been terminated, subject to the approval of the Internal Revenue Service.  No further contributions shall be made to the ESOP.  Upon receipt of approval from the Internal Revenue Service, the remaining assets shall be distributed to the participants pursuant to the terms of the Plan.

ESOP compensation expense was $141,518 and $146,677 for the fiscal years ended August 31, 2011 and 2010, respectively, and is included in wages and employee benefits.  The ESOP shares are as follows:

	May 31, 2012	August 31, 2011

Shares owned by ESOP	Nil	224,939

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

In February 2012, the Company received the decision from the Oregon Supreme Court which was favorable to Jewett Cameron as plaintiff. As a result, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal was treated as a one-time gain during the quarter.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

During the third quarter of fiscal 2012 ended May 31, 2012, the Company recorded $6,734 of Interest Income due to the favorable difference in interest rates between the judgements.

A summary of the litigation reserve is as follows:

	May 31, 2012	August 31, 2011

Litigation loss	$ -	$ 962,137
Litigation reserve	184,286	225,000
Interest expense	-	440,778
Interest income	(6,734)	-
Total	$ 177,552	$ 1,627,915

b)

At May 31, 2012 and August 31, 2011, the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the nine month periods ended May 31, 2012 and 2011:

	2012		2011

Sales to unaffiliated customers:
Industrial wood products	$ 5,700,139		$ 6,038,169
Lawn, garden, pet and other	22,874,080		19,378,907
Seed processing and sales	4,452,635		3,974,494
Industrial tools and clamps	2,078,988		1,466,826
	$ 35,105,842		$ 30,858,396

Income (loss) before income taxes:
Industrial wood products	$ (150,505)		$ (359,134)
Lawn, garden, pet and other	2,375,934	*	2,031,644	*
Seed processing and sales	116,771		200,501
Industrial tools and clamps	108,239		77,694
Unallocated overhead	(59,112)		(83,466)
	$ 2,391,327		$ 1,867,239

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Identifiable assets:
Industrial wood products	$ 2,181,410	$ 2,046,179
Lawn, garden, pet and other	15,561,693	16,997,153
Seed processing and sales	388,133	704,261
Industrial tools and clamps	786,072	668,139
Unallocated overhead	42,955	41,853
	$ 18,960,263	$ 20,457,585

Depreciation and amortization:
Industrial wood products	$ 1,209	$ 1,335
Lawn, garden, pet and other	168,711	178,013
Seed processing and sales	13,198	15,177
Industrial tools and clamps	3,655	1,905
	$ 186,773	$ 196,430

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	23,721	27,142
Seed processing and sales	2,485	33,980
Industrial tools and clamps	10,000	-
	$ 36,206	$ 61,122

Interest expense:
Lawn, garden, pet and other	$ 743	$ 424,344

* For comparability purposes, the 2012 amount excludes reversal of litigation reserve of $1,443,629 and related interest of $6,734. The 2011 amount excludes one-time charges for litigation reserve of ($962,137) and related interest of ($424,396).

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2012 and 2011:

	2012	2011
Sales	$ 11,743,006	$ 9,797,366

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2012 and 2011:

	2012	2011

United States	$ 31,908,507	$ 27,300,354
Canada	1,831,358	2,261,451
Mexico	944,623	351,728
Europe	341,925	394,502
Asia/Pacific	79,429	488,705
Africa	-	34,381
South America	-	27,275
	$ 35,105,842	$ 30,838,396

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2012 and 2011.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2012

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2012, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 62%. At May 31, 2011, two customers accounted for accounts receivable greater than 10% of total accounts receivable at a combined total of 50%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2012, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to !2,693,623. For the nine months ended May 31, 2011, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $12,180,611.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months and nine months ended May 31 are summarized as follows:

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2012	2011	2012	2011

Cash paid during the periods for:
Interest	$ 743	$ -	$ 743	$ -
Income taxes	$ 633,435	$ 300,400	$ 633,435	$ 859,379

There were no non-cash investing or financing activities during the periods presented.

16.

SUBSEQUENT EVENTS

Subsequent to the end of the period, on June 1, 2012, the Company acquired the land and fixed assets previously owned by Manning Lumber Company located in Manning, Oregon for $250,000 cash. The Company is currently negotiating an operating lease with an outside party.

Subsequent to the end of the period, the Company’s Board of Directors has announced that it is evaluating the Company’s dual listing status, and is considering dropping its Toronto Stock Exchange (TSX) listing.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2012 and August 31, 2011 and its results of operations and cash flows for the nine month periods ended May 31, 2012 and 2011 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2012 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2012 and May 31, 2011

For the three months ended May 31, 2012, sales totaled $16,113,435, an increase of $3,200,104 compared to sales of $12,913,331 for the three months ended May 31, 2011. The increase is due to higher sales for JCLC, JCSC and MSI.

Sales at Greenwood $1,992,944 for the three months ended May 31, 2012 compared to sales of $2,087,735 for the three months ended May 31, 2011, which was a decrease of $94,791 or 5%.  Demand from the boat manufacturing industry remains weak. The Company is developing new relationships in other industries which has helped overall sales, while the Company maintains a readiness to participate when the boat manufacturing market rebounds. Operating loss before taxes at Greenwood was ($28,747) for the three months ended May 31, 2012, which was an improvement of $87,231 from the loss of ($115,978) recorded in the same period a year ago. This primarily reflects management's continuing efforts to cut Greenwood's operating costs in line with the current level of sales.

Sales at JCLC for the three month ended May 31, 2012 were $11,923,892 compared to sales of $8,671,579 for the three months ended May 31, 2011. This represents an increase of $3,252,313, or 37.5%. Operating income before taxes was $1,479,190, which was an increase of $447,082 compared to operating income of $1,032,108 in the year-ago quarter. The increase in sales is due to many consumers redirecting their vacation time and money into their homes and pets, which is reflected in more home improvement projects and pet amenities. The Company has also had successful test marketing on several new products, some of which began shipping to customers in the current quarter. The increase in operating income was due to the higher sales, although the Company is still experiencing higher raw material and transportation costs which has severely limited the margin improvement.

Sales at JCSC were $1,192,099 for the three month ended May 31, 2012 compared to sales of $1,621,093 for the three months ended May 31, 2011. This represents a decrease of $428,994, or 26%. Operating income before taxes for the current quarter was $3,290 compared to operating income of $87,276 for the year-ago quarter. The decline in operating income was directly attributable to the lower level of sales in the current quarter.

Sales at MSI were $1,004,499 for the three months ended May 31, 2012 compared to sales of $532,924 for the three months ended May 31, 2011, an increase of $471,575, or 88%. Operating income before taxes was $106,358 compared to operating income of $36,870 in the quarter ended May 31, 2011.

Gross margin for the three month period ended May 31, 2012 was 17.4% compared to 18.8% for the three months ended May 31, 2011. The decline was due to increased raw material and transportation costs.

Operating expenses decreased by $143,476 to $1,250,928 for the three month period ended May 31, 2012 from $1,394,404 in the three month period ended May 31, 2011. Selling, General and Administrative Expenses decreased by $165,279 from $399,226 as management worked to control sales costs which was aided by an increase in sales to existing customers. Wages and Employee Benefits rose slightly to $955,702 from $929,882 in the year ago period. Depreciation and Amortization declined $4,017 to $61,279 from $65,296.

Income tax expense for the three month period ended May 31, 2012 was $625,600 compared to $408,140 for the three month period ended May 31, 2011. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended May 31, 2012 was $937,090, or $0.59 per share, compared to net income of $604,324, or $0.30 per share, for the three month period ended May 31, 2011. The increase in earnings per share was due to the higher net income as well as a reduction in the weighted average number of common shares outstanding as a result of the repurchase and cancellation of common shares by the Company.

Nine Months Ended May 31, 2012 and May 31, 2011

For the nine months ended May 31, 2012, sales increased $4,247,446 to $35,105,842 from $30,858,396 for the nine months ended May 31, 2011. The increase primarily reflects higher sales at Jewett Cameron Lumber.

Sales at Greenwood were $5,700,139 for the nine months ended May 31, 2012 compared to sales of $6,038,169 for the nine months ended May 31, 2011. This is a decrease of $338,030, or 6%. Sales to boat manufacturers represented approximately 17% of Greenwood's total sales for the nine months ended May 31, 2012,  and demand from these kinds of customers has been severely affected by weak economic conditions.  Boat manufacturers continue to work down excess inventory accumulated over the several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships.  Greenwood reported an operating loss before taxes of ($131,191) compared to a loss of ($359,134) for the nine months ended May 31, 2011.

Sales at JCLC were $22,874,080 for the nine months ended May 31, 2012 compared to sales of $19,378,907 for the nine months ended May 31, 2011. This represents an increase of $3,495,173, or 18%. The increase in sales was due to several factors. Many current products are increasing their market share with existing customers due to our sales efforts and the Company being recognized as a reliable and valued supplier, while some new products began shipping in the 3rd quarter. Also, many consumers are employing a "staycation" approach which has resulted in increased spending on home and backyard projects, which includes their pets. Therefore, many customers have expanded their pet product lines. Operating income before taxes and items rose to $2,310,720 from $2,031,644 in the nine months ended May 31, 2011. The Company's margins continue to be negatively impacted by higher material and transportation costs.  Overall the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $4,452,635 for the nine months ended May 31, 2012 compared to sales of $3,974,494 for the nine months ended May 31, 2011, which was an increase of $478,141, or 12%. Higher cereal and livestock feed prices have caused a shift by some growers from grass seed to grains, which have begun to have a positive effect on recent surpluses and wholesale prices. However, overall demand remains relatively weak, primarily from the new home construction and golf course industry in North America. Operating income before taxes for the current nine month period was $142,578 which was a decrease of $57,923 compared to operating income of $200,501 in the prior year’s nine month period.

Sales at MSI were $2,078,988 for the nine month ended May 31, 2012 compared to sale of $1,466,826 for the nine months ended May 31, 2011, which was an increase of $612,162, or 42%. Operating income before taxes for the current nine month period was $127,832 compared to operating income $77,694 in the nine months ended May 31, 2011.

Gross margin for the nine month period ended May 31, 2012 was 18.1% compared to 19.4% for the nine months ended May 31, 2011. The overall gross margin in the current nine month period has been negatively impacted by higher material costs and transportation costs.

Operating expenses for the current nine month period decreased by $158,933, or 3.8%, to $3,973,053 compared to expenses of $4,131,986 for the nine month period ended May 31, 2011. Selling, General and Administrative expenses fell to $1,122,892 from $1,297,627 as higher sales to existing customers aided management's efforts to control costs. Wages and Employee Benefits were relatively unchanged at $2,663,388 in the current nine month period compared to $2,637,929 in the nine months ended May 31, 2011. Depreciation and Amortization declined slightly to $186,773 from $196,430 recorded in the prior nine month period.

Other items in the nine month period ended May 31, 2012 included the reversal of Litigation Reserves of $1,443,629 due to the favorable decision for the Company from the Oregon Supreme Court in the Company's lawsuit filed in relation to the acquisition of inventory by Greenwood Products.  This reversal has been treated as a one-time gain and contributed to the Company's higher income tax expense and net income for the current nine month period. In the prior nine month period ended May 31, 2011, the Company recorded Litigation Reserve of $962,137 and Interest Expense of $424,344 while the Company appealed the original adverse decision to the Oregon Supreme Court. The Company also recorded Interest and Other Income of $7,234 in the current nine month period, primarily related to the favorable difference in interest rates between the two judgments. Income tax expense in the current nine month period was $1,552,793 compared to income tax expense of $225,768 for the nine months ended May 31, 2011. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Including the positive effects of the reversal of the litigation reserve, net income was $2,288,897, or $1.29 per basic and diluted share, in the current nine month period ended May 31, 2012. In the nine month period ended May 31, 2011, the Company’s net income of $254,938, or $0.12 per basic and diluted share, was negatively affected by the litigation reserve.  The earnings per share in the current period was also favorably affected by lower weighted average number of common shares outstanding during the period due to the repurchase and cancellation of common shares by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2012, the Company had working capital of $14,323,055 compared to working capital of $14,970,148 as of August 31, 2011. This represents a decrease of $647,093, as the positive reversal of the litigation reserve of $1,450,363 was more than offset by the repurchase of 340,486 common shares at a total cost of $3,075,559, all of which was funded from existing cash balances. The largest differences in individual components of working capital during the period were a $2,134,839 decrease in cash and cash equivalents; a $1,276,868 increase in accounts receivable and a $817,143 decrease in inventory, which were due to the Company's higher level of sales; a $20,000 increase in Note receivable; an increase of $859,629 in prepaid expenses; a decrease of $682,527 in prepaid income taxes; an increase of $157,777 in accounts payable; an increase of $257,497 in accrued liabilities; an increase in accrued income taxes of $204,170; and the decrease in litigation reserve of $1,450,363 due to the favorable ruling by the Oregon Supreme Court.

As of May 31, 2012, accounts receivable and inventory represented 61.3% of current assets and 53.7% of total assets.  For the three months ended May 31, 2012, the accounts receivable collection period or DSO was 30 compared to 32 for the three months ended May 31, 2011. For the nine months ended May 31, 2012 the DSO was 40 compared to 40 for the nine months ended May 31, 2011. Inventory turnover for the three months ended May 31, 2012 was 40 days compared to 59 days for the three months ended May 31, 2011. For the nine month period ended May 31, 2012, inventory turnover was 52 days compared to 72 days for the nine month period ended May 31, 2011.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000. At May 31, 2012, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of May 31, 2012, the one month LIBOR rate plus 200 basis points was 2.24% (0.24% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans authorized by the Company's' Board of Directors in order to increase shareholder value. In the nine month period ended May 31, 2012, the Company repurchased and cancelled a total of 340,486 common shares at a total cost of $3,075,559, which represents an average cost of $9.03. During fiscal 2011, the Company repurchased and cancelled 403,480 common shares at a total cost of $3,460,145, which represents an average price of $8.58 per share. On May 11, 2012, the Company announced the successful completion and early termination of its 10b5-1 share repurchase plan previously announced on January 17, 2012. As part of its ongoing consideration of alternative ways to leverage the Company's strong cash position, the Board of Directors is evaluating the implementation of another 10b5-1 share repurchase plan.

Subsequent to the end of the period, on June 1, 2012 the Company acquired the land and fixed assets previously owned by Manning Lumber Company located in Manning, Oregon for $250,000 cash. The company is currently negotiating an operating lease with an outside party.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States and on the TSX Exchange in Toronto, Ontario, Canada.  On NASDAQ the average daily trading volume for the nine month period ended May 31, 2012 was approximately 3,244 shares.  Trading volume on the TSX Exchange was significantly less than on NASDAQ.  With this limited trading volume, investors could find it difficult to purchase or sell the Company’s common stock.

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

For the nine months ended May 31, 2012, our top ten customers represented 64% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S. and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2012.  However, the Company is exposed to interest rate risk.

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

During the 1st quarter of Fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs was for $1,187,137.  The Company appealed the ruling to the Oregon Supreme Court. In addition to the previously accrued litigation reserve of $225,000, the Company recorded a litigation loss of $962,137 and interest of $440,778 in fiscal 2011 ended August 31, 2011 related to the judgment. In the first quarter of fiscal 2012 ended November 30, 2011, the Company recorded additional interest of $16,204.

In February 2012, the Company received the decision from the Oregon Supreme Court which reversed in part the decision of the Oregon Court of Appeals in a way favorable to the Company. The case is now returned to the Oregon Court of Appeals for further consideration. As the decision was favorable to Jewett Cameron, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal has been treated as a one-time gain during the period. During the 3rd quarter of fiscal 2012 ended May 31, 2012, the Company recorded $6,734 of interest income as a result of the favorable difference in interest rates between the two judgments.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3.

Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.

Mine Safety Disclosures

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 11, 2012

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

July 11, 2012

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer