Form 10-K
period 2012-08-31
JEWETT CAMERON TRADING CO LTD
filed 2012-11-07
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  AUGUST 31, 2012

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

[   ] Yes       [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 29, 2012 = $8,209,426

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 7, 2012:  1,567,971

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2012

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

Total Company sales were approximately $45.9 and $42.1 million during fiscal years ended August 31, 2012 and 2011, respectively.

The Company's principal office is located at 32275 NW Hillcrest Street, North Plains, Oregon; and the Company’s website address is www.jewettcameron.com.  Mail is not delivered to the street address, and the Company’s mailing address is P.O. Box 1010, North Plains, OR 97133.  The Company’s phone number is (503) 647-0110, and the fax number is (503) 647-2272.

The Company files reports and other information with the Securities and Exchange Commission located at 100 F. Street NE, Washington, D.C. 20549.  Copies of these filings may be accessed through their website at www.sec.gov.  Reports are also filed under Canadian regulatory requirements on SEDAR, and these reports may be accessed at www.sedar.com.

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

The Company’s authorized capital includes 20,000,000 common shares without par value; and 10,000,000 preferred shares without par value.  As of August 31, 2012 there were 1,567,971 common shares outstanding. As of November 7, 2012, there were 1,567,971 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”. The Company's common shares were listed on the Toronto Stock Exchange ("TSX") in Canada with the symbol “JCT”. However, subsequent to the fiscal 2012 year-end, the Company announced that it has voluntarily delisted its common shares from the TSX as it no longer desires to maintain dual listings, due to the costs involved and as the volume of trading on the TSX has been minimal. The delisting from the TSX occurred as of the close of business on October 11, 2012.

The Company's fiscal year ends on August 31st.

General Development of Business

Incorporation and Subsidiaries

Jewett-Cameron Trading Company Ltd. was incorporated under the Company Act of British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), which was incorporated in September 1953.  Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary.  JCLC has the following wholly owned subsidiaries.  MSI-PRO Co. (“MSI”), incorporated in April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated in October 2000, and Greenwood Products, Inc. (“Greenwood”), incorporated in February 2002.  Jewett-Cameron Trading Company, Ltd. and its subsidiaries have no significant assets in Canada.

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

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash.

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

During fiscal 2012 and 2011, sales to boat manufacturers represented approximately 17% and 15% respectively of total segment sales.  Likewise, Greenwood’s total sales for fiscal 2012 and 2011 were 17% and 20% respectively of total Company sales.

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

Customer Concentration

The top ten customers were responsible for 62% and 56% of total Company sales for the years ended August 31, 2012 and August 31, 2011 respectively.  Also, the Company’s single largest customer was responsible for 20% and 18% of total Company sales for the years ended August 31, 2012 and August 31, 2011 respectively.

Employees

As of August 31, 2012, the Company had 49 full-time employees.  By segment these employees were located as follows: Greenwood 4, JCLC 28, JCSC 11, and MSI 6.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the officers of the Company are employed by JCLC.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was 3,300 shares on NASDAQ for the fiscal year ended August 31, 2012 and significantly less in Canada.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2012 our top ten customers represented 62% of our total sales, and our single largest customer was responsible for 20% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico, and are primarily in the marine and retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million, of which $5 million is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2012.  Based on this process we did not identify any material weaknesses.  Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         --- No Disclosure Necessary ---

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 40,000 square feet of covered space (6,000 office, 10,000 manufacturing, and 24,000 warehouse), a little over three acres of paved yard space, and was completed in October 1995.  The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base for JCLC, Greenwood and MSI.

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

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash. The land consists of 7.5 acres and the fixed assets included 12,000 square feet of buildings. The Company is currently negotiating an operating lease with an outside party.

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

Litigation was completed on March 5, 2007 with the court’s general judgment and money award.  The net effect was a money judgment in favor of Greenwood Forest Products, Inc. for $242,604 and an award of contested intellectual property rights to the Company.  The Company accrued reserves to cover the money judgment related to this dispute.  Both parties filed appeals for review of the court’s opinion.

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

In February 2012, the Company received the decision from the Oregon Supreme Court which reversed in part the decision of the Oregon Court of Appeals in a way favorable to the Company. The case is now returned to the Oregon Court of Appeals for further consideration. As the decision was favorable to Jewett Cameron, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal has been treated as a one-time gain during the period. During the 3rd and 4th quarters of fiscal 2012 ended August 31, 2012, the Company recorded $13,467 of interest income as a result of the favorable difference in interest rates between the two judgments.

b)

In May 2012, a lawsuit was filed by the State of Oregon, Department of Transportation, against Jewett-Cameron Lumber Corporation seeking to obtain a portion of Jewett-Cameron property in a project to widen and improve a state highway. This matter does not involve a claim against Jewett-Cameron; as the ultimate result of the lawsuit will be a determination of the amount that the State of Oregon should pay Jewett-Cameron for obtaining its property through an eminent domain proceeding. The State of Oregon has previously offered to resolve the case for the payment of $300,000 to Jewett-Cameron. Jewett-Cameron has filed an Answer and Counterclaim. The matter is currently being set for trial.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/12	133,900	$ 13.61	$ 10.13	$ 13.61
Quarterly
8/31/12	224,900	$ 11.80	$ 8.59	$ 10.12
5/31/12	123,500	$ 9.50	$ 8.68	$ 9.05
2/29/12	401,400	$ 9.39	$ 7.58	$ 9.15
11/30/11	85,100	$ 9.25	$ 7.45	$ 8.00

8/31/11	135,200	$ 10.98	$ 8.68	$ 9.13
5/31/11	264,200	$ 10.79	$ 8.86	$ 10.50
2/28/11	204,800	$ 10.60	$ 8.77	$ 10.60
11/30/10	456,400	$ 9.88	$ 6.75	$ 9.35

Annually
8/31/12	834,900	$ 11.80	$ 7.45	$ 10.12
8/31/11	1,060,600	$ 10.98	$ 6.75	$ 9.13
8/31/10	390,300	$ 8.30	$ 5.73	$ 6.85
8/31/09	239,700	$ 7.33	$ 4.00	$ 5.84
8/31/08	432,286	$ 10.48	$ 6.50	$ 7.34

The Company’s common shares formerly traded on the Toronto Stock Exchange ("TSX") in Canada, under the trading symbol “JCT”.  The common stock commenced public trading on the Toronto Stock Exchange in February 1994 following over six years of trading on the Vancouver Stock Exchange. Effective at the close of business on October 11, 2012, the Company voluntarily delisted its common shares from the TSX. The Company no longer desires to maintain dual listings due to the costs involved and the volume of trading on the TSX has been minimal.

Table No. 2 lists the volume of trading along with the high, low, and last prices on the TSX for the Company's common shares. Prices are adjusted to reflect all stock splits.

Table No. 2

Toronto Stock Exchange

Common Shares Trading Activity

(Canadian Dollars)

Period Ended	Volume	High	Low	Last

Monthly
9/30/12	4,200	$ 13.27	$ 10.37	$ 13.27
Quarterly
8/31/12	8,200	$ 11.25	$ 9.01	$ 10.37
5/31/12	1,500	$ 9.10	$ 9.00	$ 9.10
2/29/12	7,500	$ 9.05	$ 8.00	$ 9.04
11/30/11	3,200	$ 8.75	$ 8.00	$ 8.45

8/31/11	6,700	$ 10.44	$ 8.50	$ 8.50
5/31/11	7,100	$ 11.00	$ 10.00	$ 10.45
2/28/11	5,000	$ 10.09	$ 8.74	$ 10.09
11/30/10	3,800	$ 9.31	$ 7.00	$ 9.05

Annually
8/31/12	20,400	$ 11.25	$ 8.00	$ 10.37
8/31/11	22,600	$ 11.00	$ 7.00	$ 8.50
8/31/10	11,000	$ 7.53	$ 6.25	$ 7.40
8/31/09	9,500	$ 7.50	$ 4.00	$ 6.75
8/31/08	7,700	$ 9.39	$ 6.49	$ 7.50

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On November 7, 2012 there were 1,567,971 of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2011 and 2012, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

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

On July 13, 2011, the Company announced the implementation of a new share repurchase plan. Under this plan, the Company could repurchase and cancel up to 300,000 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ"). Transactions may involve the Jewett-Cameron Trading Company Employee Stock Ownership Plan, and may also involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. This share repurchase plan commenced on July 25, 2011 and terminated on October 21, 2011. The Company repurchased a total of 60,500 common shares under this plan, including 28,352 shares purchased from the Jewett Cameron Employee Stock Ownership Plan. The total cost of the shares acquired was $552,295 at an average share price of $9.13.

On January 17, 2012, the Company announced the implementation of a new share repurchase plan. Under this plan, the Company could repurchase and cancel up to 300,000 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ") under similar terms as the July 13, 2011 plan. This share repurchase plan commenced on January 23, 2012 and terminated on May 11, 2012. The Company repurchased a total of 290,486 common shares under this plan, including 196,537 shares purchased from the Jewett Cameron Employee Stock Ownership Plan. The total cost of the shares acquired was $2,621,440 at an average share price of $9.02.

On August 17, 2012, the Company announced the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 400,000 common shares through facilities of NASDAQ.  Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron’s Insider Trading Policy. Purchases shall be limited to daily purchases in an amount up to 25% of the Average Daily Trading Volume ("ADTV") in its shares, or one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. This share repurchase plan commenced on August 20, 2012 and will remain in place until March 15, 2013 but may be limited or terminated at any time without prior notice. As of November 7, 2012, no common shares have been repurchased under the new plan.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2012 and fiscal 2011.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2012
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,241	$ 11,752	$ 16,113	$ 10,840	$ 45,946
Gross profit	1,466	2,091	2,807	2,275	8,639
Net income	64	1,288	937	771	3,060
Basic earnings per share	$ 0.04	$ 0.75	$ 0.54	$ 0.45	$ 1.78
Diluted earnings per share	$ 0.04	$ 0.75	$ 0.54	$ 0.45	$ 1.78

For the Year Ended August 31, 2011
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 6,085	$ 11,860	$ 12,913	$ 11,198	$ 42,056
Gross profit	1,446	2,126	2,430	2,124	8,126
Net income / (loss)	(846)	497	604	647	902
Basic earnings / (loss) per share	$ (0.41)	$ 0.24	$ 0.30	$ 0.31	$ 0.44
Diluted earnings / (loss) per share	$ (0.41)	$ 0.24	$ 0.30	$ 0.31	$ 0.44

2012 quarterly per share earnings were calculated using weighted average number of common shares outstanding of  1,722,106 (2011 - 2,060,587).

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2012 and August 31, 2011

Sales totaled $45,945,530 in fiscal 2012 compared to sales of $42,056,470 in fiscal 2011, which was an increase of $3,889,060, or 9%.  Sales increased at JCLC, JCSC and MSI as we successfully increased our market share in certain product lines, but were offset somewhat due to lower sales at Greenwood.

Gross margin was 18.8% in fiscal 2012 compared to 19.3% in fiscal 2011. The gross margins for the current year continue to be negatively affected by higher material and transportation costs. Operating expenses decreased by $213,852 from $5,290,113 in fiscal 2011 to $5,076,261 in fiscal 2012. The decline was primarily due to continued efforts at cost control, particularly in Selling, general and administrative, which fell to $1,463,550 from $1,680,428. Wages and employee benefits rose slightly to $3,368,495 from $3,348,143 in fiscal 2011. Depreciation and amortization declined to $244,216 in fiscal 2012 compared to $261,542 in fiscal 2011.  Income from operations rose to $3,563,140 in fiscal 2012 compared to $2,836,248 in fiscal 2011.

Income before income taxes was $5,019,994 in fiscal 2012 compared to $1,430,703 in fiscal 2011. The higher income in the current year was largely due to other items related to the favorable decision for the Company from the Oregon Supreme Court in the Company's lawsuit filed in relation to the acquisition of inventory by Greenwood Products. This included the reversal of litigation reserves which provided income of $1,443,629 in fiscal 2012 compared to litigation loss of $962,137 and interest expense of $440,726 in fiscal 2011 which was recorded while the Company appealed the original adverse decision to the Oregon Supreme Court. In fiscal 2012 the Company also recorded interest income of $13,968 related to the favorable difference in interest rates between the two judgments. Current and deferred income tax expense was $1,960,063 in fiscal 2012 compared to $528,309. The higher expense was due to the higher net income as well as the reversal of the litigation reserves, while income taxes were decreased in fiscal 2011 due to an income tax recovery related to the increase in the litigation reserve which had the effect of lowering the overall income tax expense for the year. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Including the positive effects of the reversal of the litigation reserve, net income for fiscal 2012 was $3,059,931, or $1.78 per basic and diluted share. Net income for fiscal 2011 was $902,394, or $0.44 per basic and diluted share, which was negatively impacted by the increase in litigation reserve. The earnings per share in 2012 were also favorably affected by the lower weighted average common shares outstanding due to the repurchase and cancellation of 340,486 common shares during fiscal 2012. The weighted number of shares outstanding was 1,722,106 in fiscal 2012 compared to 2,060,587 in fiscal 2011.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2012 were $7,866,469 compared to sales of $8,498,680 in fiscal 2011, which was a decrease of $632,211, or 7%.  The year over year decline was largely due to continued weak demand for our products. Sales of plywood to boat manufacturers represented approximately 17% and 15% of Greenwood’s total sales during 2012 and 2011 respectively, and demand from these customers has been severely affected by the continued weak economic conditions. Boat manufacturers continue to work down excess inventory accumulated over the several years, and until such point, we do not foresee an industry recovery. We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships. Greenwood had an operating loss of $89,973 in fiscal 2012 compared to an operating loss of $343,400 in fiscal 2011. The smaller operating loss reflects management's operating expense control at Greenwood, but the current depressed economic conditions and weak demand from the marine sector continues to be a challenge for this segment.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $29,819,201 in fiscal 2012 compared to sales of $26,461,084 in fiscal 2011, which was an increase of $3,358,117, or 13%. The increase in sales was due to several factors. Many current products are increasing their market share with existing customers due to our sales efforts and the Company being recognized as a reliable and valued supplier, while some new products began shipping in the 3rd quarter. Also, the weak economy has resulted in many consumers employing a "staycation" approach which has produced increased spending on home and backyard projects, including their pets. Therefore, many of our customers have expanded their pet product lines. The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2012

$21.3

$8.5

$29.8

71%

29%

100%

2011

$20.2

$6.3

$26.5

76%

24%

100%

Operating income at JCLC for 2012 was $3,451,704 compared to operating income of $2,967,668 in 2011. The higher operating income was primarily due to the higher level of sales, although overall margins continued to be pressured due to higher raw materials and transportation costs.

Seed Processing and Sales - JCSC

Sales at JCSC were $5,733,323 in fiscal 2012 compared to sales of $5,197,530 in fiscal 2011, which represents an increase of $535,793, or 10%.  Higher cereal and livestock feed prices have caused a shift by some growers from grass seed to grains, which continue to have a positive effect on recent surpluses and wholesale prices. However, overall demand remains relatively weak, primarily from the new home construction and golf course industry in North America.  Operating income at JCSC was $105,003 in fiscal 2012 compared to income of $215,910 in 2011, with the decline primarily due to higher raw material costs, and lower seed cleaning revenues on heightened competition.

Industrial Tools and Clamps - MSI

Sales at MSI were $2,526,537 in fiscal 2012 compared to sales of $1,899,176 in fiscal 2011, which was an increase of $627,361 or 33%.  Operating income at MSI was $173,614 in fiscal 2012 compared to income of $97,974 in fiscal 2011. The higher sales and income was due to the introduction of several new products by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2012

As of August 31, 2012, the Company had working capital of $14,930,305 compared to working capital of $14,970,148 as of August 31, 2011, which represents a decrease of $39,843. The largest changes affecting working capital includes the increase in cash and cash equivalents of $535,261, a decrease in accounts receivable of $804,244, an increase in inventory of $1,269,796, and a decrease in prepaid expenses of $459,384 as prepayments made to contract manufacturers on inventory purchase orders were credited upon delivery of the product. Prepaid income taxes declined from $682,527 as of August 31, 2011 to $Nil as of August 31, 2012 due to differences in the timing and amount of estimated tax payments. Current liabilities decrease slightly to $2,966,271 from $3,089,026. Accounts payable rose to $1,577,182 from $519,265 which was related to the increase in inventory; Litigation reserve fell to $170,819 from $1,627,915 due to the favorable decision for the Company by the Oregon Supreme Court in its legal proceedings; and accrued liabilities increased by $239,221. The ratio of current assets to current liabilities or current ratio as of August 31, 2012 was 6.03.

For the fiscal year ended August 31, 2012, the accounts receivable collection period or DSO was 25 days compared to 34 days for the year ended August 31, 2011. Inventory turnover for the year ended August 31, 2012 was 63 days compared to 65 days for the year ended August 31, 2011.

During the year the Company repurchased and cancelled 340,486 common shares which used cash of $3,075,559. The Company also used cash of $311,670 for the purchase of property, plant and equipment, which included the purchase of the land and fixed assets from Manning Lumber for $250,000.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $5 million, of which $5 million is available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of August 31, 2012 the one month LIBOR rate plus 200 basis points was 2.24% (0.24% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2012 or 2011.  Typically the Company passes price increases on to the customer.

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

During the year ended August 31, 2012, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have, and is not expected to have, a material impact on the Company’s financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2012, and the Company does not use derivative instruments for trading purposes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and notes thereto are attached hereto. The audit report of Davidson & Company, LLP Chartered Accountants is included herein immediately preceding the audited consolidated financial statements.

Audited Consolidated Financial Statements: fiscal 2012 and 2011

Report of Independent Registered Accounting Firm dated November 7, 2012

Consolidated Balance Sheets

Balance Sheets at 8/31/2012 and 8/31/2011

Consolidated Statements of Operations

  For the years ended 8/31/2012 and 8/31/2011

Consolidated Statements of Stockholders’ Equity

  For the years ended 8/31/2012 and 8/31/2011

Consolidated Statements of Cash Flows

  For the years ended 8/31/2012 and 8/31/2011

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 7, 2012

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Jewett-Cameron Trading Company Ltd. and Subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

November 7, 2012

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2012	2011

ASSETS

Current assets
Cash	$ 7,309,388	$ 6,774,127
Accounts receivable, net of allowance of $6,509 (August 31, 2011 - $0)	3,092,842	3,897,086
Inventory, net of allowance of $139,869 (August 31, 2011 - $204,860) (note 3)	7,085,389	5,815,593
Note receivable	20,000	41,500
Prepaid expenses	388,957	848,341
Prepaid income taxes	-	682,527

Total current assets	17,896,576	18,059,174

Property, plant and equipment, net (note 4)	1,997,109	1,850,037
Intangible assets, net (note 5)	444,203	510,771

Deferred income taxes (note 6)	101,573	157,862

Total assets	$ 20,439,461	$ 20,577,844

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2012	2011

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,577,182	$ 519,265
Litigation reserve (Note 13(a))	170,819	1,627,915
Accrued liabilities	1,181,067	941,846
Accrued income taxes	37,203	-

Total current liabilities	2,966,271	3,089,026

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,567,971 common shares (August 31, 2011 - 1,908,457)	1,479,721	1,801,043
Additional paid-in capital	600,804	600,804
Retained earnings	15,392,665	15,086,971

Total stockholders’ equity	17,473,190	17,488,818

Total liabilities and stockholders’ equity	$ 20,439,461	$ 20,577,844

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2012	2011

SALES	$ 45,945,530	$ 42,056,470

COST OF SALES	37,306,129	33,930,109

GROSS PROFIT	8,639,401	8,126,361

OPERATING EXPENSES
Selling, general and administrative	1,463,550	1,680,428
Depreciation and amortization	244,216	261,542
Wages and employee benefits	3,368,495	3,348,143
	5,076,261	5,290,113

Income from operations	3,563,140	2,836,248

OTHER ITEMS
Loss on sale of property, plant and equipment	-	(2,652)
Interest and other income (loss)	13,968	(30)
Interest expense	(743)	(440,726)
Litigation income (loss) (note 13(a))	1,443,629	(962,137)
	1,456,854	(1,405,545)

Income before income taxes	5,019,994	1,430,703

Income taxes (note 6)
Current	1,903,774	487,589
Deferred	56,289	40,720

Net income for the year	$ 3,059,931	$ 902,394

Basic earnings per common share	$ 1.78	$ 0.44

Diluted earnings per common share	$ 1.78	$ 0.44

Weighted average number of common shares outstanding:
Basic	1,722,106	2,060,587
Diluted	1,722,106	2,060,587

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2010	2,311,937	$ 2,181,814	$ 600,804	$ 17,263,951	$ 20,046,569

Shares repurchased and cancelled (note 9)	(403,480)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	1,908,457	1,801,043	600,804	15,086,971	17,488,818

Shares repurchased and cancelled (note 9)	(340,486)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	1,567,971	$ 1,479,721	$ 600,804	$ 15,392,665	$ 17,473,190

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 3,059,931	$ 902,394
Items not affecting cash:
Depreciation and amortization	244,216	261,542
Loss on sale of property, plant and equipment	-	2,652
Deferred income taxes	56,289	40,720
Litigation (income) loss	(1,443,629)	962,137
Interest (income) expense on litigation	(13,467)	440,726

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	804,244	(22,972)
Decrease in note receivable	21,500	-
(Increase) decrease in inventory	(1,269,796)	450,189
Decrease (increase) decrease in prepaid expenses	459,384	(791,645)
Decrease (increase) in prepaid income taxes	682,527	(682,527)
Increase (decrease) in accounts payable and accrued liabilities	1,297,138	82,132
Increase (decrease) in accrued income taxes	37,203	(8,133)

Net cash provided by operating activities	3,935,540	1,637,215

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	-	5,450
Purchase of property, plant and equipment	(311,670)	(118,707)
Purchase of intangible assets and other	(13,050)	-

Net cash used in investing activities	(324,720)	(113,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,075,559)	(3,460,145)

Net cash used in financing activities	(3,075,559)	(3,460,145)

Net increase (decrease) in cash	535,261	(1,936,187)

Cash, beginning of year	6,774,127	8,710,314

Cash, end of year	$ 7,309,388	$ 6,774,127

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2012, cash was $7,309,388 compared to $6,774,127 at August 31, 2011.  At August 31, 2012 and 2011, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 66 months and 78 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2012 and 2011 are as follows:

	2012	2011

Net income	$ 3,059,931	$ 902,394

Basic weighted average number of common shares outstanding	1,722,106	2,060,587

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	1,722,106	2,060,587

Basic and diluted earnings per common share	$ 1.78	$ 0.44

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the years ended August 31, 2012 and 2011, and there were no options outstanding on August 31, 2012 or 2011.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2012 and 2011 follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$7,309,388	$7,309,388	$6,774,127	$6,774,127
Accounts receivable, net of allowance	3,092,842	3,092,842	3,897,086	3,897,086
Note receivable	20,000	20,000	41,500	41,500
Accounts payable and accrued liabilities	2,758,249	2,758,249	1,461,111	1,461,111

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$7,309,388	$7,309,388	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

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

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood products, specialty metal products, and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed, products sold and collection of the amounts is reasonably assured.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in the current year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends existing disclosure requirements under ASC 820. ASU No. 2010-06 requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 will only impact disclosures and is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have, and is not expected to have, a material impact on the Company’s financial statements.

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

3.

INVENTORY

A summary of inventory as of August 31, 2012 and 2011 follows:

	2012	2011

Wood products and metal products	$ 6,457,600	$ 4,926,121
Industrial tools	437,347	456,523
Agricultural seed products	190,442	432,949

	$ 7,085,389	$ 5,815,593

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2012 and 2011 follows:

	2012	2011

Office equipment	$ 491,470	$ 612,709
Warehouse equipment	1,343,311	1,136,002
Buildings	2,362,555	2,339,815
Land	818,072	615,213
	5,015,408	4,703,739

Accumulated depreciation	(3,018,299)	(2,853,702)

Net book value	$ 1,997,109	$ 1,850,037

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2012 and 2011 follows:

	2012	2011
Patent	$ 850,000	$ 850,000
Other	43,655	30,605
	893,655	880,605
Accumulated amortization	(449,452)	(369,834)

Net book value	$ 444,203	$ 510,771

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2012	2011

Computed tax at the federal statutory rate	$ 1,646,365	$ 429,518
State taxes, net of federal benefit	241,237	40,164
Depreciation	(3,266)	18,456
Inventory reserve	62,282	15,365
Other	13,445	24,806

Provision for income taxes	$ 1,960,063	$ 528,309

Current income taxes	$ 1,903,774	$ 487,589
Deferred income taxes	56,289	40,720
	$ 1,960,063	$ 528,309

Deferred income tax assets as of August 31, 2012 of $101,573 (August 31, 2011 - $157,862) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2012	2011

Deferred tax assets:
Allowance for inventory	$ 77,920	$ 140,202
Allowance for bad debts	2,727	-
Difference between book and tax depreciation	20,926	17,660

Total deferred tax assets	101,573	157,862
Valuation allowance	-	-

Net deferred tax assets	$ 101,573	$ 157,862

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of August 31, 2012 or August 31, 2011.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

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

The Company had no stock options outstanding as of the years ended August 31, 2012 and August 31, 2011.

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

ESOP compensation expense was $Nil and $141,518 for the fiscal years ended August 31, 2012 and 2011, respectively, and is included in wages and employee benefits.  The ESOP shares are as follows:

	2012	2011

Shares owned by ESOP	Nil	224,939

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the years ended August 31, 2012 and 2011 the 401(k) compensation expense was $186,906 and $53,432, respectively.

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

During the 1st quarter of fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of the defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against the plaintiffs is for $1,187,137.  The Company appealed the decision to the Oregon Supreme Court. During the 1st quarter of fiscal 2011, the Company recorded a litigation loss of $962,137 and interest of $391,988 in addition to the existing litigation reserve of $225,000. Additional interest of $48,790 was recorded during the remainder of fiscal 2011. During the 1st quarter of fiscal 2012 ended November 30, 2011, additional interest of $16,204 was accrued.

In February 2012, the Company received the decision from the Oregon Supreme Court which was favorable to Jewett Cameron as plaintiff. As a result, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal was treated as a one-time gain during the quarter.

During the third and fourth quarters of fiscal 2012 ended August 31, 2012, the Company recorded $13,467 of Interest income due to the favourable difference in interest rates between the judgments.

A summary of the litigation reserve is as follows:

	August 31, 2012	August 31, 2011

Litigation loss	$ -	$ 962,137
Litigation reserve	184,286	225,000
Interest expense	-	440,778
Interest income	(13,467)	-
Total	$ 170,819	$ 1,627,915

b)

At August 31, 2012 and August 31, 2011 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the years ended August 31:

	2012	2011

Sales to unaffiliated customers:
Industrial wood products	$ 7,866,469	$ 8,498,680
Lawn, garden, pet and other	29,819,201	26,461,084
Seed processing and sales	5,733,323	5,197,530
Industrial tools and clamps	2,526,537	1,899,176
	$ 45,945,530	$ 42,056,470

Income (loss) before income taxes:
Industrial wood products	$ (109,345)		$ (350,378)
Lawn, garden, pet and other	3,437,720	*	2,882,208	*
Seed processing and sales	71,614		180,527
Industrial tools and clamps	147,859		73,218
Unallocated overhead	15,050		48,043
	$ 3,562,898		$ 2,833,618

Identifiable assets:
Industrial wood products	$ 1,961,561		$ 2,814,024
Lawn, garden, pet and other	16,632,902		16,265,811
Seed processing and sales	1,320,437		917,012
Industrial tools and clamps	514,637		586,897
Unallocated overhead	9,924		(5,900)
	$ 20,439,461		$ 20,577,844

Depreciation and amortization:
Industrial wood products	$ 1,613		$ 1,737
Lawn, garden, pet and other	220,539		236,484
Seed processing and sales	16,780		20,378
Industrial tools and clamps	5,284		2,943
	$ 244,216		$ 261,542

*

For comparability purposes, this amount excludes one-time charges for litigation income of $1,443,629 and related interest of $13,467 in fiscal 2012 and litigation reserve of ($962,137) and related interest of ($440,778) in fiscal 2011.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

	2012	2011

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	294,705	82,932
Seed processing and sales	15,465	35,775
Industrial tools and clamps	14,550	-
	$ 324,720	$ 118,707
Interest expense:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	440,726
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Unallocated overhead	743	-
	$ 743	$ 440,726

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2012	2011

Sales	$ 15,202,776	$ 14,578,000

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2012	2011

United States	$ 41,935,912	$ 37,275,697
Canada	2,099,210	2,735,212
Mexico/Latin America	1,434,467	1,002,259
Europe	395,957	481,388
Asia/Pacific	79,984	527,533
Africa	-	34,381

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2012 and 2011.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2012, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 29%. At August 31, 2011, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 57%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2012, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,763,460. For the fiscal year ended August 31, 2011, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,523,308.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2012 and 2011 are summarized as follows:

	2012	2011

Cash paid during the year for:
Interest	$ 743	$ -
Income taxes	$ 520,000	$ 1,159,779

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2012 and 2011 and for the years then ended is included on Page 19 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2012 and 2011 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

November 7, 2012

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2012

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2011

Allowance deducted from related Balance sheet account:
Inventory	$ 221,200	$ -	$ -	$ (16,340)	$ 204,860

Deferred tax valuation account	$ -	$ -	$ -	$ -	-

August 31, 2012

Allowance deducted from related Balance sheet account:
Inventory	$ 204,860	$ -	$ -	$ (64,991)	$ 139,869

Deferred tax valuation account	$ -	$ -	$ -	$ -	$ -

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2012.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 7, 2012 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	72	July 1987
Ted A. Sharp (1) (2)	64	September 2004
Jeffrey G. Wade (1) (2)	71	March 2007
Ralph E. Lodewick (1) (2)	77	February 2008

(1)

Member of Audit Committee.

(2)

Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of November 7, 2012, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the board of directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company, with the exception of the CFO who spends 50% of his time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	72	July 1987
Murray G. Smith	Chief Financial Officer	41	September 2009
Michael C. Nasser	Corporate Secretary	66	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over 44 years of management experience and has been Chief Executive Officer of the Company since its beginning in 1987. Before this he worked for companies including Sunrise Forest Products, Oregon Pacific Industries, and Tektronix.

Murray G. Smith is a licensed CPA with over 20 years of accounting and finance leadership experience.  Prior to joining Jewett-Cameron as Chief Financial Officer, he led the Company’s Sarbanes-Oxley compliance program the previous two years.  Previous employers have included Intel, Arthur Andersen, & Teledyne, and he currently serves as Chief Financial Officer of Paulson Capital Corporation, an investment company whose common shares are traded on NASDAQ.  Mr. Smith is a graduate of the University of Washington.

Michael C. Nasser has over 39 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Ted A. Sharp is Chairman of the Company’s Audit Committee.  He has been a Certified Public Accountant since 1978 and since 2002 has been Controller for Cherry City Electric in Salem, Oregon. Previously he was Chief Financial Officer of Cord Communications, and before that he worked for companies including Westower Communications.  Mr. Sharp is a graduate of the University of Oregon.

Jeffrey G. Wade has approximately 39 years of business experience holding a variety of positions.  These have included Finance Director – International Operations for Novell, Chief Financial Officer of Univel, and Group Controller – International Operations for Tektronix.  Mr. Wade has an MBA from Northeastern University, and his undergraduate degree is from Willamette University.

Ralph E. Lodewick has an extensive business and governance background covering over 43 years.  Employers have included Tektronix, and he has owned businesses involved in art and music.  He has served on the board of directors of City Arts and the Mt. Hood Festival of Jazz.  Also, he has been a board member and board president of the Jazz Society of Oregon and the Multnomah Arts Center Association.

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

In accordance with the requirements of the U.S. Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, LLP Chartered Accountants, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company, LLP Chartered Accountants for audit and permitted non-audit services are submitted to the audit committee for approval prior to the beginning of any such services.

The current members of the audit committee are Ted Sharp, Jeff Wade, and Ralph Lodewick.  All current members of the audit committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The audit committee met three times in fiscal 2010, three times in fiscal 2011, and two times in fiscal 2012.

Compliance with Section 16(a) of the Exchange Act.

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the company with respect to its most recent fiscal year, as well as any written representations received by the company from persons required to file such forms, and management has determined there were no reports that failed to be filed on a timely basis as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2012, 2011 and 2010 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer
	2012	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 1,440
	2011	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 3,960
	2010	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 2,841

Michael Nasser, Corporate Secretary
	2012	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 2,400
	2011	$177,000	$60,000	$ -	$ -	$ -	$ -	$ 9,400
	2010	$177,000	$40,000	$ -	$ -	$ -	$ -	$ 7,141

Murray Smith, Chief Financial Officer
	2012	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 2,400
	2011	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 6,090
	2010	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 6,213

The Company may grant stock options to directors, executive officers and employees.  The Company established an ESOP that covered all eligible employees. However, effective June 30, 2012, the ESOP has been terminated, subject to the approval of the Internal Revenue Service.  The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2012 to provide pension, retirement or similar benefits for directors or executive officers.

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

No options were granted during fiscal 2010, fiscal 2011 or fiscal 2012, and as of August 31, 2012 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.  For the years ended August 31, 2012 and 2011 the 401(k) compensation expense was $186,906 and $53,432, respectively.  The contributions for Donald Boone were $1,440 and $1,440 for the fiscal years ended August 31, 2012 and 2011 respectively.  The contributions for Michael Nasser were $2,400 and $2,400 for the fiscal years ended August 31, 2012 and 2011 respectively.  The contributions for Murray Smith were $2,400 and $Nil for the fiscal years ended August 31, 2012 and 2011, respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company formerly sponsored an ESOP that covered all U.S. employees who were employed by the Company on August 31st of each year and who had at least one thousand hours with the company in the twelve months preceding that date. The ESOP granted to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company recorded compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $Nil and $141,518 for the fiscal years ended August 31, 2012 and 2011 respectively.  The ESOP shares allocated as of August 31, 2012 and 2011 were Nil and Nil respectively.  The contributions for Donald Boone were $Nil and $2,520 for the fiscal years ended August 31, 2012 and 2011 respectively.  The contributions for Michael Nasser were $Nil and $7,000 for the fiscal years ended August 31, 2012 and 2011 respectively.  The contributions for Murray Smith were $Nil and $6,090 for the fiscal years ended August 31, 2012 and 2011, respectively.  There are no un-funded liabilities.

Starting for the first time in the fiscal year ended August 31, 2008 the compensation expense associated with the ESOP has been invested on behalf of the plan participants in the Vanguard Star Fund, which is a low cost, broadly diversified mutual fund that owns both stocks and bonds.  This move by the Company was designed to provide plan participants with some degree of diversification in their ownership stake in the ESOP. Effective June 30, 2012, the ESOP has been terminated, subject to the approval of the Internal Revenue Service.  No further contributions shall be made to the ESOP.  Upon receipt of approval from the Internal Revenue Service, the remaining assets shall be distributed to the participants pursuant to the terms of the Plan.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2012 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2012 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2012 the following cash payments were paid to directors to compensate them for board meetings attended:  Ted Sharp $3,100, Jeff Wade $3,100 and Ralph Lodewick $3,100.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2012 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2012 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2012 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

The board of director’s basis for Donald Boone’s compensation was set many years ago, and this compensation has remained unchanged at his request.  This amount of compensation is substantially less than what would ordinarily be considered as normal compensation for being Chief Executive Officer of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation.  It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 7, 2012.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone 12615 S.W. Parkway Portland, Oregon 97225	495,481	31.6%

Common	Michael C. Nasser 3150 S.W. 72nd Avenue Portland, Oregon 97225	187,184	11.9%

Common	Murray G. Smith 13318 Hidden Bay Court Lake Oswego, Oregon 97035	Nil	Nil

Total directors, executive officers, and 5% shareholders		682,665	43.5%

(1)

Based on 1,567,971 shares outstanding as of November 7, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In accordance with the requirements of the U.S. Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, we introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, LLP Chartered Accountants, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company, LLP Chartered Accountants for audit and permitted non-audit services are submitted to the finance and audit committee for approval prior to the beginning of any such services.

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2012	2011

Audit fees	$ 90,350	$ 90,000
Tax fees	1,000	1,000
All other fees (1)	24,750	24,750

Total	$ 116,100	$ 115,750

(1)  FY2012:

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 7, 2012	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 7, 2012	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Dated: November 7, 2012	By: /s/ "Murray G. Smith" Murray G. Smith, Chief Financial Officer

Dated: November 7, 2012	By: /s/ "Michael C. Nasser" Michael C. Nasser, Corporate Secretary

Dated: November 7, 2012	By: /s/ "Ted A. Sharp" Ted A. Sharp, Director

Dated: November 7, 2012	By: /s/ "Jeffrey G. Wade" Jeffrey G. Wade, Director

Dated: November 7, 2012	By: /s/ "Ralph E. Lodewick" Ralph E. Lodewick, Director