Form 10-K/A
period 2012-08-31
JEWETT CAMERON TRADING CO LTD
filed 2012-12-11
CIK 885307

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

Explanatory Note

The purpose of this amendment on Form 10-K/A to Jewett Cameron's Form 10-K Annual Report for the year ended August 31, 2012 as filed with the Securities and Exchange Commission on November 7, 2012 is solely to furnish the XBRL Interactive Data Files as exhibit 101 to the Form 10-K which were not included in the original filing.

There have been no other changes made to the Form 10-K. This Form 10-K/A Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update disclosures made in the Form 10-K.

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: December 7, 2012	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 7, 2012	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Dated: December 7, 2012	By: /s/ "Murray G. Smith" Murray G. Smith, Chief Financial Officer

Dated: December 7, 2012	By: /s/ "Michael C. Nasser" Michael C. Nasser, Corporate Secretary

Dated: December 7, 2012	By: /s/ "Ted A. Sharp" Ted A. Sharp, Director

Dated: December 7, 2012	By: /s/ "Jeffrey G. Wade" Jeffrey G. Wade, Director

Dated: December 7, 2012	By: /s/ "Ralph e. Lodewick" Ralph E. Lodewick, Director