Form 10-Q
period 2012-11-30
JEWETT CAMERON TRADING CO LTD
filed 2013-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value –

1,567,971 common shares as of January 14, 2013.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2012

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2012	August 31, 2012

ASSETS

Current assets
Cash	$ 7,256,455	$ 7,309,388
Accounts receivable, net of allowance of $0 (August 31, 2012 - $6,509)	2,666,822	3,092,842
Inventory, net of allowance of $125,756 (August 31, 2012 - $139,869) (note 3)	5,761,024	7,085,389
Note receivable	-	20,000
Prepaid expenses	1,968,569	388,957

Total current assets	17,652,870	17,896,576

Property, plant and equipment, net (note 4)	2,072,050	1,997,109

Intangible assets, net (note 5)	423,901	444,203

Deferred income taxes (note 6)	87,250	101,573

Total assets	$ 20,236,071	$ 20,439,461

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2012	August 31, 2012

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 828,452	$ 1,577,182
Litigation reserve (Note 12(a))	164,158	170,819
Accrued liabilities	958,568	1,181,067
Accrued income taxes	330,957	37,203

Total current liabilities	2,282,135	2,966,271

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,567,971 common shares (August 31, 2012 - 1,567,971)	1,479,721	1,479,721
Additional paid-in capital	600,804	600,804
Retained earnings	15,873,411	15,392,665

Total stockholders’ equity	17,953,936	17,473,190

Total liabilities and stockholders’ equity	$ 20,236,071	$ 20,439,461

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2012	2011

SALES	$ 9,296,405	$ 7,240,610

COST OF SALES	7,305,399	5,774,415

GROSS PROFIT	1,991,006	1,466,195

OPERATING EXPENSES
Selling, general and administrative expenses	335,820	428,348
Depreciation and amortization	57,494	61,198
Wages and employee benefits	825,307	813,713

	1,218,621	1,303,259

Income from operations	772,385	162,936

OTHER ITEMS
Interest and other income	16,710	-
Interest expense (note 12(a))	-	(16,204)
	16,710	(16,204)

Income before income taxes	789,095	146,732

Income tax expense	(308,349)	(82,699)

Net income	$ 480,746	$ 64,033

Basic earnings per common share	$ 0.31	$ 0.03

Diluted earnings per common share	$ 0.31	$ 0.03

Weighted average number of common shares outstanding:
Basic	1,567,971	1,900,215
Diluted	1,567,971	1,900,215

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2010	2,311,937	$ 2,181,814	$ 600,804	$ 17,263,951	$ 20,046,569

Shares repurchased and cancelled (note 9)	(403,480)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	1,908,457	1,801,043	600,804	15,086,971	17,488,818

Shares repurchased and cancelled (note 9)	(340,486)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	1,567,971	$ 1,479,721	$ 600,804	$ 15,392,665	$ 17,473,190

Net income	-	-	-	480,746	480,746

November 30, 2012	1,567,971	$ 1,479,721	$ 600,804	$ 15,873,411	$ 17,953,936

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 480,746	$ 64,033
Items not involving an outlay of cash:
Depreciation and amortization	57,494	61,198
Deferred income taxes	14,323	752
Interest income on litigation	(6,661)	-

Changes in non-cash working capital items:
Decrease in accounts receivable	426,020	1,044,596
Decrease (increase) in inventory	1,324,365	(2,677,341)
Decrease in note receivable	20,000	-
(Increase) in prepaid expenses	(1,579,612)	(483)
(Decrease) increase in accounts payable and accrued liabilities	(971,229)	509,154
Increase in accrued income taxes	293,754	81,947

Net cash provided (used) by operating activities	59,200	(916,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(112,133)	(12,813)
Purchase of intangible assets and other	-	(4,550)

Net cash used in investing activities	(112,133)	(17,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(454,120)

Net cash used in financing activities	-	(454,120)

Net (decrease) in cash	(52,933)	(1,387,627)

Cash, beginning of period	7,309,388	6,774,127

Cash, end of period	$ 7,256,455	$ 5,386,500

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2012 and August 31, 2012 and its results of operations and cash flows for the three month periods ended November 30, 2012 and November 30, 2011 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2013.

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

November 30, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2012, cash was $7,256,455 compared to $7,309,388 at August 31, 2012.  At November 30, 2012 and August 31, 2012, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems. Amortization is calculated using the straight-line method over the remaining lives of 63 months and 75 months, respectively, and are reviewed annually for impairment.

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

November 30, 2012

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

The earnings per share data for the three months ended November 30, 2012 and November 30, 2011 are as follows:

	2012	2011

Net income	$ 480,746	$ 64,033

Basic weighted average number of common shares outstanding	1,567,971	1,900,215

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	1,567,971	1,900,215

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the quarter ended November 30, 2012, and there were no options outstanding on November 30, 2012.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2012 and August 31, 2012 follows:

	November 30, 2012		August 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$7,256,455	$7,256,455	$7,309,388	$7,309,388
Accounts receivable, net of allowance	2,666,822	2,666,822	3,092,842	3,092,842
Note receivable	-	-	20,000	20,000
Accounts payable and accrued liabilities	1,787,020	1,787,020	2,758,249	2,758,249

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included in situations where there is little, if any, market activity for the asset:

	November 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$7,256,455	$7,256,455	$—	$—

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

November 30, 2012

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the classifications used in the current period.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", which provides guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance did not have, and is not expected to have, a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income" which provides guidance regarding presentation of other comprehensive income in the financial statements. This guidance will eliminate the option under GAAP to present other comprehensive income in the statement of changes in equity. Under the guidance, the Company will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance did not have, and is not expected to have, a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 "Testing Goodwill for Impairment", which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance did not have, and is not expected to have, a material impact on the Company’s consolidated financial statements

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2012	August 31, 2012

Wood products and metal products	$ 5,168,783	$ 6,457,600
Industrial tools	525,450	437,347
Agricultural seed products	66,791	190,442

	$ 5,761,024	$ 7,085,389

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2012	August 31, 2012

Office equipment	$ 493,686	$ 491,470
Warehouse equipment	1,433,335	1,343,311
Buildings	2,382,448	2,362,555
Land	818,072	818,072
	5,127,541	5,015,408

Accumulated depreciation	(3,055,491)	(3,018,299)

Net book value	$ 2,072,050	$ 1,997,109

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2012	August 31, 2012
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(469,754)	(449,452)

Net book value	$ 423,901	$ 444,203

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of November 30, 2012 of $87,250 (August 31, 2012 - $101,573) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of November 30, 2012 or August 31, 2012.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

10.

STOCK OPTIONS

The Company has a stock option program under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

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

The Company had no stock options outstanding as of the November 30, 2012 and August 31, 2012.

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

	August 31, 2012	August 31, 2011

Shares owned by ESOP	Nil	224,939

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

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

During the year ended August 31, 2012, the Company recorded $13,467 of interest income due to the favourable difference in interest rates between the judgments. During the first quarter of fiscal 2013 ended November 30, 2012, the Company recorded $6,661 of interest income.

A summary of the litigation reserve is as follows:

	November 30, 2012	August 31, 2012

Litigation loss	$ -	$ -
Litigation reserve	170,819	184,286
Interest expense	-	-
Interest income	(6,661)	(13,467)
Total	$ 164,158	$ 170,819

b)

At November 30, 2012 and August 31, 2012 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

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

Following is a summary of segmented information for the three month periods ended November 30:

	2012	2011

Sales to unaffiliated customers:
Industrial wood products	$ 2,361,471	$ 1,487,774
Lawn, garden, pet and other	4,772,939	3,574,366
Seed processing and sales	1,810,645	1,687,111
Industrial tools and clamps	351,350	491,359
	$ 9,296,405	$ 7,240,610

Income (loss) before income taxes:
Industrial wood products	$ 62,545	$ (93,112)
Lawn, garden, pet and other	586,951	181,791
Seed processing and sales	109,004	97,850
Industrial tools and clamps	34,732	(12,553)
Unallocated overhead	(4,137)	(27,244)
	$ 789,095	$ 146,732

Identifiable assets:
Industrial wood products	$ 1,840,340	$ 3,002,705
Lawn, garden, pet and other	16,982,560	15,907,800
Seed processing and sales	727,220	1,155,861
Industrial tools and clamps	609,409	623,310
Unallocated overhead	76,542	7,235
	$ 20,236,071	$ 20,696,911

Depreciation and amortization:
Industrial wood products	$ 403	$ 403
Lawn, garden, pet and other	51,781	55,384
Seed processing and sales	3,884	4,675
Industrial tools and clamps	1,426	736
	$ 57,494	$ 61,198

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2012	2011
Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	112,133	12,813
Seed processing and sales	-	-
Industrial tools and clamps	-	-
	$ 112,133	$ 12,813

Interest expense:
Lawn, garden, pet and other	$ -	$ 16,204

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30:

	2012	2011
Sales	$ 1,926,150	$ Nil

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarter ended November 30:

	2012	2011

United States	$ 7,680,338	$ 6,862,527
Canada	467,597	250,022
Mexico/Latin America	1,097,390	(42,442)
Europe	33,306	117,375
Asia/Pacific	17,774	53,128

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2012 and 2011.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2012

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2012, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 29%. At November 30, 2011, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 13%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2012, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $2,250,297. For the three months ended November 30, 2011, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,542,079.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2012 and August 31, 2012 and its results of operations and cash flows for the three month period ended November 30, 2012 and November 30, 2011 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2012 and November 30, 2011

For the three months ended November 30, 2012, sales increased $2,055,795 to $9,296,405 from $7,240,610 for the three months ended November 30, 2011.  The increase is due to higher sales in the lawn and garden, industrial wood, and seed segments.

Sales at Greenwood were $2,361,471 for the three months ended November 30, 2012 compared to sales of $1,487,774 for the three months ended November 30, 2011, which was an increase of $873,697, or 59%.  The increase in sales was due to successful sales efforts obtaining international export orders for our specialty plywood.  The marine market, however, remains very weak. Sales to boat manufacturers represented approximately 17% of Greenwood’s total sales for the year ended August 31, 2012, and demand from these kinds of customers has been severely affected by the uncertain economic environment.  Boat manufacturers continue to work down excess inventory accumulated over the past several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds.  Operating income before taxes at Greenwood was $62,545 compared to a loss of ($83,586) for the three months ended November 30, 2011. The net income for the current quarter is a result of the higher level of sales as well as management's operating expense control.

Sales at JCLC were $4,772,939 for the three months ended November 30, 2012 compared to sales of $3,574,366 for the three months ended November 30, 2011, which was an increase of $1,198,573, or 34%.  Operating income was $570,240, which is an increase of $398,012 compared to income of $172,228 for the quarter ended November 30, 2011. The higher sales were due to several factors.  The Company’s older products have increased their market share with existing customers due to our sales efforts and the Company being recognized as a reliable and valued supplier. Also, the weakened economy has resulted in many consumers employing a "staycation" approach which has produced increased spending on home and backyard projects, including their pets. Therefore, many of our customers have expanded their pet product lines, including adding the Company’s newer pet containment products. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,810,645 for the three months ended November 30, 2012 compared to sales of $1,687,111 for the three months ended November 30, 2011. This represents an increase of $123,534, or 7%. In the current quarter, JCSC operating income was $109,004, which was relatively flat compared to operating income of $108,218 for the first quarter of fiscal 2012. Higher cereal and livestock feed prices have caused a shift by some growers from grass seed to grains, which have begun to have a positive effect on surpluses and wholesale prices. However, demand remains relatively weak, primarily from the new home construction and golf course industry in North America.

Sales at MSI were $351,350 for the three months ended November 30, 2012 compared to sales $491,359 for the three months ended November 30, 2011, which was a decrease of $140,009, or 28%. The sales decline was due to the Company winding down certain sales programs of lower margin products, and focusing on selling our more profitable products. This sales shift resulted in an operating profit for the quarter of $34,732 compared to an operating loss of $6,681 for the comparative quarter in the prior year.

Gross margin for the three month period ended November 30, 2012 was 21.4% compared to 20.2% for the three months ended November 30, 2011. The slight rise in margins in the current quarter were due to a favorable sales mix of higher margin metal products. However, higher raw material and transportation costs continue to restrain our overall margins.

The Company's income tax expense in the current period was $308,349 compared to $82,699 in the three month period ended November 30, 2011. Net income for the three months ended November 30, 2012 was $480,746, or $0.31 per basic and diluted share, compared to net income of  $64,033, or $0.03 per basic and diluted share in the three months ended November 30, 2011. The higher net income per share for the current period was also favorably affected by the lower weighted average of common shares outstanding as the Company repurchased and cancelled 340,486 common shares in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2012, the Company had working capital of $15,370,735 compared to working capital of $14,930,305 as of August 31, 2012. This represents an increase of $440,430, which was largely due to the Company’s net income from the first quarter ended November 30, 2012.  Cash declined by $52,933 primarily due to the increase in prepaid expenses and reduction in accounts payable and accrued liabilities. Accounts receivable declined by $426,020 due to the seasonal cycle of sales to customers, and the related timing of cash receipts.  Inventory decreased by $1,324,365 and prepaid expenses, which are largely related to down payments for future inventory purchases, increased by $1,579,612. Note receivable declined by $20,000 as the remaining balance of the note was repaid during the quarter. Accounts payable declined $748,730 due to the seasonal cycle of payments to inventory suppliers. Accrued liabilities declined by $222,499. Accrued income taxes rose by $293,754 due to the timing of estimated tax payments and the higher net income for the quarter. Litigation reserve declined by $6,661 as differences in interest rates resulted in a reduction in the amount reserved.

As of November 30, 2012, accounts receivable and inventory represented 48% of current assets and 42% of total assets. For the three months ended November 30, 2012, the accounts receivable collection period, or DSO, was 26 compared to 36 for the three months ended November 30, 2011. Inventory turnover for the three months ended November 30, 2012 was 80 days compared with 113 days in the three months ended November 30, 2011.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000. As of November 30, 2012, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of November 30, 2012 the one month LIBOR rate plus 200 basis points was 2.21% (0.21% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value.  On August 17, 2012, the Board of Directors authorized the implementation of a new share repurchase plan for purchase and cancellation of up to 400,000 common shares. This amount represents approximately 26% of the common shares outstanding. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ.  Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. Transactions may involve insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The repurchase plan commenced on August 20, 2012 and will remain in place until March 15, 2013 but may be limited or terminated at any time without prior notice.  As of November 30, 2012, the Company had repurchased no common shares under this plan.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012.  The average daily trading volume of our common stock on NASDAQ was 3,934 shares for the three months ended November 30, 2012. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2012, our top ten customers represented 58% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the marine, and retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $5,000,000, of which $5,000,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2012.  However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash as well as interest paid on debt.

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

During the 1st quarter of fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs was for $1,187,137.  The Company appealed the ruling to the Oregon Supreme Court. In addition to the previously accrued litigation reserve of $225,000, the Company recorded a litigation loss of $962,137 and interest of $440,778 during the year ended August 31, 2011 related to the judgment. In the first quarter of fiscal 2012 ended November 30, 2011, the Company recorded additional interest of $16,204.

In February 2012, the Company received the decision from the Oregon Supreme Court which reversed in part the decision of the Oregon Court of Appeals in a way favorable to the Company. The case is now returned to the Oregon Court of Appeals for further consideration. As the decision was favorable to Jewett Cameron, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal has been treated as a one-time gain during the period. During the year ended August 31, 2012, the Company recorded $13,467 of Interest income due to the favourable difference in interest rates between the judgments. During the first quarter of fiscal 2013 ended November 30, 2012, the Company recorded $6,661 of interest income.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

January 14, 2013

/s/  "Donald M. Boone"_______________

Donald M. Boone, President/CEO/Director

January 14, 2013

/s/  "Murray G. Smith"___________ ____

Murray G. Smith, Chief Financial Officer