Form 10-Q/A
period 2012-11-30
JEWETT CAMERON TRADING CO LTD
filed 2013-02-14
CIK 885307

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

Explanatory Note

The purpose of this amendment No. 1 on Form 10-Q/A to Jewett-Cameron's Form 10-Q Quarterly Report for the period ended November 30, 2012 as filed with the Securities and Exchange Commission on January 14, 2013 is solely to furnish the XBRL Interactive Data Files as exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T which were not included in the original filing.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

February 14, 2013

/s/ "Donald M. Boone"

Donald M. Boone, President/CEO/Director

February 14, 2013

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer