Form 10-Q
period 2013-02-28
JEWETT CAMERON TRADING CO LTD
filed 2013-04-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 1,567,564 common shares as of April 15, 2013.

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2013

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2013	August 31, 2012

ASSETS

Current assets
Cash	$ 4,342,588	$ 7,309,388
Accounts receivable, net of allowance of $0 (August 31, 2012 - $6,509)	7,295,224	3,092,842
Inventory, net of allowance of $132,333 (August 31, 2012 - $139,869) (note 3)	5,692,293	7,085,389
Note receivable	-	20,000
Prepaid expenses	1,430,912	388,957
Prepaid income taxes	253,952	-

Total current assets	19,014,969	17,896,576

Property, plant and equipment, net (note 4)	1,989,760	1,997,109

Intangible assets, net (note 5)	404,498	444,203

Deferred income taxes (note 6)	-	101,573

Total assets	$ 21,409,227	$ 20,439,461

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

- 4 -

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2013	August 31, 2012

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,332,491	$ 1,577,182
Litigation reserve (Note 12(a))	157,570	170,819
Accrued liabilities	1,129,633	1,181,067
Accrued income taxes	-	37,203

Total current liabilities	2,619,694	2,966,271

Deferred tax liability (note 6)	49,850	-

Total liabilities	2,669,544	2,966,271

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
20,000,000 common shares, without par value
10,000,000 preferred shares, without par value
Issued
1,567,564 common shares (August 31, 2012 - 1,567,971)	1,479,337	1,479,721
Additional paid-in capital	600,804	600,804
Retained earnings	16,659,542	15,392,665

Total stockholders’ equity	18,739,683	17,473,190

Total liabilities and stockholders’ equity	$ 21,409,227	$ 20,439,461

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the End of February		Six Month Periods to the End of February
	2013	2012	2013	2012

SALES	$ 14,227,824	$ 11,751,797	$ 23,524,229	$ 18,992,407

COST OF SALES	11,788,155	9,660,496	19,093,554	15,434,911

GROSS PROFIT	2,439,669	2,091,301	4,430,675	3,557,496

OPERATING EXPENSES
Selling, general and administrative expenses	468,162	460,595	803,982	888,944
Depreciation and amortization	64,202	64,297	121,696	125,495
Wages and employee benefits	928,246	893,973	1,753,553	1,707,686

	1,460,610	1,418,865	2,679,231	2,722,125

Income from operations	979,059	672,436	1,751,444	835,371

OTHER ITEMS
Gain on sale of property, plant and equipment	353,852	-	353,852	-
Interest and other income	6,605	-	23,315	-
Interest expense (note 12(a))	(400)	16,203	(400)	-
Litigation reserves (note 12(a))	-	1,443,629	-	1,443,629
	360,057	1,459,832	376,767	1,443,629

Income before income taxes	1,339,116	2,132,268	2,128,211	2,279,000

Income tax expense	(548,485)	(844,494)	(856,834)	(927,193)

Net income	$ 790,631	$ 1,287,774	$ 1,271,377	$ 1,351,807

Basic earnings per common share	$ 0.50	$ 0.71	$ 0.81	$ 0.73

Diluted earnings per common share	$ 0.50	$ 0.71	$ 0.81	$ 0.73

Weighted average number of common shares outstanding:
Basic	1,567,930	1,823,423	1,567,951	1,861,819
Diluted	1,567,930	1,823,423	1,567,951	1,861,819

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2010	2,311,937	$ 2,181,814	$ 600,804	$ 17,263,951	$ 20,046,569

Shares repurchased and cancelled (note 9)	(403,480)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	1,908,457	1,801,043	600,804	15,086,971	17,488,818

Shares repurchased and cancelled (note 9)	(340,486)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	1,567,971	1,479,721	600,804	15,392,665	17,473,190

Shares repurchased and cancelled (note 9)	(407)	(384)	-	(4,500)	(4,884)
Net income	-	-	-	1,271,377	1,271,377

February 28, 2013	1,567,564	$ 1,479,337	$ 600,804	$ 16,659,542	$ 18,739,683

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the End of February		Six Month Periods to the End of February
	2013	2012	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 790,631	$ 1,287,774	$ 1,271,377	$ 1,351,807
Items not involving an outlay of cash:
Depreciation and amortization	64,202	64,297	121,696	125,495
Gain on sale of property, plant and equipment	(353,852)	-	(353,852)	-
Deferred income taxes	137,100	805	151,423	1,557
Interest income on litigation	(6,588)	-	(13,249)	-

Changes in non-cash working capital items:
Increase in accounts receivable	(4,628,402)	(1,101,553)	(4,202,382)	(56,957)
(Increase) decrease in inventory	68,731	2,009,567	1,393,096	(667,774)
(Increase) decrease in note receivable	-	(20,000)	20,000	(20,000)
(Increase) decrease in prepaid expenses	537,657	(352,902)	(1,041,955)	(353,385)
(Increase) decrease in prepaid income taxes	(253,952)	600,580	(253,952)	682,527
Increase (decrease) in accounts payable and accrued liabilities	675,104	(1,527,732)	(296,125)	(1,018,578)
Increase (decrease) in accrued income taxes	(330,957)	228,358	(37,203)	228,358

Net cash provided by (used in) operating activities	(3,300,326)	1,189,194	(3,241,126)	273,050

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,657)	(17,718)	(130,790)	(30,531)
Purchase of intangible assets and other	-	(8,500)	-	(13,050)
Proceeds from sale of property, plant and equipment	410,000	-	410,000	-

Net cash provided by (used in) investing activities	391,343	(26,218)	279,210	(43,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(4,884)	(2,238,929)	(4,884)	(2,693,049)

Net cash used in financing activities	(4,884)	(2,238,929)	(4,884)	(2,693,049)

Net decrease in cash	(2,913,867)	(1,075,953)	(2,966,800)	(2,463,580)

Cash, beginning of period	7,256,455	5,386,500	7,309,388	6,774,127

Cash, end of period	$ 4,342,588	$ 4,310,547	$ 4,342,588	$ 4,310,547

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2013 and August 31, 2012 and its results of operations and cash flows for the three and six month periods ended February 28, 2013 and February 29, 2012 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and six month periods ended February 28, 2013 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2013.

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

February 28, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At February 28, 2013, cash was $4,342,588 compared to $7,309,388 at August 31, 2012.  At February 28, 2013 and August 31, 2012, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems. Amortization is calculated using the straight-line method over the remaining lives of 60 months and 72 months, respectively, and are reviewed annually for impairment.

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

February 28, 2013

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

Currency and foreign exchange

These consolidated financial statements are expressed in U.S. dollars as the Company's operations are based only in the United States.

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

The earnings per share data for the periods ended on February 28, 2013 and February 29, 2012 are as follows:

	Three Month Periods to the End of February		Six Month Periods to the End of February

	2013	2012	2013	2012

Net income	$ 790,631	$ 1,287,774	$ 1,271,377	$ 1,351,807

Basic weighted average number of common shares outstanding	1,567,930	1,823,423	1,567,951	1,861,819

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	1,567,930	1,823,423	1,567,951	1,861,819

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 28, 2013, and there were no options outstanding on February 28, 2013.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 28, 2013 and August 31, 2012 follows:

	February 28, 2013		August 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,342,588	$4,342,588	$7,309,388	$7,309,388
Accounts receivable, net of allowance	7,295,224	7,295,224	3,092,842	3,092,842
Note receivable	-	-	20,000	20,000
Accounts payable and accrued liabilities	2,462,124	2,462,124	2,758,249	2,758,249

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included in situations where there is little, if any, market activity for the asset:

	February 28, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,342,588	$4,342,588	$—	$—

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

February 28, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the classifications used in the current period.

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

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2013	August 31, 2012

Wood products and metal products	$ 5,174,656	$ 6,457,600
Industrial tools	456,281	437,347
Agricultural seed products	61,356	190,442

	$ 5,692,293	$ 7,085,389

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2013	August 31, 2012

Office equipment	$ 512,343	$ 491,470
Warehouse equipment	1,433,335	1,343,311
Buildings	2,382,448	2,362,555
Land	761,924	818,072
	5,090,050	5,015,408

Accumulated depreciation	(3,100,290)	(3,018,299)

Net book value	$ 1,989,760	$ 1,997,109

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2013	August 31, 2012
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(489,157)	(449,452)

Net book value	$ 404,498	$ 444,203

6.

DEFERRED INCOME TAXES

Deferred income tax liabilities as of February 28, 2013 of $49,850, and deferred tax assets as of August 31, 2012 of $101,573 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

(Unaudited)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of February 28, 2013 or August 31, 2012.

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

During the 2nd quarter of fiscal 2013 ended February 28, 2013, the Company repurchased and cancelled a total of 407 common shares common shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $4,884 at an average price of $12.00 per share. The premium paid to acquire these shares over their per share book value in the amount of $4,500 was recorded as a decrease to retained earnings.

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

February 28, 2013

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

The Company had no stock options outstanding as of February 28, 2013 and August 31, 2012.

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

ESOP compensation expense was $Nil for the six month periods ended February 28, 2013, and $Nil for the fiscal year ended August 31, 2012, respectively, and is included in wages and employee benefits.  The ESOP shares are as follows:

	February 28, 2013	August 31, 2012

Shares owned by ESOP	Nil	Nil

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

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

During the year ended August 31, 2012, the Company recorded $13,467 of interest income due to the favourable difference in interest rates between the judgments. During the first six months of fiscal 2013 ended February 28, 2013, the Company recorded $13,249 of interest income.

A summary of the litigation reserve is as follows:

	February 28, 2013	August 31, 2012

Litigation loss	$ -	$ -
Litigation reserve	170,819	184,286
Interest expense	-	-
Interest income	(13,249)	(13,467)
Total	$ 157,570	$ 170,819

b)

At February 28, 2013 and August 31, 2012 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

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

Following is a summary of segmented information for the six month periods ended February 28, 2013 and February 29, 2012:

	2013		2012

Sales to unaffiliated customers:
Industrial wood products	$ 4,072,527		$ 3,707,195
Lawn, garden, pet and other	15,004,943		10,950,187
Seed processing and sales	3,501,011		3,260,536
Industrial tools and clamps	945,748		1,074,489
	$ 23,524,229		$ 18,992,407

Income (loss) before income taxes:
Industrial wood products	$ 10,326		$ (120,214)
Lawn, garden, pet and other	1,549,491	*	879,921	*
Seed processing and sales	174,894		120,593
Industrial tools and clamps	62,649		9,548
Unallocated overhead	(23,001)		(54,477)
	$ 1,774,359		$ 835,371

Identifiable assets:
Industrial wood products	$ 1,495,878		$ 2,293,515
Lawn, garden, pet and other	18,214,218		15,102,911
Seed processing and sales	924,364		380,542
Industrial tools and clamps	685,864		611,423
Unallocated overhead	88,903		57,990
	$ 21,409,227		$ 18,446,381

Depreciation and amortization:
Industrial wood products	$ 403		$ 806
Lawn, garden, pet and other	110,700		113,017
Seed processing and sales	7,740		9,367
Industrial tools and clamps	2,853		2,305
	$ 121,696		$ 125,495

* For comparability purposes, the 2013 amount excludes gain on sale of property, plant and equipment of $353,852. The 2012 amount excludes reversal of litigation reserve of $1,443,629.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2013	2012

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	130,790	19,053
Seed processing and sales	-	1,478
Industrial tools and clamps	-	10,000
	$ 130,790	$ 30,531

Interest expense:
Lawn, garden, pet and other	$ 400	$ -

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2013 and February 29, 2012:

	2013	2012
Sales	$ 7,338,811	$ 3,025,478

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2013 and February 29, 2012:

	2013	2012

United States	$ 20,450,160	$ 17,124,159
Canada	1,243,522	1,078,507
Mexico / Latin America	1,732,181	449,967
Europe	43,961	260,345
Asia/Pacific	54,405	79,429

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2013 and February 29, 2012.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2013

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 28, 2013, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 60%. At February 29, 2012, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 58%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2013, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $8,262,691. For the six months ended February 29, 2012, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $6,634,034.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2013 and February 29, 2012 are summarized as follows:

	2013	2012

Cash paid during the periods for:
Interest	$ 400	$ -
Income taxes	$ 984,812	$ -

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited consolidated financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2013 and August 31, 2012 and its results of operations and cash flows for the six month periods ended February 28, 2013 and February 29, 2012 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2013 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2013 and February 29, 2012

For the three months ended February 28, 2013, sales increased $2,476,027 to $14,227,824 from $11,751,797 for the three months ended February 29, 2012.  This represents a increase of 21%.

Sales at Greenwood were $1,711,057 for the three months ended February 28, 2013 compared to sales of $2,219,421 for the three months ended February 29, 2012, which was a decline of 23%. The boat manufacturing industry remains very weak, which has resulted in lower demand for Greenwood’s industrial wood products. Operating loss before taxes at Greenwood was $52,219 for the three months ended February 28, 2013 compared to an operating loss of $18,858 for the three months ended February 29, 2012.

Sales at JCLC were $10,232,004 for the three months ended February 28, 2013 compared to sales of $7,375,821 for the three months ended February 29, 2012. This represents an increase of $2,856,183, or 39%.  Operating income for the current quarter was $941,076, which was an increase of $281,774, or 43% compared to operating income of $659,302, in the prior year’s quarter.  The higher operating income was in line with the increase in sales. The operating results of JCLC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,690,366 for the three months ended February 28, 2013, which was an increase of $116,942, or 7%, compared to sales of $1,573,424 for the three months ended February 29, 2012. Operating income at JCSC for the current quarter was $74,521, an increase of $43,451 from the operating income of $31,070 recorded by JCSC in the prior year’s quarter.

Sales at MSI for the three months ended February 28, 2013 were $594,397, which was an increase of $11,267, or 2%, compared to sales of $583,130 for the three months ended February 29, 2012. Operating income at MSI for the current quarter was $34,563, which was an increase of 23% from the operating income of $28,155 for the quarter ended February 29, 2012.

Gross margin for the three months ended February 28, 2013 was 17.1% compared to 17.8% for the three months ended February 29, 2012.

Operating expenses increased by $41,744 to $1,460,609 from $1,418,865 for the three month period ended February 29, 2012. Selling, General and Administrative Expenses increased by $7,566 from $460,595 to $468,161. Wages and Employee Benefits increased by $34,273 to $928,246 from $893,973. Depreciation and Amortization decreased by $95 to $64,202 from $64,297.

For the three months ended February 28, 2013, the Company recorded a gain on the sale of property, plant and equipment of $353,852. The one-time gain is a result of the sale by the Company of approximately 1.64 acres of land with a cost basis of $56,148 to the Oregon Department of Transportation for proceeds of $410,000. For the three months ended February 29, 2012, the Company recorded the reversal of Litigation Reserves of $1,443,629 and Interest Expense of $16,023 due to the favorable decision for the Company from the Oregon Supreme Court in the Company's lawsuit filed in relation to the acquisition of inventory by Greenwood Products.  These reversals were treated as a one-time gain and contributed to the Company's higher income tax expense and net income for the quarter.

Income tax expense for the three month period ended February 28, 2013 was $548,485 compared to $844,494 for the three month period ended February 29, 2012. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended February 28, 2013 was $790,631, or $0.50 per basic and diluted share, compared to net income of $1,287,774, or $0.71 per basic and diluted share, for the quarter ended February 29, 2012. The net income per share in both periods was positively affected by one-time gains, including the sale of property in the current quarter and the reversal of the litigation reserve in the year-ago quarter. The per share income was also positively affected by the lower average number of common shares outstanding in the current quarter due to the Company's repurchases of common shares.

Six Months Ended February 28, 2013 and February 29, 2012

For the six months ended February 29, 2013, sales increased by $4,531,822, or 24%, to $23,524,229 from sales of $18,992,407 recorded in the six month period ended February 29, 2012.  The increase is primarily due to higher sales at JCLC.

Sales at Greenwood were $4,072,527 for the six months ended February 28, 2013 compared to sales of $3,707,195 for the six months ended February 29, 2012. This represents an increase of $365,332, or 10%. The increase in sales was due to successful sales efforts obtaining international export orders for our specialty plywood.  The marine market, however, remains very weak. Sales to boat manufacturers represented approximately 17% of Greenwood’s total sales for the year ended August 31, 2012, and demand from these kinds of customers has been severely affected by the uncertain economic environment.  Boat manufacturers continue to work down excess inventory accumulated over the past several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds. Operating income at Greenwood was $10,326 for the current six month period compared to an operating loss of $102,444 for the six months ended February 29, 2012.

Sales at JCLC were $15,004,943 for the six months ended February 28, 2013, which was an increase of $4,054,755, or 37%, from sales of $10,950,188 for the six months ended February 29, 2012. The higher sales were due to several factors.  The Company’s older products have increased their market share with existing customers due to our sales efforts and the Company being recognized as a reliable and valued supplier. Also, the weakened economy has resulted in many consumers employing a "staycation" approach which has produced increased spending on home and backyard projects, including their pets. Therefore, many of our customers have expanded their pet product lines, including adding the Company’s newer pet containment products. Operating income before income taxes was $1,496,471 compared to $831,530 for the six months ended February 29, 2012. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the six months ended February 28, 2013 were $3,501,010, which was an increase of $240,426, or 7%, compared to sales of $3,260,584 for the six months ended February 29, 2012. Higher cereal and livestock feed prices have caused a shift by some growers from grass seed to grains, which have begun to have a positive effect on surpluses and wholesale prices. However, demand remains relatively weak, primarily from the new home construction and golf course industry in North America. Operating income for the current six month period was $192,302 compared to operating income of $139,288 for the six months ended February 29, 2012.

Sales at MSI were $945,748 for the six months ended February 28, 2013, which was a decrease of $128,741, or 12%, compared to sales of $1,074,489 for the six months ended February 29, 2012. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling more profitable products.  This sales shift resulted in higher operating income of $75,363 for the current six month period compared to operating income of $21,474 for the six month period ended February 29, 2012.

Gross margin for the six month period ended February 28, 2013 was 18.8% compared to 18.7% for the six months ended February 29, 2012.

Operating expenses declined slightly by $42,894 to $2,679,231 in the six month period ended February 28, 2013 from $2,722,125 in the six month period ended February 29, 2012. Selling, General and Administrative Expenses declined by $84,962 to $803,982 from $888,944. Wages and Employee Benefits rose by $45,867 to $1,753,553 from $1,707,686. Depreciation and Amortization decreased by $3,799 to $121,696 from $125,495.

Other items in the current six month period ended February 28, 2013 included the gain on sale of property, plant and equipment of $353,852 from the sale of approximately 1.64 acres of land to the State of Oregon. In the six months ended February 29, 2012, the Company recorded the reversal of Litigation Reserves of $1,443,629 due to the favorable decision for the Company from the Oregon Supreme Court in the Company's lawsuit filed in relation to the acquisition of inventory by Greenwood Products.

Income tax expense in the current six month period was $856,834 compared to $927,193 in the six months ended February 29, 2012. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 28, 2013 was $1,271,377, or $0.81 per basic and diluted share, compared to net income of $1,351,807, or $0.73 per basic and diluted share, for the six months ended February 29, 2012. The net income per share in both periods was positively affected by one-time gains, including the sale of property in the current six month period and the reversal of the litigation reserve in the year-ago six month period. The per share income was also positively affected by the lower average number of common shares outstanding in the current period due to the Company's repurchases of common shares.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013, the Company had working capital of $16,395,275 compared to working capital of $14,930,305 as of August 31, 2012, an increase of $1,464,970. The largest differences in individual components in working capital during the period were a $2,966,800 decrease in cash due to an increase in prepaid expenses and decrease in accounts payable; a $4,202,382 increase in accounts receivable due to the seasonal cycle of sales to customers and the related timing of cash receipts; a decrease of $1,393,096 in inventory and an increase of $1,041,955 in prepaid expenses, which is largely related to down payments for future inventory purchases; and a decrease of $20,000 in note receivable as the remaining balance of the note was repaid during the period. Accounts payable declined by $244,691 due to the seasonal cycle of payments to inventory suppliers; Accrued liabilities fell by $51,434. Accrued income taxes declined by $37,203 due to the timing of estimated tax payments, and litigation reserve declined by $13,249 as differences in interest rates resulted in a reduction in the amount reserved.

As of February 28, 2013, accounts receivable and inventory represented 68% of current assets and 61% of total assets. For the three months ended February 28, 2013, the accounts receivable collection period, or DSO, was 46 compared to 31 for the three months ended February 29, 2012. For the six month period ended February 28, 2013, the DSO was 56 compared to 38 from the six months ended February 29, 2012. Inventory turnover for the three months ended February 28, 2013 was 44 days compared to 71 days for the three months ended February 29, 2012. For the six months ended February 28, 2013, inventory turnover was 61 days compared to 73 days for the six months ended February 29, 2012.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which the Company had not borrowed against at February 28, 2013. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of February 28, 2013, the one month LIBOR rate plus 200 basis points was 2.20% (0.20% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the first six months of fiscal 2013 ended February 28, 2013, the Company repurchased and cancelled 407 common shares at a total cost of $4,884, which represents an average price of $12.00 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012.  The average daily trading volume of our common stock on NASDAQ was 3,896 shares for the six months ended February 28, 2013. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 28, 2013, our top ten customers represented 65% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the home improvement, marine, and agricultural industries.

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

We have a line of credit with U.S. Bank in the amount of $5,000,000 of which $5,000,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2013.  However, the Company is exposed to interest rate risk.

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

Greenwood Products

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

b)

Oregon Department of Transportation

In January 2013, the Company's subsidiary Jewett-Cameron Lumber Corporation reached a settlement with the State of Oregon Department of Transportation in the Circuit Court of the State of Oregon for Washington County, Case No. C122901CV.  Under the settlement agreement, the Company agreed to sell approximately 1.64 acres of land to the Department of Transportation for $410,000. The land had a cost basis of $56,148, and the Company recorded a gain on sale of property plant and equipment of $353,852 during the 2nd quarter of fiscal 2013 ended February 28, 2013.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 15, 2013

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

April 15, 2013

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer

