Form 10-Q
period 2013-05-31
JEWETT CAMERON TRADING CO LTD
filed 2013-07-11
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

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

Yes  [ ]  No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,135,128 common shares as of July 11, 2013.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2013

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2013	August 31, 2012

ASSETS

Current assets
Cash	$ 7,678,879	$ 7,309,388
Accounts receivable, net of allowance of $0 (August 31, 2012 - $6,509)	4,820,700	3,092,842
Inventory, net of allowance of $139,333 (August 31, 2012 - $139,869) (note 3)	4,674,912	7,085,389
Note receivable	15,000	20,000
Prepaid expenses	1,890,437	388,957
Prepaid income taxes	125,868	-

Total current assets	19,205,796	17,896,576

Property, plant and equipment, net (note 4)	1,995,645	1,997,109

Intangible assets, net (note 5)	384,767	444,203

Deferred income taxes (note 6)	-	101,573

Total assets	$ 21,586,208	$ 20,439,461

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2013	August 31, 2012

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 410,948	$ 1,577,182
Litigation reserve (note 12(a))	150,837	170,819
Accrued liabilities	1,215,732	1,181,067
Accrued income taxes	-	37,203

Total current liabilities	1,777,517	2,966,271

Deferred tax liability (note 6)	50,444	-

Total liabilities	1,827,961	2,966,271

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,135,128 common shares (August 31, 2012 – 3,135,942)	1,479,337	1,479,721
Additional paid-in capital	600,804	600,804
Retained earnings	17,678,106	15,392,665

Total stockholders’ equity	19,758,247	17,473,190

Total liabilities and stockholders’ equity	$ 21,586,208	$ 20,439,461

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to May 31,		Nine Month Periods to May 31,
	2013	2012	2013	2012

SALES	$ 15,051,509	$ 16,113,435	$ 38,575,738	$ 35,105,842

COST OF SALES	12,021,388	13,306,308	31,114,942	28,741,219

GROSS PROFIT	3,030,121	2,807,127	7,460,796	6,364,623

OPERATING EXPENSES
Selling, general and administrative expenses	372,191	233,947	1,176,173	1,122,892
Depreciation and amortization	66,735	61,279	188,431	186,773
Wages and employee benefits	904,687	955,702	2,658,240	2,663,388
	1,343,613	1,250,928	4,022,844	3,973,053

Income from operations	1,686,508	1,556,199	3,437,952	2,391,570

OTHER ITEMS
Gain on sale of property, plant and equipment	-	-	353,852	-
Interest and other income	6,734	7,234	30,049	7,234
Interest expense (note 12(a))	-	(743)	(400)	(743)
Litigation income (note 12(a))	-	-	-	1,443,629
	6,734	6,491	383,501	1,450,120

Income before income taxes	1,693,242	1,562,690	3,821,453	3,841,690

Income tax expense	(674,678)	(625,600)	(1,531,512)	(1,552,793)

Net income	$ 1,018,564	$ 937,090	$ 2,289,941	$ 2,288,897

Basic earnings per common share	$ 0.32	$ 0.29	$ 0.73	$ 0.65

Diluted earnings per common share	$ 0.32	$ 0.29	$ 0.73	$ 0.65

Weighted average number of common shares outstanding:
Basic	3,135,128	3,199,702	3,135,641	3,547,718
Diluted	3,135,128	3,199,702	3,135,641	3,547,718

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2010	4,623,874	$ 2,181,814	$ 600,804	$ 17,263,951	$ 20,046,569

Shares repurchased and cancelled (note 9)	(806,960)	(380,771)	-	(3,079,374)	(3,460,145)
Net income	-	-	-	902,394	902,394

August 31, 2011	3,816,914	1,801,043	600,804	15,086,971	17,488,818

Shares repurchased and cancelled (note 9)	(680,972)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	3,135,942	1,479,721	600,804	15,392,665	17,473,190

Shares repurchased and cancelled (note 9)	(814)	(384)	-	(4,500)	(4,884)
Net income	-	-	-	2,289,941	2,289,941

May 31, 2013	3,135,128	$ 1,479,337	$ 600,804	$ 17,678,106	$ 19,758,247

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to May 31,		Nine Month Periods to May 31,
	2013	2012	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,018,564	$ 937,090	$ 2,289,941	$ 2,288,897
Items not involving an outlay of cash:
Depreciation and amortization	66,735	61,279	188,431	186,773
Gain on sale of property, plant and equipment	-	-	(353,852)	-
Deferred income tax expense	594	495	152,017	2,052
Interest income on litigation	(6,734)	-	(19,982)	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	2,474,524	(1,219,911)	(1,727,858)	(1,276,868)
Decrease in inventory	1,017,381	1,484,917	2,410,477	817,143
(Increase) decrease in note receivable	(15,000)	-	5,000	(20,000)
Increase in prepaid expenses	(459,525)	(506,245)	(1,501,480)	(859,629)
(Increase) decrease in prepaid income taxes	128,084	-	(125,868)	682,527
Decrease in accounts payable and accrued liabilities	(835,443)	(16,511)	(1,131,569)	(1,035,089)
Increase (decrease) in accrued income taxes	-	(24,188)	(37,203)	204,170

Net cash provided by operating activities	3,389,180	716,926	148,054	989,976

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(52,889)	(5,675)	(183,679)	(36,206)
Purchase of intangible assets and other	-	-	-	(13,050)
Proceeds from sale of property, plant and equipment	-	-	410,000	-

Net cash provided by (used in) investing activities	(52,889)	(5,675)	226,321	(49,256)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(382,510)	(4,884)	(3,075,559)

Net cash used in financing activities	-	(382,510)	(4,884)	(3,075,559)

Net increase (decrease) in cash	3,336,291	328,741	369,491	(2,134,839)

Cash, beginning of period	4,342,588	4,310,547	7,309,388	6,774,127

Cash, end of period	$ 7,678,879	$ 4,639,288	$ 7,678,879	$ 4,639,288

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2013 and August 31, 2012 and its results of operations and cash flows for the three and nine month periods ended May 31, 2013 and 2012 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and nine month periods ended May 31, 2013 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2013.

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

May 31, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2013, cash was $7,678,879 compared to $7,309,388 at August 31, 2012.  At May 31, 2013 and August 31, 2012, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems. Amortization is calculated using the straight-line method over the remaining lives of 57 months and 69 months, respectively, and are reviewed annually for impairment.

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

May 31, 2013

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

Earnings per share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The number of common shares outstanding has been adjusted for a 2 for 1 forward stock split effective May 2, 2013 (note 8).

The earnings per share data for the periods ended on May 31, 2013 and 2012 are as follows:

	Three Month Periods Ended May 31,		Nine Month Periods Ended May 31,

	2013	2012	2013	2012

Net income	$ 1,018,564	$ 937,090	$ 2,289,941	$ 2,288,897

Basic weighted average number of common shares outstanding	3,135,128	3,199,702	3,135,641	3,547,718

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	3,135,128	3,199,702	3,135,641	3,547,718

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2013, and there were no options outstanding on May 31, 2013.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2013 and August 31, 2012 follows:

	May 31, 2013		August 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$7,678,879	$7,678,879	$7,309,388	$7,309,388
Accounts receivable, net of allowance	4,820,700	4,820,700	3,092,842	3,092,842
Note receivable	15,000	15,000	20,000	20,000
Accounts payable and accrued liabilities	1,626,680	1,626,680	2,758,249	2,758,249

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included in situations where there is little, if any, market activity for the asset:

	May 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$7,678,879	$7,678,879	$—	$—

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

May 31, 2013

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

In September 2011, the FASB issued ASU 2011-08 "Testing Goodwill for Impairment", which gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step test mandated prior to this update. This ASU also provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step test. Otherwise, a company may skip the two-step test. Companies are not required to perform the qualitative assessment and may instead proceed directly to the first step of the two-part test. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2013	August 31, 2012

Wood products and metal products	$ 4,156,201	$ 6,457,600
Industrial tools	464,284	437,347
Agricultural seed products	54,427	190,442

	$ 4,674,912	$ 7,085,389

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2013	August 31, 2012

Office equipment	$ 565,232	$ 491,470
Warehouse equipment	1,433,335	1,343,311
Buildings	2,382,448	2,362,555
Land	761,924	818,072
	5,142,939	5,015,408

Accumulated depreciation	(3,147,294)	(3,018,299)

Net book value	$ 1,995,645	$ 1,997,109

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2013	August 31, 2012
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(508,888)	(449,452)

Net book value	$ 384,767	$ 444,203

6.

DEFERRED INCOME TAXES

Deferred income tax liabilities as of May 31, 2013 of $50,444, and deferred tax assets as of August 31, 2012 of $101,573 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

(Unaudited)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of May 31, 2013 or August 31, 2012.

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

Common Stock Split

The Company declared a two for one stock split of its common stock with a record date of the close of business on April 25, 2013. Shareholders received one additional common share for each common share held as of the record date. The stock split was effective as of May 2, 2013. Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 2nd quarter of fiscal 2013 ended February 28, 2013, the Company repurchased and cancelled a total of 814 common shares common shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $4,884 at an average price of $6.00 per share. The premium paid to acquire these shares over their per share book value in the amount of $4,500 was recorded as a decrease to retained earnings.

During the 3rd quarter of fiscal 2012 ended May 31, 2012, the Company repurchased and cancelled a total of 83,798 common shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $382,510 at an average price of $4.56 per share. The premium paid to acquire these shares over their per share book value in the amount of $342,969 was recorded as a decrease to retained earnings.

During the 2nd quarter of fiscal 2012 ended February 29, 2012, the Company repurchased and cancelled a total of 497,174 shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $2,238,929 at an average share price of $4.50 per share. The premium paid to acquire these shares over their per share book value in the amount of $2,004,334 was recorded as a decrease to retained earnings.

During the 1st quarter of fiscal 2012 ended November 30, 2011, the Company repurchased and cancelled a total of 100,000 shares of its common stock under a 10b5-1 share repurchase plan. The total cost was $454,120 at an average share price of $4.54 per share. The premium paid to acquire these shares over their per share book value in the amount of $406,934 was recorded as a decrease to retained earnings.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

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

The Company had no stock options outstanding as of May 31, 2013 and August 31, 2012.

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

ESOP compensation expense was $Nil for the nine month period ended May 31, 2013, and $Nil for the fiscal year ended August 31, 2012, respectively, and is included in wages and employee benefits.  The ESOP shares are as follows:

	May 31, 2013	August 31, 2012

Shares owned by ESOP	Nil	Nil

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

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

During the year ended August 31, 2012, the Company recorded $13,467 of interest income due to the favourable difference in interest rates between the judgments. During the first nine months of fiscal 2013 ended May 31, 2013, the Company recorded $19,982 of interest income.

A summary of the litigation reserve is as follows:

	May 31, 2013	August 31, 2012

Litigation loss	$ -	$ -
Litigation reserve	170,819	184,286
Interest expense	-	-
Interest income	(19,982)	(13,467)
Total	$ 150,837	$ 170,819

b)

At May 31, 2013 and August 31, 2012 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

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

Following is a summary of segmented information for the nine month periods ended May 31, 2013 and 2012.

	2013		2012

Sales to unaffiliated customers:
Industrial wood products	$ 5,935,267		$ 5,700,139
Lawn, garden, pet and other	26,742,571		22,874,080
Seed processing and sales	4,193,249		4,452,635
Industrial tools and clamps	1,704,651		2,078,988
	$ 38,575,738		$ 35,105,842

Income (loss) before income taxes:
Industrial wood products	$ (10,469)		$ (150,505)
Lawn, garden, pet and other	3,287,551	*	2,375,934	*
Seed processing and sales	121,749		116,771
Industrial tools and clamps	110,655		108,239
Unallocated overhead	(41,885)		(59,112)
	$ 3,467,601		$ 2,391,327

Identifiable assets:
Industrial wood products	$ 1,659,045		$ 2,181,410
Lawn, garden, pet and other	19,167,457		15,561,693
Seed processing and sales	111,381		388,133
Industrial tools and clamps	602,305		786,072
Unallocated overhead	46,020		42,955
	$ 21,586,208		$ 18,960,263

Depreciation and amortization:
Industrial wood products	$ 634		$ 1,209
Lawn, garden, pet and other	171,525		168,711
Seed processing and sales	11,549		13,198
Industrial tools and clamps	4,723		3,655
	$ 188,431		$ 186,773

* For comparability purposes, the 2013 amount excludes gain on sale of property, plant and equipment of $353,852. The 2012 amount excludes reversal of litigation reserve of $1,443,629 and related interest of $6,734.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2013	2012

Capital expenditures:
Industrial wood products	$ 3,602	$ -
Lawn, garden, pet and other	171,222	23,721
Seed processing and sales	1,476	2,485
Industrial tools and clamps	7,379	10,000
	$ 183,679	$ 36,206

Interest expense:
Lawn, garden, pet and other	$ 400	$ 743

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine month periods ended May 31, 2013 and 2012:

	2013	2012
Sales	$ 12,475,035	$ 11,743,006

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine month periods ended May 31, 2013 and 2012:

	2013	2012

United States	$ 34,320,602	$ 31,908,507
Canada	1,889,696	1,831,358
Mexico / Latin America	2,256,420	944,623
Europe	54,615	341,925
Asia/Pacific	54,405	79,429
	$ 38,575,738	$ 35,105,842

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2013 and 2012.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2013

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2013, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 64%. At May 31, 2012, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 62%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2013, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $12,622,276. For the nine months ended May 31, 2012, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $12,693,623.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three month and nine month periods ended May 31, 2013 and 2012 are summarized as follows:

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2013	2012	2013	2012

Cash paid during the periods for:
Interest	$ -	$ 743	$ 400	$ 743
Income taxes	$ 546,000	$ 633,435	$ 1,530,812	$ 633,435

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited consolidated financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2013 and August 31, 2012 and its results of operations and cash flows for the nine month periods May 31, 2013 and 2012 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2013 are not necessarily indicative of the results that may be experienced for the full fiscal year ending August 31, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2013 and May 31, 2012

For the three months ended May 31, 2013, sales totaled $15,051,509, a decrease of $1,061,926 compared to sales of $16,113,435 for the three months ended May 31, 2012. The decrease is primarily due to lower sales at JCSC and MSI.

Sales at Greenwood were $1,862,740 for the three months ended May 31, 2013 compared to sales of $1,992,944 for the three months ended May 31, 2012, which was a decrease of $130,204 or 6.5%.  The boat manufacturing industry remains very weak, which has resulted in lower demand for Greenwood’s industrial wood products. Operating loss at Greenwood was ($20,795) for the three months ended May 31, 2013, which was an improvement of $7,952 from the loss of ($28,747) recorded in the same period a year ago.

Sales at JCLC for the three months ended May 31, 2013 were $11,737,628 compared to sales of $11,923,892 for the three months ended May 31, 2012. This represents a decrease of $186,264, or 1.6%. Operating income was $1,721,414, which was an increase of $242,224 compared to operating income of $1,479,190 in the year-ago quarter. The higher operating income is primarily due to an increasing shift towards e-commerce sales of our metal products through our customer’s online websites, which results in lower costs and higher margins.

Sales at JCSC were $692,239 for the three months ended May 31, 2013 compared to sales of $1,192,099 for the three months ended May 31, 2012. This represents a decrease of $499,860, or 42%. Product seed sales decreased primarily due to the departure of our lead salesman during the quarter. Seed cleaning service revenue has decreased due to an overall reduction in grass seed acres, combined with a consolidation of growers who clean in-house. Operating loss for the current quarter was ($49,638) compared to operating income of $3,290 in the year-ago quarter. The decline in operating income was directly attributable to the lower level of sales in the current quarter.

Sales at MSI were $758,903 for the three months ended May 31, 2013 compared to sales of $1,004,499 for the three months ended May 31, 2012 which was a decrease of $245,596, or 24%. Operating income was $54,411 compared to operating income of $106,358 in the quarter ended May 31, 2012. The decline in operating income was in line with the lower level of sales.

Gross margin for the three month period ended May 31, 2013 was 20.1% compared to 17.4% for the three months ended May 31, 2012. The increase was largely due to a more favorable product mix in the current quarter, and an increasing shift towards e-commerce sales of our metal products through our customer’s online websites.

Operating expenses for the three month period ended May 31, 2013 increased by $92,686 to $1,343,614 compared to $1,250,928 for the three month period ended May 31, 2012. Selling, General and Administrative Expenses increased by $138,244 to $372,191 compared to $233,947. Wages and Employee Benefits declined to $904,688 from $955,702 recorded in the year ago period. Depreciation and Amortization rose to 66,735 from $61,279.

Income tax expense for the three month period ended May 31, 2013 was $674,678 compared to $625,600 for the three month period ended May 31, 2012. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the three month period ended May 31, 2013 was $1,018,564, or $0.32 per share, compared to net income of $937,090, or $0.29 per share, for the three month period ended May 31, 2012, after adjustment for the 2 for 1 stock split effective May 2, 2013. The increase in earnings per share was due to the higher net income as well as a reduction in the weighted average number of common shares outstanding as a result of the repurchase and cancellation of common shares by the Company.

Nine Months Ended May 31, 2013 and May 31, 2012

For the nine months ended May 31, 2013, sales increased by $3,469,896, or 9.9%, to $38,575,738 from $35,105,842 for the nine months ended May 31, 2012. The increase primarily reflects higher sales at JCLC.

Sales at Greenwood were $5,935,268 for the nine months ended May 31, 2013 compared to sales of $5,700,139 for the nine months ended May 31, 2012. This is an increase of $235,129, or 4%. The increase in sales was due to successful sales efforts obtaining international export orders for our specialty plywood.  The marine market, however, remains very weak. Sales to boat manufacturers represented approximately 20% of Greenwood’s total sales for the nine months ended May 31, 2013, and demand from these kinds of customers has been severely affected by the uncertain economic environment.  Boat manufacturers continue to work down excess inventory accumulated over the past several years, and until such point, we do not foresee an industry recovery.  We continue to develop a readiness to participate when the market rebounds. Operating loss at Greenwood was ($10,469) for the current nine month period compared to an operating loss of ($131,191) for the nine months ended May 31, 2012.

Sales at JCLC were $26,742,571 for the nine months ended May 31, 2013 compared to sales of $22,874,080 for the nine months ended May 31, 2012. This represents an increase of $3,868,491, or 17%. The higher sales were due to several factors.  The Company’s older products have increased their market share with existing customers due to our sales efforts and the Company being recognized as a reliable and valued supplier. Also, the weakened economy has resulted in many consumers employing a "staycation" approach which has produced increased spending on home and backyard projects, including their pets. Therefore, many of our customers have expanded their pet product lines, including adding the Company’s newer pet containment products. Operating income increased to $3,217,884 from $2,310,720 for the nine months ended May 31, 2012. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $4,193,249 for the nine months ended May 31, 2013 compared to sales of $4,452,635 for the nine months ended May 31, 2012, which was a decrease of $259,386, or 6%. Higher cereal and livestock feed prices prevalent in the last several years have caused a shift by some growers from grass seed to grains, which have begun to have a positive effect on surpluses and wholesale prices. However, demand remains relatively weak, primarily from the new home construction and golf course industry in North America. Operating income for the current nine month period was $142,663, which was a slight increase from operating income of $142,578 recorded in the prior year’s nine month period.

Sales at MSI were $1,704,651 for the nine months ended May 31, 2013 compared to sales of $2,078,988 for the nine months ended May 31, 2012 which was a decrease of $374,337 or 18%. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling its more profitable products.  Although sales declined by 18%, operating income rose to $129,774 from $127,832 for the nine month period ended May 31, 2012.

Gross margin for the nine month period ended May 31, 2013 was 19.3% compared to 18.1% for the nine months ended May 31, 2012.

Operating expenses for the current nine month period rose slightly to $4,022,844 compared to expenses of $3,973,053 for the nine months ended May 31, 2012. Selling and Administrative expenses increased to $1,176,173 from $1,122,892. Wages and Employee Benefits were largely unchanged at $2,658,240 for the nine months ended May 31, 2013 compared to $2,663,388 for the nine months ended May 31, 2012. Depreciation and Amortization rose slightly to $188,431 from $186,773 recorded in the prior nine month period.

Other items in the current nine month period ended May 31, 2013 included the gain on sale of property, plant and equipment of $353,852 from the sale of approximately 1.64 acres of land to the State of Oregon. In the nine months ended May 31, 2012, the Company recorded the reversal of Litigation Reserves of $1,443,629 due to the favorable decision for the Company from the Oregon Supreme Court in the Company's lawsuit filed in relation to the acquisition of inventory by Greenwood Products. Including the other items, income before income taxes totaled $3,821,453 compared to $3,841,690 for the nine months ended May 31, 2012. Income tax expense for the current nine months was $1,531,512 compared to $1,552,793 for the nine months ended May 31, 2012. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine month period ended May 31, 2013 was $2,289,941, or $0.73 per share, compared to net income of $2,288,897, or $0.65 per share, for the nine month period ended May 31, 2012, after adjustment for the 2 for 1 stock split effective May 2, 2013. The increase in earnings per share for the current nine months was positively affected due to a reduction in the weighted average number of common shares outstanding as a result of the repurchase and cancellation of common shares by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2013, the Company had working capital of $17,428,279 compared to working capital of $14,930,305 as of August 31, 2012, an increase of $2,497,974. The largest differences in individual components in working capital during the period were a $369,491 increase in cash; a $1,727,858 increase in accounts receivable due to the seasonal cycle of sales to customers and the related timing of cash receipts; a decrease of $2,410,477 in inventory as the Company typically carries lower inventory in the third quarter due to the seasonal timing of its sales; a decrease of $5,000 in note receivable as the balance of $20,000 on one note was repaid and a new note of $15,000 was subsequently issued; an increase of $1,501,480 in prepaid expenses which is largely related to down payments for future inventory purchases; an increase of $125,868 in prepaid income taxes. Accounts payable declined by $1,166,234 due to the timing of payments to suppliers; accrued liabilities rose slightly by $34,665; accrued income taxes fell by $37,203 due to the timing of estimated tax payments; and litigation reserve declined by $19,982 as differences in interest rates resulted in a reduction in the amount reserved.

As of May 31, 2013, accounts receivable and inventory represented 49% of current assets and 44% of total assets. For the three months ended May 31, 2013, the accounts receivable collection period, or DSO, was 29 compared to 30 for the three months ended May 31, 2012. For the nine month period ended May 31, 2013, the DSO was 34 compared to 40 for the nine months ended May 31, 2012. Inventory turnover for the three months ended May 31, 2013 was 40 days compared to 40 days for the three months ended May 31, 2012. For the nine months ended May 31, 2013, inventory turnover was 52 days compared to 52 days for the nine months ended May 31, 2012.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which the Company had no borrowing against at May 31, 2013. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of May 31, 2013, the one month LIBOR rate plus 200 basis points was 2.19% (0.19% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the first nine months of fiscal 2013 ended May 31, 2013, the Company repurchased and cancelled 814 common shares at a total cost of $4,884, which represents an average price of $6.00 per share after adjusting for the 2-for-1 stock split effective May 2, 2013. Subsequent to the nine month period ended May 31, 2013, the Company commenced a new share repurchase plan to purchase for cancellation up to 400,000 common shares, which represents approximately 13% of the approximately 3.1 million common shares outstanding. The repurchase plan commenced on June 3, 2013 and will remain in place until August 16, 2013 but may be limited or terminated at any time without prior notice.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012.  The average daily trading volume of our common stock on NASDAQ was 7,126 shares (after adjusting for the 2 for 1 stock split) for the nine months ended May 31, 2013. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2013, our top ten customers represented 67% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2013.  However, the Company is exposed to interest rate risk.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 11, 2013

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

July 11, 2013

/s/  "Murray G. Smith"

Murray G. Smith, Chief Financial Officer