Form 10-K
period 2013-08-31
JEWETT CAMERON TRADING CO LTD
filed 2013-10-30
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  AUGUST 31, 2013

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

[   ] Yes       [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2013 = $14,813,208

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2013:  3,134,936

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2013

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

Total Company sales were approximately $49.3 and $45.9 million during fiscal years ended August 31, 2013 and 2012, respectively.

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

The contact person for the Company is Donald M. Boone, President, Chief Executive Officer, Treasurer and Director.

The Company declared a two for one stock split of its common stock with a record date of the close of business on April 25, 2013. Shareholders received one additional common share for each common share held as of the record date. The stock split was effective as of May 2, 2013. All share count and per share figures reflect this stock split.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value.  As of August 31, 2013 and October 30, 2013, there were 3,134,936 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”. The Company's common shares were previously listed on the Toronto Stock Exchange ("TSX") in Canada with the symbol “JCT”. However, effective October 11, 2012, the Company voluntarily delisted its common shares from the TSX as it no longer desires to maintain dual listings, due to the costs involved and as the volume of trading on the TSX has been minimal.

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

During fiscal 2013 and 2012, sales to boat manufacturers represented approximately 20% and 17% respectively of total segment sales.  Likewise, Greenwood’s total sales for fiscal 2013 and 2012 were 16% and 17% respectively of total Company sales.

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

JCLC owns the patents and manufacturing rights connected with the Adjust-A-Gate and Fit-Right products, which are the gate support systems for wood, vinyl, chain link, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these products.  JCLC also has two licensing agreements to market pet products.

Backlog orders are a factor in this business as customers may place firm priced orders for both wood and metal products for shipments to take place three to four months in the future.

Seed Processing and Sales - JCSC

JCSC operates out of an approximately 12 acre owned facility located adjacent to North Plains, Oregon. JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.  Even though the harvest and processing cycle is seasonal, sales of JCSC tend to be fairly uniform throughout the year.  However, profitability around the month of August may be unusually high based on a seasonal surge in cleaning sales, which are much more profitable sales than product sales.

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

Customer Concentration

The top ten customers were responsible for 66% and 62% of total Company sales for the years ended August 31, 2013 and August 31, 2012 respectively.  Also, the Company’s single largest customer was responsible for 23% and 20% of total Company sales for the years ended August 31, 2013 and August 31, 2012 respectively.

Employees

As of August 31, 2013, the Company had 43 full-time employees.  By segment these employees were located as follows: Greenwood 3, JCLC 27, JCSC 7, and MSI 6.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the officers of the Company are employed by JCLC.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 14,159 shares on NASDAQ for the fiscal year ended August 31, 2013.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2013 our top ten customers represented 66% of our total sales, and our single largest customer was responsible for 23% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in located in North America, and are primarily in the retail home improvement industries.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2013.  Based on this process we did not identify any material weaknesses.  Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         --- No Disclosure Necessary ---

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 46,000 square feet of covered space (6,000 office, 10,000 manufacturing, and 30,000 warehouse), a little over three acres of paved yard space, and was completed in October 1995.  The facility provides office space for all of the Company’s executive offices and is used as a distribution center to service the Company’s customer base for JCLC, Greenwood and MSI.

The property associated with JCSC, which is owned, consists of a little over 12 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  During fiscal 2010, the Company purchased a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133. The facility is 2,000 square feet and provides testing facilities for JCSC.  The company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010.  At that time, the Company exercised its option to buy the land and building for a total cost of $150,946.

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash. The land consists of 7.5 acres and the fixed assets included 12,000 square feet of buildings. The Company has an operating agreement in place with an outside party.

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

During the year ended August 31, 2013, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments.

b)

In January 2013, the Company's subsidiary Jewett-Cameron Lumber Corporation reached a settlement with the State of Oregon Department of Transportation in the Circuit Court of the State of Oregon for Washington County, Case No. C122901CV.  Under the settlement agreement, the Company agreed to sell approximately 1.64 acres of land to the Department of Transportation for $410,000. The land had a cost basis of $56,148, and the Company recorded a gain on sale of property plant and equipment of $353,852 during the fiscal year ended August 31, 2013.

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

Table No. 1 lists the volume of trading along with the high, low, and closing sales prices on the NASDAQ Capital Market for the Company's common shares. Prices are adjusted to reflect the common stock split effective May 2, 2013.

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/13	119,400	$ 13.44	$ 10.36	$ 11.26
Quarterly
8/31/13	1,070,100	$ 13.88	$ 10.48	$ 13.00
5/31/13	569,900	$ 12.78	$ 7.93	$ 10.58
2/28/13	925,600	$ 8.52	$ 5.94	$ 8.23
11/30/12	960,000	$ 7.25	$ 5.07	$ 6.59

8/31/12	224,900	$ 11.80	$ 8.59	$ 10.12
5/31/12	123,500	$ 9.50	$ 8.68	$ 9.05
2/29/12	401,400	$ 9.39	$ 7.58	$ 9.15
11/30/11	85,100	$ 9.25	$ 7.45	$ 8.00

Annually
8/31/13	3,525,600	$ 13.88	$ 5.07	$ 13.00
8/31/12	834,900	$ 11.80	$ 7.45	$ 10.12
8/31/11	1,060,600	$ 10.98	$ 6.75	$ 9.13
8/31/10	390,300	$ 8.30	$ 5.73	$ 6.85
8/31/09	239,700	$ 7.33	$ 4.00	$ 5.84

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

On October 30, 2013 there were 3,134,936 of the Company’s common shares outstanding.

Dividends

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.  The present policy of the Company is to retain earnings for use in its operations, expansion of its business, and the possible repurchase of Company shares.  There are no restrictions that limit the ability of the Company to pay dividends on common equity or that are likely to do so in the future.  Any dividends paid by the Company to U.S. shareholders would be subject to Canadian withholding tax.

Recent Sales of Securities: Use of Proceeds from Securities

The Company has sold no securities in the last 3 fiscal years.

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2013 and 2012, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On July 13, 2011, the Company announced the implementation of a new share repurchase plan. Under this plan, the Company could repurchase and cancel up to 600,000 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ"). Transactions may involve the Jewett-Cameron Trading Company Employee Stock Ownership Plan, and may also involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. This share repurchase plan commenced on July 25, 2011 and terminated on October 21, 2011. The Company repurchased a total of 121,000 common shares under this plan, including 56,704 shares purchased from the Jewett Cameron Employee Stock Ownership Plan. The total cost of the shares acquired was $552,295 at an average share price of $4.56.

On January 17, 2012, the Company announced the implementation of a new share repurchase plan. Under this plan, the Company could repurchase and cancel up to 600,000 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ") under similar terms as the July 13, 2011 plan. This share repurchase plan commenced on January 23, 2012 and terminated on May 11, 2012. The Company repurchased a total of 580,972 common shares under this plan, including 393,074 shares purchased from the Jewett Cameron Employee Stock Ownership Plan. The total cost of the shares acquired was $2,621,440 at an average share price of $4.51.

On August 17, 2012, the Company announced the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 800,000 common shares through facilities of NASDAQ under similar terms as the July 13, 2011 plan.  This share repurchase plan commenced on August 20, 2012 and terminated on March 15, 2013. A total of 814 common shares were repurchased under this plan. The total cost of the shares acquired was $4,884 at an average price of $6.00 per share.

On May 29, 2013, the Company announced the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 400,000 common shares through the facilities of NASDAQ under similar terms as the July 13, 2011 plan.  This share repurchase plan commenced on June 3, 2013 and terminated on August 16, 2013.  A total of 192 common shares were repurchased under this plan. The total cost of the shares acquired was $2,304 at an average price of $12.00 per share.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2013 and fiscal 2012.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2013
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 9,296	$ 14,228	$ 15,052	$ 10,710	$ 49,286
Gross profit	1,991	2,440	3,030	2,370	9,831
Net income	481	791	1,019	841	3,132
Basic earnings per share	$ 0.15	$ 0.25	$ 0.32	$ 0.28	$ 1.00
Diluted earnings per share	$ 0.15	$ 0.25	$ 0.32	$ 0.28	$ 1.00

For the Year Ended August 31, 2012
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,241	$ 11,752	$ 16,113	$ 10,840	$ 45,946
Gross profit	1,466	2,091	2,807	2,275	8,639
Net income	64	1,288	937	771	3,060
Basic earnings per share	$ 0.02	$ 0.37	$ 0.27	$ 0.23	$ 0.89
Diluted earnings per share	$ 0.02	$ 0.37	$ 0.27	$ 0.23	$ 0.89

Fiscal 2013 quarterly per share earnings were calculated using weighted average number of common shares outstanding of  3,135,509 (2012 - 3,444,212).

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2013 and August 31, 2012

Sales totaled $49,286,147 in fiscal 2013 compared to sales of $45,945,530 in fiscal 2012, which was an increase of $3,340,617, or 7%.  Sales increased by 16% at JCLC, which was partially offset by lower sales JCSC and MSI. Sales at Greenwood for fiscal 2013 were flat from the prior year.

Gross margin was 19.9% in fiscal 2013 compared to 18.8% in fiscal 2012. The gross margins for the current year were higher due to the increase in sales at JCLC. Operating expenses increased $81,142 to $5,157,403 in fiscal 2013 from $5,076,261 in fiscal 2012. The slight increase was due to an increase in selling, general and administrative, which rose to $1,503,227 from $1,463,550. Wages and employee benefits increased to $3,397,690 from $3,368,495 in fiscal 2012. Depreciation and amortization rose slightly to $256,486 in fiscal 2013 compared to $244,216 in fiscal 2012. Income from operations rose to $4,673,690 in fiscal 2013 from $3,563,140 in fiscal 2012.

Including other items, income before income taxes was $5,064,925 in fiscal 2013 compared to $5,019,994 in fiscal 2012. In fiscal 2013, gain on sale of property, plant and equipment was $353,852 from the sale of approximately 1.64 acres of land to the State of Oregon. In fiscal 2012, litigation income totaled $1,443,629 from the reversal of litigation reserves due to the favorable decision for the Company from the Oregon Supreme Court in the Company's lawsuit filed in relation to the acquisition of inventory by Greenwood Products. Interest and other income was $37,783 in fiscal 2013 compared to $13,968 in fiscal 2012. The increase was due to additional interest income as a result of the favorable difference in interest rates between the two judgments. Current and deferred income tax expense was $1,932,906 in fiscal 2013 compared to $1,960,063 in fiscal 2012. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2013 was $3,132,019, or $1.00 per basic and diluted share. Including the positive effects of the reversal of the litigation reserve, net income for fiscal 2012 was $3,059,931, or $0.89 per basic and diluted share. The weighted number of shares outstanding was 3,135,509 in fiscal 2013 and 3,444,212 in fiscal 2012.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2013 were $7,864,264, which was a decrease of $2,205 from sales of $7,866,469 in fiscal 2012. Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Sales of plywood to boat manufacturers represented approximately 20% and 17% of Greenwood’s total sales during fiscal 2013 and 2012, respectively. Boat manufacturers continue to work down excess inventory accumulated over the several years, and until such point, we do not foresee an industry recovery. We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships. Greenwood had operating income of $12,316 in fiscal 2013 compared to an operating loss of $89,973 in fiscal 2012. The improvement in operating income reflects management's operating expense control at Greenwood, but the current depressed economic conditions and weak demand from the marine sector continues to be a challenge for this segment.

Lawn, Garden, Pet and Other - JCLC

Sales at JCLC were $34,650,584 in fiscal 2013 compared to sales of $29,819,201 in fiscal 2012, which was an increase of $4,831,383, or 16%. The higher sales were due to several factors.  The Company’s older products have increased their market share with existing customers due to our sales efforts and the Company being recognized as a reliable and valued supplier. Also, the weakened economy has resulted in many consumers employing a "staycation" approach which has produced increased spending on home and backyard projects, including their pets. Therefore, many of our customers have expanded their pet product lines, including adding several new pet containment products recently introduced by the Company. The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2013

$25.5

$9.2

$34.7

73%

27%

100%

2012

$21.3

$8.5

$29.8

71%

29%

100%

Operating income at JCLC for 2012 was $4,445,315 in 2013 compared to operating income of $3,451,704 in 2012. The higher operating income was primarily due to the higher level of sales.

Seed Processing and Sales - JCSC

Sales at JCSC were $4,707,797 in fiscal 2013 compared to sales of $5,733,323 in fiscal 2012, which represents a decrease of $1,025,526, or 18%. Product seed sales decreased primarily due to the departure of our lead salesman during 2013. Seed cleaning service revenue has decreased due to an overall reduction in grass seed acres, combined with a consolidation of growers who clean in-house.  Operating income at JCSC was $50,209 in fiscal 2013 compared to income of $105,003 in 2012. The decline in income was due to the lower level of sales for the year.

Industrial Tools and Clamps - MSI

Sales at MSI were $2,063,974 in fiscal 2013 compared to sales of $2,526,537 in fiscal 2012, which was a decrease of $463,034, or 18%. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling its more profitable products. Operating income declined to $157,872 in 2013 from $173,614 in fiscal 2012, a decline of $15,742, or 9%.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2013

As of August 31, 2013, the Company had working capital of $18,037,802 compared to working capital of $14,930,305 as of August 31, 2012, which is an increase of $3,107,497. The largest changes affecting working capital include the increase in cash of $999,057, an increase in accounts receivable of $251,935, an increase in inventory of $1,435,602, and an increase in prepaid expenses of $198,652. Prepaid income taxes increased by $270,423 due to differences in the timing and amount of estimated tax payments. Current liabilities increased slightly to $3,009,443 from $2,966,271. Accounts payable rose to $1,715,458 from $1,577,182, which was related to the increase in inventory; Litigation reserve fell to $144,103 from $170,819 due to favorable interest rates; Accrued liabilities fell to $1,149,882 from $1,181,067; and accrued income taxes fell by $37,203. The ratio of current assets to current liabilities, or current ratio, as of August 31, 2013 was 6.99.

For the fiscal year ended August 31, 2013, the accounts receivable collection period or DSO was 25 days compared to 25 days for the year ended August 31, 2012. Inventory turnover for the year ended August 31, 2013 was 72 days compared to 63 days for the year ended August 31, 2012.

During the year the Company repurchased and cancelled 1,006 common shares which used cash of $7,188. Purchase of property, plant and equipment used cash of $481,934, which included an addition to the JCLC warehouse completed in the 4th quarter to support the segment’s increase in inventory and sales. Proceeds from the sale of property, plant and equipment was $410,000 which was a result of the sale of 1.64 acres of land to the State of Oregon.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $5 million, of which $5 million is available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of August 31, 2013 the one month LIBOR rate plus 200 basis points was 2.18% (0.18% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2013 or 2012.  Typically the Company passes price increases on to the customer.

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

During the year ended August 31, 2013, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2013, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2013 and 2012

Report of Independent Registered Accounting Firm dated October 30, 2013

Consolidated Balance Sheets

Balance Sheets at August 31, 2013 and August 31, 2012

Consolidated Statements of Operations

  For the years ended August 31, 2013 and August 31, 2012

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2013 and August 31, 2012

Consolidated Statements of Cash Flows

  For the years ended August 31, 2013 and August 31, 2012

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated October 30, 2013

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Jewett-Cameron Trading Company Ltd. and Subsidiaries' management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 30, 2013

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2013	2012

ASSETS

Current assets
Cash	$ 8,308,445	$ 7,309,388
Accounts receivable, net of allowance of $Nil (August 31, 2012 - $6,509)	3,344,777	3,092,842
Inventory, net of allowance of $134,259 (August 31, 2012 - $139,869) (note 3)	8,520,991	7,085,389
Note receivable	15,000	20,000
Prepaid expenses	587,609	388,957
Prepaid income taxes	270,423	-

Total current assets	21,047,245	17,896,576

Property, plant and equipment, net (note 4)	2,241,950	1,997,109
Intangible assets, net (note 5)	368,662	444,203

Deferred tax assets (note 6)	-	101,573

Total assets	$ 23,657,857	$ 20,439,461

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2013	2012

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,715,458	$ 1,577,182
Litigation reserve (note 13(a))	144,103	170,819
Accrued liabilities	1,149,882	1,181,067
Accrued income taxes	-	37,203

Total current liabilities	3,009,443	2,966,271

Deferred tax liability (note 6)	50,393	-

Total liabilities	3,059,836	2,966,271

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,134,936 common shares (August 31, 2012 - 3,135,942)	1,479,246	1,479,721
Additional paid-in capital	600,804	600,804
Retained earnings	18,517,971	15,392,665

Total stockholders’ equity	20,598,021	17,473,190

Total liabilities and stockholders’ equity	$ 23,657,857	$ 20,439,461

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2013	2012

SALES	$ 49,286,147	$ 45,945,530

COST OF SALES	39,455,054	37,306,129

GROSS PROFIT	9,831,093	8,639,401

OPERATING EXPENSES
Selling, general and administrative	1,503,226	1,463,550
Depreciation and amortization	256,487	244,216
Wages and employee benefits	3,397,690	3,368,495
	5,157,403	5,076,261

Income from operations	4,673,690	3,563,140

OTHER ITEMS
Gain on sale of property, plant and equipment	353,852	-
Interest and other income	37,383	13,225
Litigation income (note 13(a))	-	1,443,629
	391,235	1,456,854

Income before income taxes	5,064,925	5,019,994

Income taxes (note 6)
Current	1,780,940	1,903,774
Deferred	151,966	56,289

Net income for the year	$ 3,132,019	$ 3,059,931

Basic earnings per common share	$ 1.00	$ 0.89

Diluted earnings per common share	$ 1.00	$ 0.89

Weighted average number of common shares outstanding:
Basic	3,135,509	3,444,212
Diluted	3,135,509	3,444,212

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	Common shares
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2011	3,816,914	$ 1,801,043	$ 600,804	$ 15,086,971	$ 17,488,818

Shares repurchased and cancelled (note 9)	(680,972)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	3,135,942	1,479,721	600,804	15,392,665	17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	$ 1,479,246	$ 600,804	$ 18,517,971	$ 20,598,021

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEAR ENDED AUGUST 31

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 3,132,019	$ 3,059,931
Items not affecting cash:
Depreciation and amortization	256,487	244,216
Gain on sale of property, plant and equipment	(353,852)	-
Deferred income taxes	151,966	56,289
Litigation income	-	(1,443,629)
Interest income on litigation	(26,716)	(13,467)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	(251,935)	804,244
Decrease in note receivable	5,000	21,500
Increase in inventory	(1,435,602)	(1,269,796)
Decrease (increase) in prepaid expenses	(198,652)	459,384
Decrease (increase) in prepaid income taxes	(270,423)	682,527
Increase in accounts payable and accrued liabilities	107,091	1,297,138
Increase (decrease) in accrued income taxes	(37,203)	37,203

Net cash provided by operating activities	1,078,180	3,935,540

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	410,000	-
Purchase of property, plant and equipment	(481,935)	(311,670)
Purchase of intangible assets and other	-	(13,050)

Net cash used in investing activities	(71,935)	(324,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(7,188)	(3,075,559)

Net cash used in financing activities	(7,188)	(3,075,559)

Net increase in cash	999,057	535,261

Cash, beginning of year	7,309,388	6,774,127

Cash, end of year	$ 8,308,445	$ 7,309,388

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2013, cash was $8,308,445 compared to $7,309,388 at August 31, 2012.  At August 31, 2013 and 2012, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 54 months and 66 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2013 and 2012 are as follows:

	2013	2012

Net income	$ 3,132,019	$ 3,059,931

Basic weighted average number of common shares outstanding	3,135,509	3,444,212

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	3,135,509	3,444,212

Basic and diluted earnings per common share	$ 1.00	$ 0.89

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the years ended August 31, 2013 and 2012, and there were no options outstanding on August 31, 2013 or 2012.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2013 and 2012 follows:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$8,308,445	$8,308,445	$7,309,388	$7,309,388
Accounts receivable, net of allowance	3,344,777	3,344,777	3,092,842	3,092,842
Note receivable	15,000	15,000	20,000	20,000
Accounts payable and accrued liabilities	2,865,340	2,865,340	2,758,249	2,758,249

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$8,308,445	$8,308,445	$—	$—

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

3.

INVENTORY

A summary of inventory as of August 31, 2013 and 2012 follows:

	2013	2012

Wood products and metal products	$ 7,984,678	$ 6,457,600
Industrial tools	482,949	437,347
Agricultural seed products	53,364	190,442

	$ 8,520,991	$ 7,085,389

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2013 and 2012 follows:

	2013	2012

Office equipment	$ 565,575	$ 491,470
Warehouse equipment	1,431,707	1,343,311
Buildings	2,681,989	2,362,555
Land	761,924	818,072
	5,441,195	5,015,408

Accumulated depreciation	(3,199,245)	(3,018,299)

Net book value	$ 2,241,950	$ 1,997,109

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2013 and 2012 follows:

	2013	2012
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(524,993)	(449,452)

Net book value	$ 368,662	$ 444,203

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2013	2012

Computed tax at the federal statutory rate	$ 1,544,074	$ 1,646,365
State taxes, net of federal benefit	226,146	241,237
Depreciation	15,347	(3,266)
Inventory reserve	(4,167)	62,282
Deferred Gain – Land Sale	138,059	-
Other	13,447	13,445

Provision for income taxes	$ 1,932,906	$ 1,960,063

Current income taxes	$ 1,780,940	$ 1,903,774
Deferred income taxes	151,966	56,289
	$ 1,932,906	$ 1,960,063

Deferred income tax liability as of August 31, 2013 of $50,393 (August 31, 2012 – Deferred income tax asset of $101,573) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2013	2012

Deferred tax assets:
Allowance for inventory	$ 82,087	$ 77,920
Allowance for bad debts	-	2,727
Difference between book and tax depreciation	5,579	20,926

Total deferred tax assets	87,666	101,573
Valuation allowance	-	-

Net deferred tax assets	$ 87,666	$ 101,573

Net deferred tax liability	138,059	-

Combined net deferred tax asset (liability)	$ (50,393)	$ 101,573

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of August 31, 2013 or August 31, 2012.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 200 basis points (Note 13(b)).

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

During the 4th quarter of fiscal 2013 ended August 31, 2013, the Company repurchased and cancelled a total of 192 common shares under a 10b5-1 share repurchase plan. The total cost was $2,304 at an average price of $12.00 per share. The premium paid to acquire these shares over their per share book value in the amount of $2,213 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of the years ended August 31, 2013 and August 31, 2012.

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP formerly held common shares of the Company and granted to participants in the plan certain ownership rights in, but not possession of, or voting control of, any common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company records compensation expense based on the market price of the Company's shares when they were allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Beginning in fiscal 2010, the ESOP began its investment in diversified mutual funds. During fiscal 2011 and 2012, all of the Company’s shares held by the ESOP were sold, with the majority repurchased by the Company and cancelled under the 10b5-1 share repurchase plans. Effective June 30, 2012, the ESOP was terminated, subject to the approval of the Internal Revenue Service.  No further contributions shall be made to the ESOP.  On October 18, 2013, the Internal Revenue Service issued a favorable determination letter for the termination of the ESOP, and the Plan is in process of distributing the remaining assets to the participants.

ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2013 and 2012, respectively, and is included in wages and employee benefits.  No shares were owned by the ESOP at August 31, 2013 or 2012.

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the years ended August 31, 2013 and 2012 the 401(k) compensation expense was $200,723 and $186,906, respectively.

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

During the year ended August 31, 2013, the Company recorded $26,716 of interest income (August 31, 2012 - $13,467) due to the favorable difference in interest rates between the judgments.

A summary of the litigation reserve is as follows:

	August 31, 2013	August 31, 2012

Litigation loss	$ -	$ -
Litigation reserve	170,819	184,286
Interest expense	-	-
Interest income	(26,716)	(13,467)
Total	$ 144,103	$ 170,819

b)

At August 31, 2013 and August 31, 2012 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the years ended August 31:

	2013	2012

Sales to unaffiliated customers:
Industrial wood products	$ 7,864,264	$ 7,866,469
Lawn, garden, pet and other	34,650,583	29,819,201
Seed processing and sales	4,707,797	5,733,323
Industrial tools and clamps	2,063,503	2,526,537
	$ 49,286,147	$ 45,945,530

Income (loss) before income taxes:
Industrial wood products	$ 12,315		$ (109,345)
Lawn, garden, pet and other	4,504,778	*	3,437,720	*
Seed processing and sales	26,711		71,614
Industrial tools and clamps	132,467		147,859
Unallocated overhead	8,086		15,050
	$ 4,684,357		$ 3,562,898

Identifiable assets:
Industrial wood products	$ 1,145,154		$ 1,961,561
Lawn, garden, pet and other	21,566,594		16,632,902
Seed processing and sales	320,193		1,320,437
Industrial tools and clamps	616,472		514,637
Unallocated overhead	9,444		9,924
	$ 23,657,857		$ 20,439,461

Depreciation and amortization:
Industrial wood products	$ 866		$ 1,613
Lawn, garden, pet and other	233,733		220,539
Seed processing and sales	15,295		16,780
Industrial tools and clamps	6,592		5,284
	$ 256,486		$ 244,216

*

For comparability purposes, the 2013 amount excludes gain on sale of property, plant and equipment of $353,852 and litigation interest income of $26,716.  The 2012 amount excludes reversal of litigation reserve of $1,443,629 and related interest of $13,467.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

	2013	2012

Capital expenditures:
Industrial wood products	$ 3,602	$ -
Lawn, garden, pet and other	469,477	294,705
Seed processing and sales	1,476	15,465
Industrial tools and clamps	7,379	14,550
	$ 481,934	$ 324,720
Interest expense:
Lawn, garden, pet and other	$ 400	$ -
Unallocated overhead	-	743
	$ 400	$ 743

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2013	2012

Sales	$ 17,672,338	$ 15,202,776

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2013	2012

United States	$ 44,184,875	$ 41,935,912
Canada	2,126,786	2,099,210
Mexico/Latin America	2,723,535	1,434,467
Europe	163,791	395,957
Asia/Pacific	87,160	79,984

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2013 and 2012.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 2013, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 51%. At August 31, 2012, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 29%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2013, there were two supplies which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,693,040. For the fiscal year ended August 31, 2012, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,763,460.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2013 and 2012 are summarized as follows:

	2013	2012

Cash paid during the year for:
Interest	$ 400	$ 743
Income taxes	$ 2,076,812	$ 520,000

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2013 and 2012 and for the years then ended is included on Page 18 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2013 and 2012 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2013 and 2012, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

October 30, 2013

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2013

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2013

Allowance deducted from related Balance sheet account:
Inventory	$ 139,869	$ -	$ -	$ (5,610)	$ 134,259

August 31, 2012

Allowance deducted from related Balance sheet account:
Inventory	$ 204,860	$ -	$ -	$ (64,991)	$ 139,869

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2013.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of October 30, 2013 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	73	July 1987
Ted A. Sharp (1) (2)	65	September 2004
Ralph E. Lodewick (1) (2)	78	February 2008
Frank G. Magdlen (1) (2)	66	January 2013

(1)

Member of Audit Committee.

(2)

Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of October 30, 2013, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company, with the exception of the CFO who spends 50% of his time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	73	July 1987
Murray G. Smith	Chief Financial Officer	42	September 2009
Michael C. Nasser	Corporate Secretary	67	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over 45 years of management experience and has been Chief Executive Officer of the Company since its beginning in 1987. Before this he worked for companies including Sunrise Forest Products, Oregon Pacific Industries, and Tektronix.

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

Michael C. Nasser has over 40 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Ted A. Sharp is Chairman of the Company’s Audit Committee.  He has been a Certified Public Accountant since 1978 and since 2002 has been Controller for Cherry City Electric in Salem, Oregon. Previously he was Chief Financial Officer of Cord Communications, and before that he worked for companies including Westower Communications.  Mr. Sharp is a graduate of the University of Oregon.

Ralph E. Lodewick has an extensive business and governance background covering over 44 years.  Employers have included Tektronix, and he has owned businesses involved in art and music.  He has served on the board of directors of City Arts and the Mt. Hood Festival of Jazz.  Also, he has been a board member and board president of the Jazz Society of Oregon and the Multnomah Arts Center Association.

Frank G. Magdlen has over 40 years of business experience during which he held various financial services positions specializing in investment banking, research on small capitalization companies and portfolio management.  Mr. Magdlen has an MBA from University of Southern California, and an undergraduate degree from University of Portland.  Mr. Magdlen is a Chartered Financial Analyst.

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

The current members of the audit committee are Ted Sharp, Ralph Lodewick, and Frank Magdlen.  All current members of the audit committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The audit committee met three times in fiscal 2011, two times in fiscal 2012, and two times in fiscal 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2013, 2012 and 2011 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer
	2013	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 5,159
	2012	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 1,440
	2011	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 3,960

Michael Nasser, Corporate Secretary
	2013	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 8,598
	2012	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 2,400
	2011	$177,000	$60,000	$ -	$ -	$ -	$ -	$ 9,400

Murray Smith, Chief Financial Officer
	2013	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 8,598
	2012	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 2,400
	2011	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 6,090

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

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2013 to provide pension, retirement or similar benefits for directors or executive officers.

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

Stock Options

The Company may grant stock options to purchase securities to directors and employees on terms and conditions acceptable to the regulatory authorities in Canada, notably the Ontario Securities Commission and British Columbia Securities Commission.  The Company has no formal written stock option plan.

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

No options were granted during fiscal 2012 or fiscal 2013, and as of August 31, 2013 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.  For the years ended August 31, 2013 and 2012 the 401(k) compensation expense was $200,723 and $186,906, respectively.  The contributions for Donald Boone were $5,159 and $1,440 for the fiscal years ended August 31, 2013 and 2012 respectively.  The contributions for Michael Nasser were $8,598 and $2,400 for the fiscal years ended August 31, 2013 and 2012 respectively.  The contributions for Murray Smith were $8,598 and $2,400 for the fiscal years ended August 31, 2013 and 2012 respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company formerly sponsored an ESOP that covered all U.S. employees who were employed by the Company on August 31st of each year and who had at least one thousand hours with the company in the twelve months preceding that date. The ESOP granted to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company recorded compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2013 and 2012 respectively.  The ESOP shares allocated as of August 31, 2013 and 2012 were Nil and Nil respectively. There are no un-funded liabilities.

Starting for the first time in the fiscal year ended August 31, 2008 the compensation expense associated with the ESOP has been invested on behalf of the plan participants in the Vanguard Star Fund, which is a low cost, broadly diversified mutual fund that owns both stocks and bonds.  This move by the Company was designed to provide plan participants with some degree of diversification in their ownership stake in the ESOP. Effective June 30, 2012, the ESOP has been terminated, subject to the approval of the Internal Revenue Service.  No further contributions shall be made to the ESOP.  On October 18, 2013, the Internal Revenue Service issued a favorable determination letter for the termination of the ESOP, and the Plan is in process of distributing the remaining assets to the participants.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2013 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2013 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2013 the following cash payments were paid to directors to compensate them for board meetings attended:  Ted Sharp $3,100, Jeff Wade $3,100, Frank Magdlen $Nil, and Ralph Lodewick $3,100.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2013 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2013 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2013 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of October 30, 2013.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone 12615 S.W. Parkway Portland, Oregon 97225	902,362	28.8%

Common	Michael C. Nasser 3150 S.W. 72nd Avenue Portland, Oregon 97225	334,058	10.7%

Common	Murray G. Smith 13318 Hidden Bay Court Lake Oswego, Oregon 97035	Nil	Nil

Total directors, executive officers, and 5% shareholders		1,236,420	39.4%

(1)

Based on 3,134,936 shares outstanding as of October 30, 2013.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2013	2012

Audit fees	$ 90,000	$ 90,350
Tax fees	3,500	1,000
All other fees (1)	24,750	24,750

Total	$ 118,250	$ 116,100

(1)  FY2013:

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

3.1

Notice of Articles dated May 1, 2013

(filed as an exhibit to this Form 10-K Annual Report)

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: October 30, 2013	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 30, 2013	By: /s/ "Donald M. Boone" Donald M. Boone, President/CEO/Treasurer/Director

Dated: October 30, 2013	By: /s/ "Murray G. Smith" Murray G. Smith, Chief Financial Officer

Dated: October 30, 2013	By: /s/ "Michael C. Nasser" Michael C. Nasser, Corporate Secretary

Dated: October 30, 2013	By: /s/ "Ted A. Sharp" Ted A. Sharp, Director

Dated: October 30, 2013	By: /s/ "Ralph E. Lodewick" Ralph E. Lodewick, Director

Dated: October 30, 2013	By: /s/ "Frank Magdlen" Frank Magdlen, Director