Form 10-Q
period 2013-11-30
JEWETT CAMERON TRADING CO LTD
filed 2014-01-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2013

☐

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,134,936 common shares as of January 13, 2014.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2013

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2013	August 31, 2013

ASSETS

Current assets
Cash	$ 8,096,072	$ 8,308,445
Accounts receivable, net of allowance of $Nil (August 31, 2013 - $Nil)	2,237,734	3,344,777
Inventory, net of allowance of $134,259 (August 31, 2013 - $134,259) (note 3)	8,374,751	8,520,991
Note receivable	-	15,000
Prepaid expenses	883,172	587,609
Prepaid income taxes	43,744	270,423

Total current assets	19,635,473	21,047,245

Property, plant and equipment, net (note 4)	2,247,334	2,241,950
Intangible assets, net (note 5)	350,486	368,662

Total assets	$ 22,233,293	$ 23,657,857

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2013	August 31, 2013

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 453,525	$ 1,715,458
Litigation reserve (note 13(a))	137,442	144,103
Accrued liabilities	665,897	1,149,882

Total current liabilities	1,256,864	3,009,443

Deferred tax liability (note 6)	45,829	50,393

Total liabilities	1,302,693	3,059,836

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,134,936 common shares (August 31, 2013 - 3,134,936)	1,479,246	1,479,246
Additional paid-in capital	600,804	600,804
Retained earnings	18,850,550	18,517,971

Total stockholders’ equity	20,930,600	20,598,021

Total liabilities and stockholders’ equity	$ 22,233,293	$ 23,657,857

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2013	2012

SALES	$ 8,006,281	$ 9,296,405

COST OF SALES	6,156,502	7,305,399

GROSS PROFIT	1,849,779	1,991,006

OPERATING EXPENSES
Selling, general and administrative expenses	391,886	335,820
Depreciation and amortization	70,019	57,494
Wages and employee benefits	843,950	825,307

	1,305,855	1,218,621

Income from operations	543,924	772,385

OTHER ITEMS
Interest and other income	6,661	16,710
Gain on sale of equipment	4,109	-
	10,770	16,710

Income before income taxes	554,694	789,095

Income tax expense	(222,115)	(308,349)

Net income	$ 332,579	$ 480,746

Basic earnings per common share	$ 0.11	$ 0.15

Diluted earnings per common share	$ 0.11	$ 0.15

Weighted average number of common shares outstanding:
Basic	3,134,936	3,135,942
Diluted	3,134,936	3,135,942

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2011	3,816,914	$ 1,801,043	$ 600,804	$ 15,086,971	$ 17,488,818

Shares repurchased and cancelled (note 9)	(680,972)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	3,135,942	1,479,721	600,804	15,392,665	17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	$ 1,479,246	$ 600,804	$ 18,517,971	$ 20,598,021

Net income	-	-	-	332,579	332,579

November 30, 2013	3,134,936	$ 1,479,246	$ 600,804	$ 18,850,550	$ 20,930,600

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 332,579	$ 480,746
Items not involving an outlay of cash:
Depreciation and amortization	70,019	57,494
Gain on sale of equipment	(4,109)	-
Deferred income taxes	(4,564)	14,323
Interest income on litigation	(6,661)	(6,661)

Changes in non-cash working capital items:
Decrease in accounts receivable	1,107,043	426,020
Decrease in inventory	146,240	1,324,365
Decrease in note receivable	15,000	20,000
Decrease in prepaid income taxes	226,679	-
Increase in prepaid expenses	(295,563)	(1,579,612)
Decrease in accounts payable and accrued liabilities	(1,745,918)	(971,229)
Increase in accrued income taxes	-	293,754

Net cash provided (used) by operating activities	(159,255)	59,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(57,918)	(112,133)
Proceeds from sale of equipment	4,800	-

Net cash used in investing activities	(53,118)	(112,133)

Net decrease in cash	(212,373)	(52,933)

Cash, beginning of period	8,308,445	7,309,388

Cash, end of period	$ 8,096,072	$ 7,256,455

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

1.

NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. was incorporated in British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), incorporated September 1953. Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary. Effective September 1, 2013, the Company reorganized certain of its subsidiaries. JCLC’s name was changed to JC USA Inc. (“JC USA”), and a new subsidiary, Jewett-Cameron Company (“JCC”), was incorporated.

JC USA has the following wholly owned subsidiaries: MSI-PRO Co. (“MSI”), incorporated April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, Greenwood Products, Inc. (“Greenwood”), incorporated February 2002, and Jewett-Cameron Company, incorporated September 2013. Jewett-Cameron Trading Company Ltd. and its subsidiaries (the “Company”) have no significant assets in Canada.

The Company, through its subsidiaries, operates out of facilities located in North Plains, Oregon. JCC’s business consists of the manufacturing and distribution of specialty metal products and wholesale distribution of wood products to home centers and other retailers located primarily in the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to customers in the marine and transportation industries in the United States. MSI is an importer and distributor of pneumatic air tools and industrial clamps in the United States. JCSC is a processor and distributor of agricultural seeds in the United States. JC USA provides professional and administrative services, including accounting and credit services, to its subsidiary companies.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2013 and August 31, 2013 and its results of operations and cash flows for the three month periods ended November 30, 2013 and November 30, 2012 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2014.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, JC USA, JCC, MSI, JCSC, and Greenwood, all of which are incorporated under the laws of Oregon, U.S.A.

All inter-company balances and transactions have been eliminated upon consolidation.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2013, cash was $8,096,072 compared to $8,308,445 at August 31, 2013.  At November 30, 2013 and August 31, 2013, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 51 months and 63 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

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

The earnings per share data for the three months ended November 30, 2013 and November 30, 2012 are as follows:

	2013	2012

Net income	$ 332,579	$ 480,746

Basic weighted average number of common shares outstanding	3,134,936	3,135,942

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	3,134,936	3,135,942

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

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

No options were granted during the quarter ended November 30, 2013, and there were no options outstanding on November 30, 2013.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2013 and August 31, 2013 follows:

	November 30, 2013		August 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$8,096,072	$8,096,072	$8,308,445	$8,308,445
Accounts receivable, net of allowance	2,237,734	2,237,734	3,344,777	3,344,777
Note receivable	-	-	15,000	15,000
Accounts payable and accrued liabilities	1,119,422	1,119,422	2,865,340	2,865,340

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$8,096,072	$8,096,072	$—	$—

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in the current year.  These reclassifications include adjustments to reflect the reorganization of the Corporate structure and reporting segments effective September 1, 2013.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2013	August 31, 2013

Wood products and metal products	$ 7,784,932	$ 7,984,678
Industrial tools	527,507	482,949
Agricultural seed products	62,312	53,364

	$ 8,374,751	$ 8,520,991

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2013	August 31, 2013

Office equipment	$ 557,456	$ 565,575
Warehouse equipment	1,467,602	1,431,707
Buildings	2,695,810	2,681,989
Land	761,924	761,924
	5,482,792	5,441,195

Accumulated depreciation	(3,235,458)	(3,199,245)

Net book value	$ 2,247,334	$ 2,241,950

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2013	August 31, 2013
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(543,169)	(524,993)

Net book value	$ 350,486	$ 368,662

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2013 of $45,829 (August 31, 2013 – $50,393) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of November 30, 2013 or August 31, 2013.

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

Common Stock Split

The Company declared a two for one stock split of its common stock with a record date at the close of business on April 25, 2013. Shareholders received one additional common share for each common share held as of the record date. The stock split was effective as of May 2, 2013. Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

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

The Company had no stock options outstanding as of November 30, 2013 and August 31, 2013.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP formerly held common shares of the Company and granted to participants in the plan certain ownership rights in, but not possession of, or voting control of, any common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company records compensation expense based on the market price of the Company's shares when they were allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Beginning in fiscal 2010, the ESOP began its investment in diversified mutual funds. During fiscal 2011 and 2012, all of the Company’s shares held by the ESOP were sold, with the majority repurchased by the Company and cancelled under the 10b5-1 share repurchase plans. Effective June 30, 2012, the ESOP was terminated, subject to the approval of the Internal Revenue Service. No further contributions shall be made to the ESOP. On October 18, 2013, the Internal Revenue Service issued a favorable determination letter for the termination of the ESOP, and the Plan is in process of distributing the remaining assets to participants.

ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2013 and 2012, respectively, and is included in wages and employee benefits.  No shares were owned by the ESOP at August 31, 2013 or 2012.

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the quarters ended November 30, 2013 and 2012 the 401(k) compensation expense was $47,754 and $22,730, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

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

During the year ended August 31, 2013, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the period ended November 30, 2013, the Company recorded $6,661 of interest income.

A summary of the litigation reserve is as follows:

	November 30, 2013	August 31, 2013

Litigation loss	$ -	$ -
Litigation reserve	144,103	170,819
Interest expense	-	-
Interest income	(6,661)	(26,716)
Total	$ 137,442	$ 144,103

b)

At November 30, 2013 and August 31, 2013 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

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

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. The majority of fixed and intangible assets, and certain Corporate and administrative functions which were formerly contained within the “Lawn, garden, pet and other” reporting segment are now classified as “Corporate and administrative.” The segment information for the quarter ended November 30, 2012 has been restated for comparability purposes.

Following is a summary of segmented information for the three month periods ended November 30:

	2013	2012

Sales to unaffiliated customers:
Industrial wood products	$ 1,457,246	$ 2,361,471
Lawn, garden, pet and other	5,443,943	4,772,939
Seed processing and sales	740,742	1,810,645
Industrial tools and clamps	364,350	351,350
	$ 8,006,281	$ 9,296,405

Income (loss) before income taxes:
Industrial wood products	$ (11,424)	$ 62,545
Lawn, garden, pet and other	258,917	414,204
Seed processing and sales	73,648	109,004
Industrial tools and clamps	37,264	34,732
Corporate and administrative	196,289	168,610
	$ 554,694	$ 789,095

Identifiable assets:
Industrial wood products	$ 1,440,281	$ 1,840,340
Lawn, garden, pet and other	8,929,943	7,029,438
Seed processing and sales	196,819	727,220
Industrial tools and clamps	616,992	609,409
Corporate and administrative	11,049,258	10,029,664
	$ 22,233,293	$ 20,236,071

Depreciation and amortization:
Industrial wood products	$ 245	$ 403
Lawn, garden, pet and other	10,101	1,352
Seed processing and sales	3,450	3,884
Industrial tools and clamps	1,904	1,426
Corporate and administrative	54,319	50,429
	$ 70,019	$ 57,494

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2013	2012
Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	57,918	112,133
	$ 57,918	$ 112,133

Interest expense:
Lawn, garden, pet and other	$ -	$ -

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30:

	2013	2012
Sales	$ 3,314,699	$ 1,926,150

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarter ended November 30:

	2013	2012

United States	$ 7,399,773	$ 7,680,338
Canada	137,935	467,597
Mexico/Latin America	379,032	1,097,390
Europe	89,541	33,306
Asia/Pacific	-	17,774

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2013 and 2012.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2013

(Unaudited)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2013, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 38%. At November 30, 2012, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 29%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2013, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $2,605,730. For the three months ended November 30, 2012, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $2,250,297.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2013 and August 31, 2013 and its results of operations and cash flows for the three month period ended November 30, 2013 and November 30, 2012 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2014.

The Company’s operations are classified into four reportable segments, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. Jewett-Cameron Lumber Corporation (JCLC) was changed to JC USA Inc. (JC USA), which has the following four wholly-owned subsidiaries.

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood),  Greenwood is a processor and distributor of industrial wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.

The lawn, garden, pet and other segment reflects the business of the newly incorporated Jewett-Cameron Company (JCC), which is a manufacturer and distributor of specialty metal products and a wholesaler of wood products formerly conducted by JCLC. Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC).  JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.

The industrial tools segment reflects the business of MSI-PRO (MSI).  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades; that are primarily sold to retailers that in turn sell to contractors and end users.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2013 and November 30, 2012

For the three months ended November 30, 2013, sales decreased $1,290,124 to $8,006,281 from $9,296,405 for the three months ended November 30, 2012.

Sales at Greenwood were $1,457,246 for the three months ended November 30, 2013 compared to sales of $2,361,471 for the three months ended November 30, 2012, which was a decrease of $904,225, or 38%. Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Sales of plywood to boat manufacturers represented approximately 20% and 17% of Greenwood’s total sales during fiscal 2013 and 2012, respectively. Boat manufacturers continue to work down excess inventory accumulated over the several years, and until such point, we do not foresee an industry recovery. We continue to develop a readiness to participate when the market rebounds.  In the meantime, we have been searching for alternative uses for our industrial wood products and developing new customer relationships. For the quarter, Greenwood had an operating loss of ($11,424) compared to operating income of $62,545 in the three months ended November 30, 2012. The operating loss for the current quarter was consistent with the decline in sales for the segment.

Sales at JCC were $5,443,943 for the three months ended November 30, 2013 compared to sales of $4,772,939 for the three months ended November 30, 2012, which was an increase of $671,004, or 14%. The increase in sales was primarily due to the Company’s efforts to expand its customer base through the addition of small and mid-sized customers. Operating income was $454,927 for the three months ended November 30, 2013, which was a decrease of $115,313 compared to income of $570,240 for the three months ended November 30, 2012. The decline in segment income was due to several factors, including an increase in overall market competitiveness. Raw material prices have increased, resulting in lower margins. The Company has also offered new customers sales incentives including introductory pricing. Selling expenses have increased in efforts to obtain new business, including trade shows, travel and the addition of one salesman. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $740,742 for the three months ended November 30, 2013 compared to sales of $1,810,645 for the three months ended November 30, 2012. This represents a decrease of $1,069,903, or 59%. Product seed sales decreased primarily due to the departure of our lead salesman during 2013. Seed cleaning service revenue has declined as more growers have begun to clean in-house. There has also been an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops.

Sales at MSI were $364,350 for the three months ended November 30, 2013 compared to sales of $351,350 for the three months ended November 30, 2012, which was an increase of $13,000, or 4%. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling its more profitable products. This sales shift resulted in higher operating profit of the quarter of $43,415 compared to a profit of $34,732 for the comparative quarter in the prior year.

Gross margin for the three month period ended November 30, 2013 was 23.1% compared to 21.4% for the three months ended November 30, 2012. The rise in gross margins in the current quarter was due to a favorable sales mix of higher margin metal products. However, higher raw material costs are restraining our overall margins.

The Company's income tax expense in the current period was $222,115 compared to $308,349 for the three months ended November 30, 2012. Net income for the three months ended November 30, 2012 was $332,579, or $0.11 per basic and diluted share, compared to net income of $480,746, or $0.15 per basic and diluted share for the three months ended November 30, 2012, as adjusted for the two for one common stock split effective May 2, 2013. The lower net income in the current quarter was negatively affected by higher operating expenses due to increased selling costs related to the Company’s recent efforts to expand its customer base to smaller and mid-sized companies.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2013, the Company had working capital of $18,378,609 compared to working capital of $18,037,802 as of August 31, 2013, an increase of $340,807. The increase was largely due to the Company’s net income from the first quarter ended November 30, 2013. Cash declined to $8,096,072, a decrease of $212,373. Accounts receivable declined to $2,237,734 from $3,344,777 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $146,240 and prepaid expenses, which are largely related to down payments for future inventory purchases, increased by $295,563. Note receivable declined by $15,000 as the remaining balance of the note was repaid during the quarter. Accounts payable declined by $1,261,933 due to the seasonally cycle of payments to inventory suppliers. Accrued liabilities declined by $483,985. Litigation reserve declined by $6,661 as differences in interest rates resulted in a reduction in the amount reserved.

As of November 30, 2013, accounts receivable and inventory represented 54% of current assets and 48% of total assets. For the three months ended November 30, 2013, the accounts receivable collection period, or DSO, was 25 compared to 26 for the three months ended November 30, 2012. Inventory turnover for the three months ended November 30, 2013 was 125 days compared to 80 days for the three months ended November 30, 2012.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000. As of November 30, 2013, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of November 30, 2013 the one month LIBOR rate plus 200 basis points was 2.17% (0.17% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. On August 17, 2012, the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 800,000 common shares through facilities of NASDAQ.  This share repurchase plan commenced on August 20, 2012 and terminated on March 15, 2013. During the fiscal year ended August 31, 2013, a total of 814 common shares were repurchased under this plan. The total cost of the shares acquired was $4,884 at an average price of $6.00 per share.  On May 29, 2013, the Company announced the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 400,000 common shares through the facilities of NASDAQ.  This share repurchase plan commenced on June 3, 2013 and terminated on August 16, 2013. During the fiscal year ended August 31, 2013, a total of 192 common shares were repurchased under this plan. The total cost of the shares acquired was $2,304 at an average price of $12.00 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012. The average daily trading volume of our common stock on NASDAQ was 7,922 shares for the three months ended November 30, 2013. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2013, our top ten customers represented 69% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the marine, and retail home improvement industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2013.  However, the Company is exposed to interest rate risk.

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

During the year ended August 31, 2013, the Company recorded $26,716 of interest income due to the favourable difference in interest rates between the judgments. During the first quarter of fiscal 2014 ended November 30, 2013, the Company recorded $6,661 of interest income.

b)

In January 2013, the Company's subsidiary JC USA Inc. (formerly Jewett-Cameron Lumber Corporation) reached a settlement with the State of Oregon Department of Transportation in the Circuit Court of the State of Oregon for Washington County, Case No. C122901CV.  Under the settlement agreement, the Company agreed to sell approximately 1.64 acres of land to the Department of Transportation for $410,000. The land had a cost basis of $56,148, and the Company recorded a gain on sale of property plant and equipment of $353,852 during the fiscal year ended August 31, 2013.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3.

Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.  Mine Safety Disclosures

---No Disclosure Required---

Item 5.

Other Information

---No Disclosure Required---

Item 6.

Exhibits

3.1

Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation

3.2

Articles of Incorporation of Jewett-Cameron Company.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

January 13, 2014

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

January 13, 2014

/s/   "Murray G. Smith"

Murray G. Smith, Chief Financial Officer