Form 10-Q
period 2014-02-28
JEWETT CAMERON TRADING CO LTD
filed 2014-04-09
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,821,443 common shares as of April 9, 2014.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2014

JEWETT-CAMERON TRADING COMPANY LTD. CONSOLIDATED BALANCE SHEETS (Expressed in U.S. Dollars) (Prepared by Management) (Unaudited)

	February 28, 2014	August 31, 2013

ASSETS

Current assets
Cash	$ 5,816,854	$ 8,308,445
Accounts receivable, net of allowance of $Nil (August 31, 2013 - $Nil)	4,256,286	3,344,777
Inventory, net of allowance of $134,259 (August 31, 2013 - $134,259) (note 3)	7,528,726	8,520,991
Note receivable	-	15,000
Prepaid expenses	2,088,834	587,609
Prepaid income taxes	492,032	270,423

Total current assets	20,182,732	21,047,245

Property, plant and equipment, net (note 4)	2,213,436	2,241,950
Intangible assets, net (note 5)	332,310	368,662

Total assets	$ 22,728,478	$ 23,657,857

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. CONSOLIDATED BALANCE SHEETS (Expressed in U.S. Dollars) (Prepared by Management) (Unaudited)

	February 28, 2014	August 31, 2013

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,190,980	$ 1,715,458
Litigation reserve (note 13(a))	130,854	144,103
Accrued liabilities	765,638	1,149,882

Total current liabilities	2,087,472	3,009,443

Deferred tax liability (note 6)	42,027	50,393

Total liabilities	2,129,499	3,059,836

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,076,756 common shares (August 31, 2013 - 3,134,936)	1,451,791	1,479,246
Additional paid-in capital	600,804	600,804
Retained earnings	18,546,384	18,517,971

Total stockholders’ equity	20,598,979	20,598,021

Total liabilities and stockholders’ equity	$ 22,728,478	$ 23,657,857

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in U.S. Dollars) (Prepared by Management) (Unaudited)

	Three Month Period Ended February 28,		Six Month Period Ended February 28,
	2014	2013	2014	2013

SALES	$ 9,732,649	$ 14,227,824	$ 17,738,930	$ 23,524,229

COST OF SALES	7,974,979	11,788,155	14,131,481	19,093,554

GROSS PROFIT	1,757,670	2,439,669	3,607,449	4,430,675

OPERATING EXPENSES
Selling, general and administrative expenses	446,900	468,162	838,786	803,982
Depreciation and amortization	69,531	64,202	139,550	121,696
Wages and employee benefits	832,421	928,246	1,676,371	1,753,553
	1,348,852	1,460,610	2,654,707	2,679,231

Income from operations	408,818	979,059	952,742	1,751,444

OTHER ITEMS
Gain on sale of property, plant and equipment	-	353,852	4,109	353,852
Interest and other income	6,612	6,605	13,273	23,315
Interest expense	-	(400)	-	(400)
	6,612	360,057	17,382	376,767

Income before income taxes	415,430	1,339,116	970,124	2,128,211

Income tax expense	(178,032)	(548,485)	(400,147)	(856,834)

Net income	$ 237,398	$ 790,631	$ 569,977	$ 1,271,377

Basic earnings per common share	$ 0.08	$ 0.25	$ 0.18	$ 0.41

Diluted earnings per common share	$ 0.08	$ 0.25	$ 0.18	$ 0.41

Weighted average number of common shares outstanding:
Basic	3,129,764	3,135,860	3,132,365	3,135,902
Diluted	3,129,764	3,135,860	3,132,365	3,135,902

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Expressed in U.S. Dollars) (Prepared by Management) (Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2011	3,816,914	$ 1,801,043	$ 600,804	$ 15,086,971	$ 17,488,818

Shares repurchased and cancelled (note 9)	(680,972)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	3,135,942	1,479,721	600,804	15,392,665	17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	1,479,246	600,804	18,517,971	20,598,021

Shares repurchased and cancelled (note 9)	(58,180)	(27,455)		(541,564)	(569,019)
Net income	-	-	-	569,977	569,977

February 28, 2014	3,076,756	$ 1,451,791	$ 600,804	$ 18,546,384	$ 20,598,979

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. Dollars) (Prepared by Management) (Unaudited)

	Three Month Period Ended February 28,		Six Month Period Ended February 28,
	2014	2013	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 237,398	$ 790,631	$ 569,977	$ 1,271,377
Items not involving an outlay of cash:
Depreciation and amortization	69,531	64,202	139,550	121,696
Gain on sale of property, plant and equipment	-	(353,852)	(4,109)	(353,852)
Deferred income taxes	(3,802)	137,100	(8,366)	151,423
Interest income on litigation	(6,588)	(6,588)	(13,249)	(13,249)

Changes in non-cash working capital items:
Increase in accounts receivable	(2,018,552)	(4,628,402)	(911,509)	(4,202,382)
Decrease in inventory	846,025	68,731	992,265	1,393,096
Decrease in note receivable	-	-	15,000	20,000
(Increase) decrease in prepaid expenses	(1,205,662)	537,657	(1,501,225)	(1,041,955)
Increase in prepaid income taxes	(448,288)	(253,952)	(221,609)	(253,952)
Increase (decrease) in accounts payable and accrued liabilities	837,196	675,104	(908,722)	(296,125)
Decrease in accrued income taxes	-	(330,957)	-	(37,203)

Net cash used in operating activities	(1,692,742)	(3,300,326)	(1,851,997)	(3,241,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,457)	(18,657)	(75,375)	(130,790)
Proceeds from sale of property, plant and equipment	-	410,000	4,800	410,000

Net cash provided by (used in) investing activities	(17,457)	391,343	(70,575)	279,210

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(569,019)	(4,884)	(569,019)	(4,884)

Net cash used in financing activities	(569,019)	(4,884)	(569,019)	(4,884)

Net decrease in cash	(2,279,218)	(2,913,867)	(2,491,591)	(2,966,800)

Cash, beginning of period	8,096,072	7,256,455	8,308,445	7,309,388

Cash, end of period	$ 5,816,854	$ 4,342,588	$ 5,816,854	$ 4,342,588

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2014 and August 31, 2013 and its results of operations and cash flows for the three and six month periods ended February 28, 2014 and February 28, 2013 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and six month periods ended February 28, 2014 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2014.

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

February 28, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates incorporated into the Company’s consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, the estimated allowances for doubtful accounts receivable and inventory obsolescence, possible product liability and possible product returns, and litigation contingencies and claims.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At February 28, 2014, cash was $5,816,854 compared to $8,308,445 at August 31, 2013.  At February 28, 2014 and August 31, 2013, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 48 months and 60 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and six month period ended February 28, 2014 and February 28, 2013 are as follows:

	Three Month Period Ended February 28,		Six Month Period Ended February 28,

	2014	2013	2014	2013

Net income	$ 237,398	$ 790,631	$ 569,977	$ 1,271,377

Basic weighted average number of common shares outstanding	3,129,764	3,135,860	3,132,365	3,135,902

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	3,129,764	3,135,860	3,132,365	3,135,902

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 28, 2014, and there were no options outstanding on February 28, 2014.

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

February 28, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 28, 2014 and August 31, 2013 follows:

	February 28, 2014		August 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$5,816,854	$5,816,854	$8,308,445	$8,308,445
Accounts receivable, net of allowance	4,256,286	4,256,286	3,344,777	3,344,777
Note receivable	-	-	15,000	15,000
Accounts payable and accrued liabilities	1,956,618	1,956,618	2,865,340	2,865,340

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$5,816,854	$5,816,854	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in the current period.  These reclassifications include adjustments to reflect the reorganization of the corporate structure and reporting segments effective September 1, 2013.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2014	August 31, 2013

Wood products and metal products	$ 6,766,962	$ 7,984,678
Industrial tools	529,579	482,949
Agricultural seed products	232,185	53,364

	$ 7,528,726	$ 8,520,991

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2014	August 31, 2013

Office equipment	$ 560,956	$ 565,575
Warehouse equipment	1,468,902	1,431,707
Buildings	2,688,616	2,681,989
Land	761,924	761,924
	5,480,398	5,441,195

Accumulated depreciation	(3,266,962)	(3,199,245)

Net book value	$ 2,213,436	$ 2,241,950

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2014	August 31, 2013
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(561,345)	(524,993)

Net book value	$ 332,310	$ 368,662

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of February 28, 2014 of $42,027 (August 31, 2013 – $50,393) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of February 28, 2014 or August 31, 2013.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 200 basis points.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

(Unaudited)

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

During the 2nd quarter of fiscal 2014 ended February 28, 2014, the Company repurchased and cancelled a total of 58,180 common shares under a 10b5-1 share repurchase plan. The total cost was $569,019 at an average price of $9.78 per share. The premium paid to acquire these shares over their per share book value in the amount of $541,564 was recorded as a decrease to retained earnings.

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

February 28, 2014

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

The Company had no stock options outstanding as of February 28, 2014 and August 31, 2013.

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

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the six month periods ended February 28, 2014 and 2013, the 401(k) compensation expense was $94,392 and $109,413, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

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

During the year ended August 31, 2013, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the six months ended February 28, 2014, the Company recorded $13,249 of interest income.

A summary of the litigation reserve is as follows:

	February 28, 2014	August 31, 2013

Litigation loss	$ -	$ -
Litigation reserve	144,103	170,819
Interest expense	-	-
Interest income	(13,249)	(26,716)
Total	$ 130,854	$ 144,103

b)

At February 28, 2014 and August 31, 2013 the Company had an un-utilized line-of-credit of $5,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

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

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. The majority of fixed and intangible assets, and certain Corporate and administrative functions which were formerly contained within the “Lawn, garden, pet and other” reporting segment are now classified as “Corporate and administrative.” The segment information for the six months ended February 28, 2013 has been restated for comparability purposes.

Following is a summary of segmented information for the six month periods ended February 28:

	2014	2013

Sales to unaffiliated customers:
Industrial wood products	$ 3,404,951	$ 4,072,527
Lawn, garden, pet and other	11,929,856	15,004,943
Seed processing and sales	1,678,862	3,501,011
Industrial tools and clamps	725,261	945,748
	$ 17,738,930	$ 23,524,229

Income (loss) before income taxes:
Industrial wood products	$ (32,349)	$ 10,326
Lawn, garden, pet and other	499,003	1,251,180
Seed processing and sales	108,661	174,894
Industrial tools and clamps	45,225	62,649
Corporate and administrative	349,584	275,310	*
	$ 970,124	$ 1,774,359

Identifiable assets:
Industrial wood products	$ 1,366,293	$ 1,495,878
Lawn, garden, pet and other	10,989,146	10,637,480
Seed processing and sales	632,061	924,364
Industrial tools and clamps	669,639	685,864
Corporate and administrative	9,071,339	7,665,641
	$ 22,728,478	$ 21,409,227

Depreciation and amortization:
Industrial wood products	$ 490	$ 403
Lawn, garden, pet and other	21,194	9,767
Seed processing and sales	6,508	7,740
Industrial tools and clamps	2,974	2,853
Corporate and administrative	108,384	100,933
	$ 139,550	$ 121,696

* For comparability purposes, the 2013 amount excludes gain on sale of property, plant and equipment of $353,852.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2014	2013

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	1,300	-
Corporate and administrative	74,075	130,790
	$ 75,375	$ 130,790

Interest expense:
Lawn, garden, pet and other	$ -	$ 400

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2014 and 2013:

	2014	2013

Sales	$ 7,604,958	$ 7,338,811

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2014 and 2013:

	2014	2013

United States	$ 16,275,299	$ 20,450,160
Canada	349,275	1,243,522
Mexico / Latin America	987,524	1,732,181
Europe	126,832	43,961
Asia/Pacific	-	54,405

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2014 and 2013.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2014

(Unaudited)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 28, 2014, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 57%. At February 28, 2013, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 60%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2014, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $5,871,611. For the six months ended February 28, 2013, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $8,262,691.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2014 and 2013 are summarized as follows:

	2014	2013

Cash paid during the periods for:
Interest	$ -	$ 400
Income taxes	$ 630,122	$ 984,812

There were no non-cash investing or financing activities during the periods presented.

17.

SUBSEQUENT EVENTS

During the month of March 2014, the Company re-purchased and is in the process of cancelling a total of 255,313 shares of its common stock pursuant to the Company’s 10b5-1 share re-purchase plan. The total cost was $2,486,571 at an average share price of $9.74 per share. The Company has successfully completed and terminated the current 10b5-1 repurchase plan previously announced on January 13, 2014.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2014 and August 31, 2013 and its results of operations and cash flows for the three and six month periods ended February 28, 2014 and February 28, 2013 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2014 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2014.

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

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood),  Greenwood is a processor and distributor of industrial wood products used in a variety of markets and applications, including the marine and transportation markets.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2014 and February 28, 2013

For the three months ended February 28, 2014, sales decreased $4,495,175 to $9,732,649 from $14,227,824. This represents a decrease of 32%.

Sales at Greenwood were $1,947,704 for the three months ended February 28, 2014 compared to sales of $1,711,057 for the three months ended February 28, 2013, which was an increase of $263,647, or 15%. Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Boat manufacturers continue to work down excess inventory accumulated over the several years. During the three months ended February 28, 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future, nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing develop new customer relationships and establish additional uses for its products. For the three months ended February 28, 2014, Greenwood had an operating loss of ($20,926) compared to an operating loss of ($52,219) for the three months ended February 28, 2013. The lower operating loss for the current quarter was consistent with the level of sales for the segment.

Sales at JCC were $6,485,914 for the three months ended February 28, 2014 compared to sales of $10,232,004 for the three months ended February 28, 2013. This represents a decrease of $3,746,090, or 37%. Although the operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year, the current quarter’s results were negatively affected by a delay in orders caused by manufacturing capacity constraints at the Company’s suppliers around the Chinese New Year. These constraints led to a delay in shipments and also pushed back the targeted rollout dates of several new products. The manufacturing constraints are not expected to continue in the remainder of the fiscal year. Operating income for the current quarter was $441,859 compared to $941,076 for the quarter ended February 28, 2013. The lower income was due to the lower level of sales as well as an increase in overall market competitiveness. Raw material prices have also increased, which have resulted in lower margins.

Sales at JCSC were $938,119 for the three months ended February 28, 2014 compared to sales of $1,690,366 for the three months ended February 28, 2013, which was a decrease of 45%.  Product seed sales decreased primarily due to the departure of our lead salesman during 2013. Seed cleaning service revenue has declined as more growers have begun to clean in-house. There has also been an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating income at JCSC for the quarter was $39,758, a decrease of $34,763 from the income of $74,521 in the prior year’s quarter. The decline in operating income was consistent with the decline in sales.

Sales at MSI for the three months ended February 28, 2014 were $360,912, which was a decline of $233,485, or 39%, from the sales of $594,397 for the three months ended February 28, 2013. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling its more profitable products. Operating income was $14,772 for the current three month period, which was a decrease of $19,791, or 57%, compared to operating income of $34,563 for the quarter ended February 28, 2013.

Gross margin for the three months ended February 28, 2014 was 18.1% compared to 17.1% for the three months ended February 28, 2013.

Operating expenses decreased by $111,758 to $1,348,852 from $1,460,610 for the three months ended February 28, 2013. Selling, General and Administrative Expenses declined to $446,900 from $468,161, which was in-line with the lower level of sales for the current quarter. Wages and Employee Benefits declined by $95,825 to $832,421 from $928,246. Depreciation and Amortization increased to $69,531 from $64,202.

For the three months ended February 28, 2013, the Company recorded a gain on the sale of property, plant and equipment of $353,852. The one-time gain in the prior year’s quarter is a result of the sale by the Company of approximately 1.64 acres of land with a cost basis of $56,148 to the Oregon Department of Transportation for proceeds of $410,000.

Income tax expense for the three month period ended February 28, 2014 was $178,032 compared to $548,485 for the three month period ended February 28, 2013. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended February 28, 2014 was $237,398, or $0.08 per basic and diluted share, compared to $790,631, or $0.25 per basic and diluted share, for the quarter ended February 28, 2013, as adjusted for the two for one common stock split effective May 2, 2013. The net income per share in the prior year’s quarter was positively affected by the one-time gain from the sale of property.

Six Months Ended February 28, 2014 and February 28, 2013

For the six months ended February 28, 2014, sales decreased by $5,785,299, or 25%, to $17,738,930 from sales of $23,524,229 recorded in the six month period ended February 28, 2013. The decrease is primarily due to lower sales at JCC caused in part by manufacturing delays.

Sales at Greenwood were $3,404,951 for the six months ended February 28, 2014 compared to sales of $4,072,527 for the six months ended February 28, 2013. This represents a decrease of $667,576, or 16%. Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Boat manufacturers continue to work down excess inventory accumulated over the several years. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future, nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing develop new customer relationships and establish additional uses for its products. The operating loss for Greenwood for the six months ended February 28, 2014 was ($32,349) compared to operating income of $10,326 for the six months ended February 28, 2013.

Sales at JCC were $11,929,856 for the six months ended February 28, 2014 compared to sales of $15,004,943 for the six months ended February 28 2013, which was a decrease of $3,075,087 or 20%. Sales for the current period were negatively affected by manufacturing capacity constraints at the Company’s suppliers around the Chinese New Year. These product delays resulted in a delay in fulfilling customer orders and also pushed back the targeted rollout dates of several new products. The manufacturing constraints are not expected to continue in the remainder of the fiscal year. Operating income at JCC was $896,785 compared to $1,496,471 for the six months ended February 28, 2013. The decline in segment income was due to several factors, including an increase in overall market competitiveness. Raw material prices have risen, resulting in lower margins. Selling expenses have increased in efforts to obtain new business, including trade shows, travel and the addition of one salesman, as the Company has focused its attention on the addition of small and mid-sized customers. The Company has also offered new customers sales incentives including introductory pricing. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the six months ended February 28, 2014 were $1,678,862, which was a decrease of $1,822,148, or 52%, from sales of $3,501,011 for the six months ended February 28, 2013. Product seed sales decreased primarily due to the departure of our lead salesman during 2013. Seed cleaning service revenue has declined as more growers have begun to clean in-house. There has also been an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating income was $117,035 for the six months ended February 28, 2014 compared to income of $192,302 for the six months ended February 28, 2013.

Sales at MSI were $725,261 for the six months ended February 28, 2014, which was a decrease of $220,487, or 23%, from sales of $945,748 for the six months ended February 28, 2013. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling more profitable products. Operating income was $58,187 for the current six month period compared to operating income of $75,363 for the six months ended February 28, 2013.

Gross margin for the six month period ended February 28, 2014 was 20.3% compared to 18.8% for the six months ended February 28, 2013.

Operating expenses declined slightly by $24,524 to $2,654,707 compared to operating expenses of $2,679,231 in the six month period ended February 28, 2013. Selling, General and Administrative Expenses rose to $838,786 from $803,982. The increase of $34,804 was primarily due to the Company’s new sales initiatives and adding small and mid-sized customers at JCC. Wages and Employee Benefits declined by $77,182 to $1,676,371 from $1,753,553, and Depreciation and Amortization rose to $139,550 from $121,696, an increase of $17,854.

Other items in the current six month period ended February 28, 2014 included the gain on sale of property, plant and equipment of $4,109. During the six months ended February 28, 2013, results included the one-time gain of $353,852 from the sale of approximately 1.64 acres of land to the State of Oregon.

Income tax expense in the current six month period was $400,147 compared to $856,834 for the six months ended February 28, 2013. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 28, 2014 was $569,977, or $0.18 per basic and diluted share, compared to net income of $1,271,377, or $0.41 per basic and diluted share, for the six months ended February 28, 2013, as adjusted for the two for one common stock split effective May 2, 2013. The net income in the prior year period was positively affected by the one-time gain of the sale of property.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2014, the Company had working capital of $18,095,260 compared to working capital of $18,037,802 as of August 31, 2013, an increase of $57,458. The increase was largely due to the Company’s net income for the six month period which was offset by the repurchase of 58,180 common shares for $569,019. Cash declined to $5,816,854, a decrease of $2,491,591. Accounts receivable increased to $4,256,286 from $3,344,777 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $992,265 to $7,528,726 and prepaid expenses, which are largely related to down payments for future inventory purchases, increased by $1,501,225 to $2,088,834. Note receivable declined by $15,000 as the remaining balance of the note was repaid during the period. Prepaid income taxes increased to $492,032 from $270,423. Accounts payable declined by $524,478 due to the seasonal cycle of payments to inventory suppliers. Accrued liabilities declined by $384,244. Litigation reserve declined by $13,249 as differences in interest rates resulted in a reduction in the amount reserved.

As at February 28, 2014, accounts receivable and inventory represented 58% of current assets and 52% of total assets. For the three months ended February 28, 2014, the accounts receivable collection period, or DSO, was 39 compared to 46 for the three months ended February 28, 2013. For the six month period ended February 28, 2014, the DSO was 43 compared to 56 for the six months ended February 28, 2013. Inventory turnover for the three months ended February 28, 2014 was 90 days compared to 44 days for the three months ended February 28, 2013. For the six months ended February 28, 2014, inventory turnover was 103 compared to 61 days for the six months ended February 28, 2013.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000 of which the Company had not borrowed against at February 28, 2014. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 200 basis points.  As of February 28, 2014, the one month LIBOR rate plus 200 basis points was 2.15% (0.15% + 2.00%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the six months ended February 28, 2014, the Company repurchased and cancelled 58,180 common shares at a total cost of $569,019, which represents an average price of $9.78. Subsequent to the end of the six month period, the Company repurchased and is in the process of cancelling a total of 255,313 additional common shares at a total cost of $2,486,571 which represents an average share price of $9.74 per share. The Company has successfully completed and terminated the 10b5-1 share repurchase plan previously announced on January 13, 2014.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012. The average daily trading volume of our common stock on NASDAQ was 7,663 shares for the six months ended February 28, 2014. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 28, 2014, our top ten customers represented 69% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the home improvement, marine, and agricultural industries.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2014.  However, the Company is exposed to interest rate risk.

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

During the year ended August 31, 2013, the Company recorded $26,716 of interest income due to the favourable difference in interest rates between the judgments. During the six months ended February 28, 2014, the Company recorded $13,249 of interest income.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 9, 2014

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

April 9, 2014

/s/   "Murray G. Smith"

Murray G. Smith, Chief Financial Officer