Form 10-Q
period 2014-05-31
JEWETT CAMERON TRADING CO LTD
filed 2014-07-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,749,678 common shares as of July 14, 2014.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

May 31, 2014

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Prepared by Management)
(Unaudited)

	May 31, 2014	August 31, 2013

ASSETS

Current assets
Cash	$ 4,240,397	$ 8,308,445
Accounts receivable, net of allowance of $Nil (August 31, 2013 - $Nil)	4,923,144	3,344,777
Inventory, net of allowance of $115,426 (August 31, 2013 - $134,259) (note 3)	7,245,395	8,520,991
Note receivable	15,000	15,000
Prepaid expenses	1,326,824	587,609
Prepaid income taxes	317,445	270,423

Total current assets	18,068,205	21,047,245

Property, plant and equipment, net (note 4)	2,177,368	2,241,950
Intangible assets, net (note 5)	314,133	368,662

Total assets	$ 20,559,706	$ 23,657,857

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Prepared by Management)
(Unaudited)

	May 31, 2014	August 31, 2013

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 962,733	$ 1,715,458
Litigation reserve (note 13(a))	124,121	144,103
Accrued liabilities	1,127,861	1,149,882

Total current liabilities	2,214,715	3,009,443

Deferred tax liability (note 6)	44,382	50,393

Total liabilities	2,259,097	3,059,836

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,749,678 common shares (August 31, 2013 - 3,134,936)	1,297,457	1,479,246
Additional paid-in capital	600,804	600,804
Retained earnings	16,402,348	18,517,971

Total stockholders’ equity	18,300,609	20,598,021

Total liabilities and stockholders’ equity	$ 20,559,706	$ 23,657,857

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Prepared by Management)
(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2014	2013	2014	2013

SALES	$ 15,335,570	$ 15,051,509	$ 33,074,500	$ 38,575,738

COST OF SALES	12,384,976	12,021,388	26,516,458	31,114,942

GROSS PROFIT	2,950,594	3,030,121	6,558,042	7,460,796

OPERATING EXPENSES
Selling, general and administrative expenses	402,013	372,191	1,240,800	1,176,173
Depreciation and amortization	73,145	66,735	212,694	188,431
Wages and employee benefits	922,899	904,687	2,599,270	2,658,240

	1,398,057	1,343,613	4,052,764	4,022,844

Income from operations	1,552,537	1,686,508	2,505,278	3,437,952

OTHER ITEMS
Gain on sale of property, plant and equipment	-	-	4,109	353,852
Interest and other income	6,734	6,734	20,008	30,049
Interest expense	-	-	-	(400)
	6,734	6,734	24,117	383,501

Income before income taxes	1,559,271	1,693,242	2,529,395	3,821,453

Income tax expense	(622,942)	(674,678)	(1,023,089)	(1,531,512)

Net income	$ 936,329	$ 1,018,564	$ 1,506,306	$ 2,289,941

Basic earnings per common share	$ 0.33	$ 0.32	$ 0.50	$ 0.73

Diluted earnings per common share	$ 0.33	$ 0.32	$ 0.50	$ 0.73

Weighted average number of common shares outstanding:
Basic	2,866,273	3,135,128	3,042,692	3,135,641
Diluted	2,866,273	3,135,128	3,042,692	3,135,641

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
(Prepared by Management)
(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2011	3,816,914	$ 1,801,043	$ 600,804	$ 15,086,971	$ 17,488,818

Shares repurchased and cancelled (note 9)	(680,972)	(321,322)	-	(2,754,237)	(3,075,559)
Net income	-	-	-	3,059,931	3,059,931

August 31, 2012	3,135,942	1,479,721	600,804	15,392,665	17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	1,479,246	600,804	18,517,971	20,598,021

Shares repurchased and cancelled (note 9)	(385,258)	(181,789)		(3,621,929)	(3,803,718)
Net income	-	-	-	1,506,306	1,506,306

May 31, 2014	2,749,678	$ 1,297,457	$ 600,804	$ 16,402,348	$ 18,300,609

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Prepared by Management)
(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2014	2013	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 936,329	$ 1,018,564	$ 1,506,306	$ 2,289,941
Items not involving an outlay of cash:
Depreciation and amortization	73,145	66,735	212,694	188,431
(Gain) loss on sale of property, plant and equipment	-	-	(4,109)	(353,852)
Deferred income tax expense (recovery)	2,355	594	(6,011)	152,017
Interest income on litigation	(6,734)	(6,734)	(19,982)	(19,982)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(666,858)	2,474,524	(1,578,367)	(1,727,858)
Decrease in inventory	283,331	1,017,381	1,275,596	2,410,477
(Increase) decrease in note receivable	(15,000)	(15,000)	-	5,000
(Increase) decrease in prepaid expenses	762,010	(459,525)	(739,215)	(1,501,480)
(Increase) decrease in prepaid income taxes	174,587	128,084	(47,022)	(125,868)
Increase (decrease) in accounts payable and accrued liabilities	133,976	(835,443)	(774,746)	(1,131,569)
Decrease in accrued income taxes	-	-	-	(37,203)

Net cash provided by (used in) operating activities	1,677,141	3,389,180	(174,856)	148,054

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,899)	(52,889)	(94,274)	(183,679)
Proceeds from sale of property, plant and equipment	-	-	4,800	410,000

Net cash provided by (used in) investing activities	(18,899)	(52,889)	(89,474)	226,321

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,234,699)	-	(3,803,718)	(4,884)

Net cash used in financing activities	(3,234,699)	-	(3,803,718)	(4,884)

Net increase (decrease) in cash	(1,576,457)	3,336,291	(4,068,048)	369,491

Cash, beginning of period	5,816,854	4,342,588	8,308,445	7,309,388

Cash, end of period	$ 4,240,397	$ 7,678,879	$ 4,240,397	$ 7,678,879

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2014 and August 31, 2013 and its results of operations and cash flows for the three and nine month periods ended May 31, 2014 and May 31, 2013 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and nine month periods ended May 31, 2014 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2014.

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

May 31, 2014

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2014, cash was $4,240,397 compared to $8,308,445 at August 31, 2013.  At May 31, 2014 and August 31, 2013, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 45 months and 57 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and nine month period ended May 31, 2014 and May 31, 2013 are as follows:

	Three Month Periods Ended May 31,		Nine Month Periods Ended May 31,

	2014	2013	2014	2013

Net income	$ 936,329	$ 1,018,564	$ 1,506,306	$ 2,289,941

Basic weighted average number of common shares outstanding	2,866,273	3,135,128	3,042,692	3,135,641

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,866,273	3,135,128	3,042,692	3,135,641

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2014, and there were no options outstanding on May 31, 2014.

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

May 31, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2014 and August 31, 2013 follows:

	May 31, 2014		August 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,240,397	$4,240,397	$8,308,445	$8,308,445
Accounts receivable, net of allowance	4,923,144	4,923,144	3,344,777	3,344,777
Note receivable	15,000	15,000	15,000	15,000
Accounts payable and accrued liabilities	2,090,594	2,090,594	2,865,340	2,865,340

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,240,397	$4,240,397	$—	$—

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

May 31, 2014

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

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2014	August 31, 2013

Wood products and metal products	$ 6,362,171	$ 7,984,678
Industrial tools	548,166	482,949
Agricultural seed products	335,058	53,364

	$ 7,245,395	$ 8,520,991

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2014	August 31, 2013

Office equipment	$ 562,656	$ 565,575
Warehouse equipment	1,465,993	1,431,707
Buildings	2,688,616	2,681,989
Land	761,924	761,924
	5,479,189	5,441,195

Accumulated depreciation	(3,301,821)	(3,199,245)

Net book value	$ 2,177,368	$ 2,241,950

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2014	August 31, 2013
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(579,522)	(524,993)

Net book value	$ 314,133	$ 368,662

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2014 of $44,382 (August 31, 2013 – $50,393) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of May 31, 2014 or August 31, 2013.  At August 31, 2013, the line of credit borrowing limit was $5,000,000.  In March 2014, the Company voluntarily elected to reduce the line of credit borrowing limit to $1,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 175 basis points.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

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

During the 3rd quarter of fiscal 2014 ended May 31, 2014, the Company repurchased and cancelled a total of 327,078 common shares under a 10b5-1 share repurchase plan. The total cost was $3,234,699 at an average price of $9.89 per share. The premium paid to acquire these shares over their per share book value in the amount of $3,080,365 was recorded as a decrease to retained earnings.

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

May 31, 2014

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK (cont’d…)

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

The Company had no stock options outstanding as of May 31, 2014 and August 31, 2013.

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company sponsors an ESOP that covers all U.S. employees who are employed by the Company on August 31 of each year and who have at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP formerly held common shares of the Company and granted to participants in the plan certain ownership rights in, but not possession of, or voting control of, any common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company records compensation expense based on the market price of the Company's shares when they were allocated.  Any dividends on allocated ESOP shares are recorded as a reduction of retained earnings.  Beginning in fiscal 2010, the ESOP began its investment in diversified mutual funds. During fiscal 2011 and 2012, all of the Company’s shares held by the ESOP were sold, with the majority repurchased by the Company and cancelled under the 10b5-1 share repurchase plans. Effective June 30, 2012, the ESOP was terminated, subject to the approval of the Internal Revenue Service. No further contributions shall be made to the ESOP. On October 18, 2013, the Internal Revenue Service issued a favorable determination letter for the termination of the ESOP, and the Plan has distributed the remaining assets to participants.

ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2013 and 2012, respectively, and is included in wages and employee benefits.  No shares were owned by the ESOP at August 31, 2013 or 2012.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

(Unaudited)

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the nine month periods ended May 31, 2014 and 2013, the 401(k) compensation expense was $147,685 and $166,224, respectively.

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs was for $1,187,137.  The Company is currently assessing the impact of this new ruling, and is evaluating potential next steps.  As of the date of this filing, the potential exposure to the Company of this new ruling is $1.8 million (Note 17).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

(Unaudited)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

During the year ended August 31, 2013, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the nine months ended May 31, 2014, the Company recorded $19,982 of interest income.

A summary of the litigation reserve is as follows:

	May 31, 2014	August 31, 2013

Litigation loss	$ -	$ -
Litigation reserve	144,103	170,819
Interest expense	-	-
Interest income	(19,982)	(26,716)
Total	$ 124,121	$ 144,103

b)

At May 31, 2014 and August 31, 2013 the Company had an un-utilized line-of-credit (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. The majority of fixed and intangible assets, and certain Corporate and administrative functions which were formerly contained within the “Lawn, garden, pet and other” reporting segment are now classified as “Corporate and administrative.” The segment information for the nine months ended May 31, 2013 has been restated for comparability purposes.

Following is a summary of segmented information for the nine month periods ended May 31:

	2014	2013

Sales to unaffiliated customers:
Industrial wood products	$4,439,588	$5,935,267
Lawn, garden, pet and other	25,472,054	26,742,571
Seed processing and sales	2,045,763	4,193,249
Industrial tools and clamps	1,117,095	1,704,651
	$33,074,500	$38,575,738

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2014	2013

Income (loss) before income taxes:
Industrial wood products	$(41,110)	$(10,469)
Lawn, garden, pet and other	1,863,335	2,801,768
Seed processing and sales	48,170	121,749
Industrial tools and clamps	63,137	110,654
Corporate and administrative	595,863	443,899	*
	$2,529,395	$3,467,601

Identifiable assets:
Industrial wood products	$1,056,139	$1,659,045
Lawn, garden, pet and other	11,037,069	8,785,144
Seed processing and sales	435,798	111,381
Industrial tools and clamps	715,657	602,305
Corporate and administrative	7,315,043	10,428,333
	$20,559,706	$21,586,208

Depreciation and amortization:
Industrial wood products	$735	$634
Lawn, garden, pet and other	36,507	18,901
Seed processing and sales	9,565	11,549
Industrial tools and clamps	3,628	4,723
Corporate and administrative	162,259	152,624
	$212,694	$188,431

Capital expenditures:
Industrial wood products	$-	$3,602
Lawn, garden, pet and other	-	-
Seed processing and sales	-	1,476
Industrial tools and clamps	1,300	7,379
Corporate and administrative	92,974	171,222
	$94,274	$183,679

Interest expense:
Lawn, garden, pet and other	$-	$400

* For comparability purposes, the 2013 amount excludes gain on sale of property, plant and equipment of $353,852.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2014 and 2013:

	2014	2013

Sales	$ 16,443,767	$ 12,475,035

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2014 and 2013:

	2014	2013

United States	$30,761,104	$34,320,602
Canada	686,530	1,889,696
Mexico / Latin America	1,318,436	2,256,420
Europe	183,753	54,615
Asia/Pacific	124,677	54,405
	$33,074,500	$38,575,738

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2014 and 2013.

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2014, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 66%. At May 31, 2013, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 64%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2014, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $12,850,844. For the nine months ended May 31, 2013, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $12,622,276.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2014

(Unaudited)

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three and nine months ended May 31, 2014 and 2013 are summarized as follows:

	Three Month Periods Ended May 31		Nine Month Periods Ended May 31

	2014	2013	2014	2013

Cash paid during the periods for:
Interest	$-	$-	$-	$400
Income taxes	$446,000	$546,000	$1,075,824	$1,530,812

There were no non-cash investing or financing activities during the periods presented.

17.

SUBSEQUENT EVENTS

The Company received notice in July 2014 in the lawsuit Greenwood Products, Inc. et al v. Greenwood Forest Products, Inc. et al., Case No. 05-02553 (Multnomah County Circuit Court) which involves a Company subsidiary as plaintiff (note 13). Upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial. As a consequence, the Court ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs was for $1,187,137.  The Company is currently assessing the impact of this new ruling, and is evaluating potential next steps.  As of the date of this filing, the potential exposure to the Company of this new ruling is $1.8 million.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2014 and August 31, 2013 and its results of operations and cash flows for the three and nine month periods ended May 31, 2014 and May 31, 2013 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2014 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2014.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2014 and May 31, 2013

For the three months ended May 31, 2014, sales increased by $284,061 to $15,335,570 from sales of $15,051,509 for the three months ended May 31, 2013. This represents an increase of 2%.

Sales at Greenwood were $1,034,638 for the three months ended May 31, 2014 compared to sales of $1,862,740 for the three months ended May 31, 2013, which was a decrease of $828,102, or 44%. Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Boat manufacturers continue to work down excess inventory accumulated over the several years. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future. Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. For the three months ended May 31, 2014, Greenwood had an operating loss of ($8,761), which was an improvement of $12,034 compared to the operating loss of ($20,795) for the three months ended May 31, 2013.

Sales at JCC were $13,542,198 for the three months ended May 31, 2014 compared to sales of $11,737,628 for the three months ended May 31, 2013. This represents an increase of $1,804,570, or 15%. A portion of the increase was due to the shipment of orders that were delayed in the prior quarter by manufacturing constraints. Operating income for current quarter was $1,583,787 compared to operating income of $1,721,414 for quarter ended May 31, 2013. The decrease in income is due to higher raw material prices as well as increases in overall market competitiveness.

Sales at JCSC were $366,902 for the three months ended May 31, 2014 compared to sales of $692,239 for the three months ended May 31, 2013, which was a decrease of $325,337, or 47%. Product seed sales decreased primarily due to the departure of our lead salesman during 2013. Seed cleaning service revenue has declined as more growers have begun to clean in-house. There has also been an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating loss at JCSC for the quarter was ($56,050) compared to an operating loss of ($49,638) for the prior year’s quarter. The higher operating loss was consistent with the decline in sales.

Sales at MSI for the three months ended May 31, 2014 were $391,833, which was a decline of $367,070, or 48%, from sales of $758,903 for the three months ended May 31, 2013. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling its more profitable products. Operating income was $25,149 for the current three month period, which was a decrease of $29,262, or 54%, compared to operating income of $54,411 for the quarter ended May 31, 2013.

Gross margin for the three months ended May 31, 2014 was 19.2% compared to 20.1% for the three months ended May 31, 2013.

Operating expenses increased by $54,444 to $1,398,057 from $1,343,613 for the three months ended May 31, 2013, which was largely due to the higher level of sales for the current quarter. Selling, General and Administrative Expenses rose to $402,013 from $372,191. Wages and Employee Benefits increased to $922,899 from $904,687, and Depreciation and Amortization rose to $73,145 from $66,735.

Income tax expense for the three months ended May 31, 2014 was $622,942 compared to $674,678 for the three month period ended May 31, 2013. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended May 31, 2014 was $936,329, or $0.33 per basic and diluted share, compared to $1,018,564, or $0.32 per basic and diluted share, for the quarter ended May 31, 2013. The current quarter’s earnings per share was positively affected by the repurchase of common shares and lower weighted average number of common shares outstanding.

Nine Months Ended May 31, 2014 and May 31, 2013

For the nine months ended May 31, 2014, sales decreased by $5,501,238, or 14.3%, to $33,074,500 from sales of $38,575,738 in the nine month period ended May 31, 2013.

Sales at Greenwood were $4,439,588 for the nine months ended May 31, 2014 compared to sales of $5,935,268 for the nine months ended May 31, 2013. This represents a decrease of $1,495,680, or 25%. Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Boat manufacturers continue to work down excess inventory accumulated over the several years. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. The operating loss for Greenwood for the nine months ended May 31, 2014 was ($41,110) compared to an operating loss of ($10,469) for the nine months ended May 31, 2013.

Sales at JCC were $25,472,054 for the nine months ended May 31, 2014 compared to sales of $26,742,571 for the nine months ended May 31, 2013, which was a decrease of $1,270,517, or 5%. Operating income at JCC was $2,480,573 compared to $3,217,884 for the nine months ended May 31, 2013, which was a decrease of $737,311, or 23%. The decline in sales and operating income was due to several factors, including an increase in overall market competitiveness. Raw material prices have risen, resulting in lower margins. Selling expenses have increased in efforts to obtain new business, including trade shows, travel and the addition of one salesman, as the Company has focused its attention on the addition of small and mid-sized customers. The Company has also offered new customers sales incentives including introductory pricing. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the nine months ended May 31, 2014 were $2,045,763, which was a decrease of $2,147,486, or 51% from sales of $4,193,249 for the nine months ended May 31, 2013. Product seed sales decreased primarily due to the departure of our lead salesman during 2013. Seed cleaning service revenue has declined as more growers have begun to clean in-house. There has also been an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating income was $60,984 for the nine months ended May 31, 2014 compared to income of $142,663 for the nine months ended May 31, 2013. The decline in the segment’s operating income is consistent with the lower level of sales.

Sales at MSI were $1,117,095 for the nine months ended May 31, 2014, which was a decrease of $587,556, or 34%, from sales of $1,704,651 for the nine months ended May 31, 2013. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling more profitable products. Operating income was $83,336 for the current nine month period compared to operating income of $129,774 for the nine months ended May 31, 2013.

Gross margin for the nine month period ended May 31, 2014 was 19.8% compared to 19.3% for the nine months ended May 31, 2013.

Operating expenses rose slightly by $29,920 to $4,052,764 from operating expenses of $4,022,844 in the nine month period ended May 31, 2013. Selling, General and Administrative Expenses rose to $1,240,800 from $1,176,173. The increase of $64,627 was primarily due to the Company’s new sales initiatives and adding small and mid-sized customers at JCC. Wages and Employee Benefits declined by $58,970 to $2,599,270 from $2,658,240, and Depreciation and Amortization rose to $212,694 from $188,431, an increase of $24,263.

Other items in the current nine month period ended May 31, 2014 included the gain on sale of property, plant and equipment of $4,109. During the nine months ended May 31, 2013, results included the one-time gain of $353,852 from the sale of approximately 1.64 acres of land to the State of Oregon.

Income tax expense in the current nine month period was $1,023,089 compared to $1,531,512 for the nine months ended May 31, 2013. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2014 was $1,506,306, or $0.50 per basic and diluted share, compared to net income of $2,289,941, or $0.73 per basic and diluted share, for the nine months ended May 31, 2013. The net income in the current period was positively affected by the buyback of common shares which resulted in a lower weighted average number of common shares. The prior year’s period was positively affected by the one-time gain of $353,852 from the sale of property.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2014, the Company had working capital of $15,853,490 compared to working capital of $18,037,802 as of August 31, 2013, a decrease of $2,184,312. The decrease was largely due to the repurchase of 385,258 common shares at a cost of $3,803,718, which was partially offset by the net income during the nine month period of $1,506,306. Cash declined to $4,240,397 from $8,308,445, primarily due to the cash expenditures for repurchase of common shares. Accounts receivable rose to $4,923,144 from $3,344,777 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $1,275,596 to $7,245,395 and prepaid expenses, which are largely related to down payments for future inventory purchases, increased by $739,215 to $1,326,824. Prepaid income taxes increased to $317,445 from $270,423. Accounts payable declined by $752,725 due to the seasonal cycle of payments to inventory suppliers. Accrued liabilities declined by $22,021. Litigation reserve declined by $19,982 as differences in interest rates resulted in a reduction in the amount reserved.

As at May 31, 2014, accounts receivable and inventory represented 67% of current assets and 59% of total assets. For the three months ended May 31, 2014, the accounts receivable collection period, or DSO, was 30 days compared to 29 days for the three months ended May 31, 2013. For the nine month period ended May 31, 2014, the DSO was 41 days compared to 34 days for the nine months ended May 31, 2013. Inventory turnover for the three months ended May 31, 2014 was 55 days compared to 40 days for the three months ended May 31, 2013. For the nine months ended May 31, 2014, inventory turnover was 81 compared to 52 days for the nine months ended May 31, 2013.

External sources of liquidity include a line of credit from U.S. Bank of $1,000,000 of which the Company had not borrowed against at May 31, 2014. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of May 31, 2014, the one month LIBOR rate plus 175 basis points was 1.90% (0.15% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under 10b5-1 plans in order to increase shareholder value. During the nine months ended May 31, 2014, the Company repurchased and cancelled 385,258 common shares at a total cost of $3,803,718, which represents an average price of $9.87. A new 10b5-1 share repurchase plan (the “new Plan”) was approved by the Board of Directors and became effective on April 14, 2014. This new plan allows for the repurchase of up to 300,000 common shares through the facilities of the NASDAQ Stock Market (“NASDAQ”). The Plan will remain in place until November 14, 2014 but may be limited or terminated at any time without prior notice. As of July 14, 2014, a total of 71,765 common shares have been repurchased under the new Plan.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012. The average daily trading volume of our common stock on NASDAQ was 8,890 shares for the nine months ended May 31, 2014. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2014, our top ten customers represented 77% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the home improvement, marine, and agricultural industries.

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

We have a line of credit with U.S. Bank in the amount of $1,000,000, of which $1,000,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2014.  However, the Company is exposed to interest rate risk.

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

During the year ended August 31, 2013, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the nine months ended May 31, 2014, the Company recorded $19,982 of interest income.

Subsequent to the period ended May 31, 2014, the Company received notice in July 2014 that upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial. As a consequence, the Court ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorneys fees.  The judgment against plaintiffs was for $1,187,137.  The Company is currently assessing the impact of this new ruling, and is evaluating potential next steps.  As of the date of this filing, the potential exposure to the Company of this new ruling is $1.8 million.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 14, 2014

/s/  "Donald M. Boone"

Donald M. Boone, President/CEO/Director

July 14, 2014

/s/   "Murray G. Smith"

Murray G. Smith, Chief Financial Officer

