Form 10-K
period 2014-08-31
JEWETT CAMERON TRADING CO LTD
filed 2014-10-29
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2014

Or

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

Common Shares without par value.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act              ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          ☐ Yes    ☒ No

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

☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                        ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2014 = $18,756,725

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 29, 2014:  2,704,630

- 2 -

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2014

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

The Company’s operations are classified into four reportable segments which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools and clamps

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. Jewett-Cameron Lumber Corporation (“JCLC”) was changed to JC USA Inc. (“JC USA”), which has the following four wholly-owned subsidiaries.

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (“Greenwood”).  Greenwood is a processor and distributor of industrial wood products.  A major product category is treated plywood that is sold to boat manufacturers and the transportation industry.

The lawn, garden, pet and other segment reflects the business of the newly incorporated Jewett-Cameron Company (“JCC”). JCC is a wholesaler of wood products and a manufacturer and distributor of specialty metal products formerly conducted by JCLC. Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (“JCSC”). JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.

The industrial tools and clamps segment reflects the business of MSI-PRO (“MSI”).  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades.  These products are primarily sold to retailers that in turn sell to contractors and end users.

JC USA provides professional and administrative services, including accounting and credit services, to each of its wholly-owned subsidiary companies.

Total Company sales were approximately $42.3 and $49.3 million during fiscal years ended August 31, 2014 and 2013, respectively.

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

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2014 and October 29, 2014, there were 2,704,630 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”. The Company's common shares were previously listed on the Toronto Stock Exchange ("TSX") in Canada with the symbol “JCT”. However, effective October 11, 2012, the Company voluntarily delisted its common shares from the TSX as it no longer desires to maintain dual listings, due to the costs involved and as the volume of trading on the TSX has been minimal.

The Company's fiscal year ends on August 31st.

General Development of Business

Incorporation and Subsidiaries

Jewett-Cameron Trading Company Ltd. was incorporated under the Company Act of British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), which was incorporated in September 1953.  Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary.  Effective September 1, 2013, the Company completed a reorganization of certain of its subsidiaries and JCLC’s name was changed to JC USA Inc. (“JC USA”). JC USA has the following wholly owned subsidiaries.  MSI-PRO Co. (“MSI”), incorporated in April 1996, Jewett-Cameron Seed Company, (“JCSC”), incorporated in October 2000, Greenwood Products, Inc. (“Greenwood”), incorporated in February 2002, and Jewett-Cameron Company (“JCC”) incorporated in September 2013.  Jewett-Cameron Trading Company, Ltd. and its subsidiaries have no significant assets in Canada.

Corporate Development

Incorporated in 1953, JC USA operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remain active in the Company.  These individuals are Donald Boone, the President, Chief Executive Officer, Treasurer and Director; and Michael Nasser, Corporate Secretary.

In July 1987, the Company acquired JC USA in what was not an arms-length transaction.

In early 1986, prior to JC USA being acquired by the Company, JC USA acquired Material Supply International (“Material Supply”).  Material Supply was engaged in the importation and distribution of pneumatic air tools and industrial clamps.  The product line was re-branded as “MSI-PRO” and MSI was incorporated in 1996 to carry-on the business of Material Supply.

In October 2000, JCSC was incorporated in anticipation of JC USA acquiring the business and certain assets of a firm called Agrobiotech Inc.  JCSC operates as a seed storage, processing and sales business.

In February 2002, Greenwood was incorporated in anticipation of JC USA acquiring the business and certain assets of Greenwood Forest Products Inc.  Greenwood is involved in the processing and distribution of specialty wood products.

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash.

Narrative Description of Business

The Company’s operations are classified into four segments.  Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the footnotes to the financial statements.

Industrial Wood Products - Greenwood

Greenwood operated out of leased office space located in a suburb of Portland, Oregon until September 30, 2009. At that time the lease on the office space was terminated and Greenwood co-located its operations in the building utilized by JCC and MSI.  This business involves the wholesale distribution of a variety of specialty wood products.  A major product category has historically been treated plywood that is sold to boat manufacturers and the transportation industry.

During fiscal 2014 and 2013, sales to boat manufactures represented approximately 6% and 20% of total segment sales as the Company sold its excess inventory related to the marine industry in February 2014. Greenwood’s total sales for fiscal 2014 and 2013 were 13% and 16% respectively of total Company sales.

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

Lawn, Garden, Pet and Other – JCC

The lawn, garden, pet and other segment reflects the business of the newly incorporated Jewett-Cameron Company (JCC), which is a manufacturer and distributor of specialty metal products and a wholesaler of wood products formerly conducted by JCLC.

JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes an office, a warehouse, a paved yard, and a remanufacturing plant.  This business is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

The home improvement business is seasonal, with higher levels of sales occurring between February and August.  Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.

JCC has concentrated on building a customer base for lawn, garden, and pet related products.  Management believes this market is less sensitive to downturns in the U.S. economy than is the market for new home construction.

The wood products that JCC distributes are not unique and are available from multiple suppliers.  However, the metal products that JCC manufactures and distributes may be somewhat differentiated from similar products available from other suppliers.

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate and Fit-Right products, which are the gate support systems for wood, vinyl, chain link, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these products.  JCC also has two licensing agreements to market pet products.

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

JCSC has no backlog of sales orders.

Industrial Tools and Clamps - MSI

This business operates from the same owned facilities as JCC.  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades.  These products are primarily sold to retailers that in turn sell to contractors and end users.  Sales of these products tend to be relatively uniform throughout the year.

MSI’s product line was expanded in 2007 to include saw blades, digital calipers, and laser guides.  These newer products carry the Avenger Products brand label.

Customer Concentration

The top ten customers were responsible for 73% and 66% of total Company sales for the years ended August 31, 2014 and August 31, 2013 respectively.  Also, the Company’s single largest customer was responsible for 30% and 23% of total Company sales for the years ended August 31, 2014 and August 31, 2013 respectively.

Employees

As of August 31, 2014 the Company had 46 full-time employees (August 31, 2013 – 43 full-time employees).  By segment these employees were located as follows: Greenwood 2, JCC 21, JCSC 8, MSI 5, and JC USA 10.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO and CFO of the Company are employed by JC USA.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 7,547 shares on NASDAQ for the fiscal year ended August 31, 2014.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2014 our top ten customers represented 73% of our total sales, and our single largest customer was responsible for 30% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in located in North America, and are primarily in the retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $1 million, of which $1 million is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2014.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         --- No Disclosure Necessary ---

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 46,000 square feet of covered space (6,000 office, 10,000 manufacturing, and 30,000 warehouse), a little over three acres of paved yard space, and was completed in October 1995.  The facility provides office space for JC USA, including all of the Company’s executive offices, and is used as a distribution center to service the Company’s customer base for JCC, Greenwood and MSI.

The property associated with JCSC, which is owned, consists of 11.7 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  During fiscal 2010, the Company purchased a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133. The facility is 2,000 square feet and provides testing facilities for JCSC.  The company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010.  At that time, the Company exercised its option to buy the land and building for a total cost of $150,946.

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash. The land consists of 7.5 acres and the fixed assets included 12,000 square feet of buildings. The Company has an operating agreement in place with an outside party.

During September 2009, Greenwood functioned out of an approximately 4,000 square foot leased office space located at 5885 SW Meadows Road, Lake Oswego, OR 97035.  The lease payment was $7,500 per month, and upon expiration of the lease on September 30, 2009, Greenwood co-located its operations in the building utilized by JCC and MSI.

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

Litigation was completed on March 5, 2007, with the court’s general judgment and money award.  The net effect was money judgment in favor of Greenwood Forest Products, Inc. for $242,604 and an award of contested intellectual property rights of the Company.  The Company accrued reserves to cover the money judgment related to this dispute.  Both parties filed appeals for review of the court’s opinion.

During the 1st quarter of fiscal 2011, the Oregon Court of Appeals ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of the defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against the plaintiffs was for $1,187,137.  The Company appealed the decision to the Oregon Supreme Court. During the 1st quarter of fiscal 2011, the Company recorded a litigation loss of $962,137 and interest of $391,988 in addition to the existing litigation reserve of $225,000. Additional interest of $48,790 was recorded during the remainder of fiscal 2011. During the 1st quarter of fiscal 2012 ended November 30, 2011, additional interest of $16,204 was accrued.

In February 2012, the Company received the decision from the Oregon Supreme Court which was favorable to Jewett Cameron as plaintiff. As a result, the Company has reversed $1,459,832 of the litigation reserve and accrued interest during the 2nd quarter of fiscal 2012 ended February 29, 2012.  The reversal was treated as a one-time gain during the quarter.

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. As of the date of this filing, the potential exposure to the Company of this new ruling is $1.8 million.

During the year ended August 31, 2014, the Company recorded $26,716 of interest income (August 31, 2013 - $26,716) due to the favorable difference in interest rates between the judgments.

b)

In January 2013, the Company's subsidiary JC USA Inc. (formerly named Jewett-Cameron Lumber Corporation) reached a settlement with the State of Oregon Department of Transportation in the Circuit Court of the State of Oregon for Washington County, Case No. C122901CV.  Under the settlement agreement, the Company agreed to sell approximately 1.64 acres of land to the Department of Transportation for $410,000. The land had a cost basis of $56,148, and the Company recorded a gain on sale of property plant and equipment of $353,852 during the fiscal year ended August 31, 2013.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/14	24,500	$ 10.25	$ 9.66	$ 10.02
Quarterly
8/31/14	231,900	$ 10.85	$ 9.18	$ 9.90
5/31/14	712,200	$ 10.90	$ 9.43	$ 9.84
2/28/14	451,100	$ 11.45	$ 9.49	$ 9.85
11/30/13	499,100	$ 13.44	$ 9.52	$ 10.18

8/31/13	1,070,100	$ 13.88	$ 10.48	$ 13.00
5/31/13	569,900	$ 12.78	$ 7.93	$ 10.58
2/28/13	925,600	$ 8.52	$ 5.94	$ 8.23
11/30/12	960,000	$ 7.25	$ 5.07	$ 6.59

Annually
8/31/14	1,894,300	$ 13.44	$ 9.18	$ 9.90
8/31/13	3,525,600	$ 13.88	$ 5.07	$ 13.00
8/31/12	834,900	$ 11.80	$ 7.45	$ 10.12
8/31/11	1,060,600	$ 10.98	$ 6.75	$ 9.13
8/31/10	390,300	$ 8.30	$ 5.73	$ 6.85

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

On October 29, 2014 there were 2,704,630 of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2014 and 2013, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On August 17, 2012, the Company announced the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 800,000 common shares through facilities of the NASDAQ Stock Market ("NASDAQ"). Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. This share repurchase plan commenced on August 20, 2012 and terminated on March 15, 2013. A total of 814 common shares were repurchased under this plan. The total cost of the shares acquired was $4,884 at an average price of $6.00 per share.

On May 29, 2013, the Company announced the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 400,000 common shares through the facilities of NASDAQ under similar terms as the August 2012 repurchase plan. This share repurchase plan commenced on June 3, 2013 and terminated on August 16, 2013.  A total of 192 common shares were repurchased under this plan. The total cost of the shares acquired was $2,304 at an average price of $12.00 per share.

On January 13, 2014, the Company announced the Board of Directors had authorized a Rule 10b5-1 share repurchase plan to purchase for cancellation up to 313,493 common shares through the facilities of NADAQ under similar terms as the August 2012 repurchase plan. The share repurchase plan commenced on January 20, 2014 and terminated on March 24, 2014. A total of 313,493 common shares were repurchased under this plan. The total cost of the shares acquired was $3,055,591 at an average price of $9.75 per share.

On April 9, 2014, the Company announced the Board of Directors had authorized a Rule 10b-18 share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of NASDAQ under similar terms as August 2012 repurchase plan. This share repurchase plan commenced on April 14, 2014 and is scheduled to terminate on November 14, 2014 but may be limited or terminated at any time without prior notice. Through October 29, 2014, the Company has repurchased a total of 132,923 common shares for a cost of $1,363,138 which is an average price of $10.26 per share.

ITEM 6.  SELECTED FINANCIAL DATA

--- No Disclosure Necessary for Smaller Reporting Companies ---

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s operations are classified into four reportable segments as follows:

•

Industrial wood products (Greenwood) – Distribution of specialty wood products.

•

Lawn, garden, pet and other (JCC) – Wholesaling of wood products and manufacturing and distribution of specialty metal products.

•

Seed processing and sales (JCSC) – Processing and distribution of agricultural seed.

•

Industrial tools and clamps (MSI) – Importing and distribution of products including pneumatic air tools, industrial clamps, and saw blades.

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2014 and fiscal 2013.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2014
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 8,006	$ 9,733	$ 15,336	$ 9,265	$ 42,340
Gross profit	1,850	1,758	2,951	1,819	8,378
Net income	333	237	936	352	1,858
Basic earnings per share	$ 0.11	$ 0.08	$ 0.32	$ 0.12	$ 0.63
Diluted earnings per share	$ 0.11	$ 0.08	$ 0.32	$ 0.12	$ 0.63

For the Year Ended August 31, 2013
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 9,296	$ 14,228	$ 15,052	$ 10,710	$ 49,286
Gross profit	1,991	2,440	3,030	2,370	9,831
Net income	481	791	1,019	841	3,132
Basic earnings per share	$ 0.15	$ 0.25	$ 0.32	$ 0.28	$ 1.00
Diluted earnings per share	$ 0.15	$ 0.25	$ 0.32	$ 0.28	$ 1.00

Fiscal 2014 quarterly per share earnings were calculated using weighted average number of common shares outstanding of  2,968,220 (2013 - 3,135,509).

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2014 and August 31, 2013

Sales totaled $42,339,563 compared to sales of $49,286,147 in fiscal 2013, which was a decrease of $6,946,584, or 14%. Sales declined in all four of the Company’s segments, including 6% in the Lawn, garden, pet and other segment.

Gross margin was 19.8% in fiscal 2014 compared to 19.9% in fiscal 2013. Although the total level of sales was lower in fiscal 2014, the gross margins for the current year decreased slightly due to the product mix. Operating expenses increased by $136,195 to $5,293,598 in fiscal 2014 from $5,157,403 in fiscal 2013. The increase was largely due to an increase in selling, general and administrative, which rose to $1,700,030 from $1,503,226. Wages and employee benefits declined to $3,317,228 from $3,397,690 in fiscal 2013. Depreciation and amortization rose slightly to $276,340 from $256,487. Income from operations declined to $3,084,598 in fiscal 2014 from $4,673,690 in fiscal 2013.

Including other items, income before income taxes was $3,115,230 in fiscal 2014 compared to $5,064,925 in fiscal 2013. In fiscal 2013, the Company recorded the gain on sale of property, plant and equipment was $353,852 from the sale of approximately 1.64 acres of land to the State of Oregon. Interest and other income was $27,086 in fiscal 2014 compared to $37,783 in fiscal 2013. Current and deferred income tax expense was $1,256,777 in fiscal 2014 compared to $1,932,906 in fiscal 2013. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2014 was $1,858,453, or $0.63 per basic and diluted share, compared to $3,132,019, or $1.00 per basic and diluted share, in fiscal 2013. The fiscal 2013 income was positively affected by the one-time gain on the sale of land to the State of Oregon. The weighted number of shares outstanding was 2,968,220 in fiscal 2014 and 3,135,509 in fiscal 2013.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2014 were $5,461,293, which was a decrease of $2,402,971, or 31%, from sales of $7,864,264 in fiscal 2013. Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Boat manufacturers continue to work down excess inventory accumulated over several years. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. Greenwood recorded an operating loss of $35,986 in fiscal 2014 compared to operating income of $12,315 in fiscal 2013.

Lawn, Garden, Pet and Other - JCC

Sales at JCC were $32,718,638 in fiscal 2014 compared to sales of $34,650,583 in fiscal 2013, which was a decrease of $1,931,945, or 6%. Operating income at JCC for 2014 was $3,154,013 (excluding intercompany interest expense of $832,938) compared to $4,548,627 (excluding intercompany interest expense of $626,812 and operating income of $10,050) in 2013, which was a decrease of $1,394,614, or 31%. The decline in sales and operating income was due to several factors, including an increase in overall market competitiveness. Raw material prices have risen, resulting in lower margins. Selling expenses have increased in efforts to obtain new business, including trade shows, travel and the addition of one salesman, as the Company has focused its attention on the addition of small and mid-sized customers. The Company has also offered new customers sales incentives including introductory pricing. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2014

$23.7

$9.0

$32.7

72%

28%

100%

2013

$25.5

$9.2

$34.7

73%

27%

100%

Seed Processing and Sales - JCSC

Sales at JCSC were $2,489,233 in fiscal 2014 compared to sales of $4,707,797 in fiscal 2013, which represents a decrease of $2,218,564, or 47%. Product seed sales decreased primarily due to the departure of our lead salesman during 2013. Seed cleaning service revenue has declined as more growers have begun to clean in-house. There has also been an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating loss at JCSC was $37,527 (excluding intercompany interest expense of $17,478) in fiscal 2014 compared to operating income of $50,209 (excluding intercompany interest expense of $23,498). The decline was largely due to the lower level of sales during the year, although gross margin percentage improved as much of the decline in sales involved lower margin products.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,670,399 in fiscal 2014 compared to sales of $2,063,503 in fiscal 2013, which was a decrease of $393,104, or 19%. The Company has consolidated its product offerings and has wound down the sales of certain of its lower margin products. Late in fiscal 2014, management decided to further narrow the Company’s product offerings, focusing on key specialty products with higher inventory turnover. The Company expects that the effects of these changes will begin to be realized during fiscal 2015. Operating income declined to $127,872 (excluding intercompany interest expense of $29,521) in fiscal 2014 from $157,782 (excluding intercompany interest expense of $25,315) in fiscal 2013, a decline of $29,910, or 19%.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2014

As of August 31, 2014, the Company had working capital of $15,816,335 compared to working capital of $18,037,802 as of August 31, 2013, which is a decrease of $2,221,467. The largest changes affecting working capital include the decrease in cash of $3,980,905 primarily due to the repurchase of common shares. Accounts receivable declined by $901,849, inventory increased by $633,138, and prepaid expenses increased $174,924. Prepaid income taxes increased by $275,924 due to differences in the timing and amount of estimated tax payments. Current liabilities decreased by $1,577,301. Accounts payable fell to $240,825 from $1,715,458 which is related to the timing of payments due to suppliers. Litigation reserve declined to $117,387 from $144,103 due to favorable difference in interest rates between the judgments. Accrued liabilities fell slightly to $1,073,930 from $1,149,882. The ratio of current assets to current liabilities, or current ratio, was 12.0 as of August 31, 2014.

For the fiscal year ended August 31, 2014, the accounts receivable collection period or DSO was 21 days compared to 25 days for the year ended August 31, 2013. Inventory turnover for the year ended August 31, 2014 was 95 days compared to 72 days for the year ended August 31, 2013.

During the year the Company repurchased and cancelled 430,306 common shares which used cash of $4,257,768. Purchase of property, plant and equipment used cash of $110,325. Proceeds from the sale of property, plant and equipment was $4,800.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $1 million, of which $1 million is available. Previously the line of credit was $5 million, but in March 2014, the Company voluntarily elected to reduce the line of credit borrowing limit to $1 million.

Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2014 the one month LIBOR rate plus 175 basis points was 1.91% (0.16% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2014 or 2013.  Typically the Company passes price increases on to the customer.

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

During the year ended August 31, 2014, the Company did not adopt any new accounting policy that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2014, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2014 and 2013

Report of Independent Registered Accounting Firm dated October 29, 2014

Consolidated Balance Sheets

Balance Sheets at August 31, 2014 and August 31, 2013

Consolidated Statements of Operations

  For the years ended August 31, 2014 and August 31, 2013

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2014 and August 31, 2013

Consolidated Statements of Cash Flows

  For the years ended August 31, 2014 and August 31, 2013

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated October 29, 2014

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

October 29, 2014

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS OF AUGUST 31

	2014	2013

ASSETS

Current assets
Cash	$ 4,327,540	$ 8,308,445
Accounts receivable, net of allowance of $Nil (August 31, 2013 - $Nil)	2,442,928	3,344,777
Inventory, net of allowance of $111,756 (August 31, 2013 - $134,259) (note 3)	9,154,129	8,520,991
Note receivable	15,000	15,000
Prepaid expenses	762,533	587,609
Prepaid income taxes	546,347	270,423

Total current assets	17,248,477	21,047,245

Property, plant and equipment, net (note 4)	2,147,387	2,241,950
Intangible assets, net (note 5)	295,956	368,662

Total assets	$ 19,691,820	$ 23,657,857

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
AS OF AUGUST 31

	2014	2013

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 240,825	$ 1,715,458
Litigation reserve (note 13(a))	117,387	144,103
Accrued liabilities	1,073,930	1,149,882

Total current liabilities	1,432,142	3,009,443

Deferred tax liability (note 6)	60,972	50,393

Total liabilities	1,493,114	3,059,836

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,704,630 common shares (August 31, 2013 - 3,134,936)	1,276,201	1,479,246
Additional paid-in capital	600,804	600,804
Retained earnings	16,321,701	18,517,971

Total stockholders’ equity	18,198,706	20,598,021

Total liabilities and stockholders’ equity	$ 19,691,820	$ 23,657,857

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
YEARS ENDED AUGUST 31

	2014	2013

SALES	$ 42,339,563	$ 49,286,147

COST OF SALES	33,961,367	39,455,054

GROSS PROFIT	8,378,196	9,831,093

OPERATING EXPENSES
Selling, general and administrative	1,700,030	1,503,226
Depreciation and amortization	276,340	256,487
Wages and employee benefits	3,317,228	3,397,690
	5,293,598	5,157,403

Income from operations	3,084,598	4,673,690

OTHER ITEMS
Gain on sale of property, plant and equipment	3,546	353,852
Interest and other income	27,086	37,383
	30,632	391,235

Income before income taxes	3,115,230	5,064,925

Income taxes (note 6)
Current	1,246,198	1,780,940
Deferred	10,579	151,966

Net income for the year	1,858,453	$ 3,132,019

Basic earnings per common share	$ 0.63	$ 1.00

Diluted earnings per common share	$ 0.63	$ 1.00

Weighted average number of common shares outstanding:
Basic	2,968,220	3,135,509
Diluted	2,968,220	3,135,509

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)
YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2012	3,135,942	$ 1,479,721	$ 600,804	$ 15,392,665	$ 17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	1,479,246	600,804	18,517,971	20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)		(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	$ 1,276,201	$ 600,804	$ 16,321,701	$ 18,198,706

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
YEARS ENDED AUGUST 31

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 1,858,453	$ 3,132,019
Items not affecting cash:
Depreciation and amortization	276,340	256,487
Gain on sale of property, plant and equipment	(3,546)	(353,852)
Deferred income taxes	10,579	151,966
Interest income on litigation	(26,716)	(26,716)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	901,849	(251,935)
Decrease in note receivable	-	5,000
Increase in inventory	(633,138)	(1,435,602)
Increase in prepaid expenses	(174,924)	(198,652)
Increase in prepaid income taxes	(275,924)	(270,423)
Increase (decrease) in accounts payable and accrued liabilities	(1,550,585)	107,091
Decrease in accrued income taxes	-	(37,203)

Net cash provided by operating activities	382,388	1,078,180

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	4,800	410,000
Purchase of property, plant and equipment	(110,325)	(481,935)

Net cash used in investing activities	(105,525)	(71,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(4,257,768)	(7,188)

Net cash used in financing activities	(4,257,768)	(7,188)

Net increase (decrease) in cash	(3,980,905)	999,057

Cash, beginning of year	8,308,445	7,309,388

Cash, end of year	$ 4,327,540	$ 8,308,445

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2014, cash was $4,327,540 compared to $8,308,445 at August 31, 2013.  At August 31, 2014 and 2013, there were no cash equivalents.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation.  The Company provides for depreciation over the estimated life of each asset on a straight-line basis over the following periods:

Office equipment	3-7 years
Warehouse equipment	2-10 years
Buildings	5-30 years

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 42 months and 54 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2014 and 2013 are as follows:

	2014	2013

Net income	$ 1,858,453	$ 3,132,019

Basic weighted average number of common shares outstanding	2,968,220	3,135,509

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,968,220	3,135,509

Basic and diluted earnings per common share	$ 0.63	$ 1.00

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the years ended August 31, 2014 and 2013, and there were no options outstanding on August 31, 2014 or 2013.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2014 and 2013 follows:

	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,327,540	$4,327,540	$8,308,445	$8,308,445
Accounts receivable, net of allowance	2,442,928	2,442,928	3,344,777	3,344,777
Note receivable	15,000	15,000	15,000	15,000
Accounts payable and accrued liabilities	1,314,755	1,314,755	2,865,340	2,865,340

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,327,540	$4,327,540	$—	$—

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

3.

INVENTORY

A summary of inventory as of August 31, 2014 and 2013 follows:

	2014	2013

Wood products and metal products	$ 8,219,574	$ 7,984,678
Industrial tools	665,563	482,949
Agricultural seed products	268,992	53,364

	$ 9,154,129	$ 8,520,991

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2014 and 2013 follows:

	2014	2013

Office equipment	$ 562,423	$ 565,575
Warehouse equipment	1,482,278	1,431,707
Buildings	2,688,616	2,681,989
Land	761,924	761,924
	5,495,241	5,441,195

Accumulated depreciation	(3,347,854)	(3,199,245)

Net book value	$ 2,147,387	$ 2,241,950

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2014 and 2013 follows:

	2014	2013
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(597,699)	(524,993)

Net book value	$ 295,956	$ 368,662

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2014	2013

Computed tax at the federal statutory rate	$ 1,056,815	$ 1,544,074
State taxes, net of federal benefit	154,111	226,146
Depreciation	12,253	15,347
Inventory reserve	5,952	(4,167)
Deferred Gain – Land Sale	-	138,059
Other	27,646	13,447

Provision for income taxes	$ 1,256,777	$ 1,932,906

Current income taxes	$ 1,246,198	$ 1,780,940
Deferred income taxes	10,579	151,966
	$ 1,256,777	$ 1,932,906

Deferred income tax liability as of August 31, 2014 of $60,972 (August 31, 2013 – $50,393) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2014	2013

Deferred tax assets:
Allowance for inventory	$ 58,576	$ 82,087
Allowance for bad debts	-	-
Difference between book and tax depreciation	18,511	5,579

Total deferred tax assets	77,087	87,666
Valuation allowance	-	-

Net deferred tax assets	$ 77,087	$ 87,666

Net deferred tax liability	(138,059)	(138,059)

Combined net deferred tax asset (liability)	$ (60,972)	$ (50,393)

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of August 31, 2014 or August 31, 2013.  At August 31, 2013, the line of credit borrowing limit was $5,000,000.  In March 2014, the Company voluntarily elected to reduce the line of credit borrowing limit to $1,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 175 basis points (Note 13(b)).

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

During the 4th quarter of fiscal 2014 ended August 31, 2014, the Company repurchased and cancelled a total of 45,048 common shares under a 10b5-1 share repurchase plan. The total cost was $454,050 at an average price of $10.08 per share. The premium paid to acquire these shares over their per share book value in the amount of $432,794 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of the years ended August 31, 2014 and August 31, 2013.

11.

EMPLOYEE STOCK OWNERSHIP PLAN (“ESOP”)

The Company formerly sponsored an ESOP that covered all U.S. employees who were employed by the Company on August 31 of each year and who had at least one thousand hours with the Company in the twelve months preceding that date.  The ESOP formerly held common shares of the Company and granted to participants in the plan certain ownership rights in, but not possession of, or voting control of, any common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula. The Company recorded compensation expense based on the market price of the Company's shares when they were allocated.  Any dividends on allocated ESOP shares were recorded as a reduction of retained earnings.  Beginning in fiscal 2010, the ESOP began its investment in diversified mutual funds. During fiscal 2011 and 2012, all of the Company’s shares held by the ESOP were sold, with the majority repurchased by the Company and cancelled under the 10b5-1 share repurchase plans. Effective June 30, 2012, the ESOP was terminated, subject to the approval of the Internal Revenue Service.  No further contributions were made to the ESOP.  On October 18, 2013, the Internal Revenue Service issued a favorable determination letter for the termination of the ESOP, and the Plan has distributed the remaining assets to participants.

ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2014 and 2013, respectively.  No shares were owned by the ESOP at August 31, 2014 or 2013.

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the years ended August 31, 2014 and 2013 the 401(k) compensation expense was $218,431 and $200,723, respectively.

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. As of the date of this filing, the potential exposure to the Company of this new ruling is $1.8 million.

During the year ended August 31, 2014, the Company recorded $26,716 of interest income (August 31, 2013 - $26,716) due to the favorable difference in interest rates between the judgments.

A summary of the litigation reserve is as follows:

	August 31, 2014	August 31, 2013

Litigation loss	$ -	$ -
Litigation reserve	144,103	170,819
Interest expense	-	-
Interest income	(26,716)	(26,716)
Total	$ 117,387	$ 144,103

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

b)

At August 31, 2014 the Company had an un-utilized line-of-credit of $1,000,000 (August 31, 2013 - $5,000,000) (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. The majority of fixed and intangible assets, and certain Corporate and administrative functions which were formerly contained within the “Lawn, garden, pet and other” reporting segment are now classified as “Corporate and administrative.” The segment information for fiscal years 2014 and 2013 has been restated for comparability purposes.

Following is a summary of segmented information for the years ended August 31:

	2014	2013

Sales to unaffiliated customers:
Industrial wood products	$5,461,293	$7,864,264
Lawn, garden, pet and other	32,718,638	34,650,583
Seed processing and sales	2,489,233	4,707,797
Industrial tools and clamps	1,670,399	2,063,503
	$42,339,563	$49,286,147

Income (loss) before income taxes:
Industrial wood products	$(35,986)	$12,315
Lawn, garden, pet and other	2,321,075	3,931,865
Seed processing and sales	(55,005)	26,711
Industrial tools and clamps	98,351	132,467
Corporate and administrative	786,795	607,715	*
	$3,115,230	$4,711,073

Identifiable assets:
Industrial wood products	$919,127	$1,145,154
Lawn, garden, pet and other	9,861,581	10,209,804
Seed processing and sales	589,131	320,193
Industrial tools and clamps	768,794	616,472
Corporate and administrative	7,553,187	11,366,234
	$19,691,820	$23,657,857

*

For comparability purposes, the 2013 amount excludes gain on sale of property, plant and equipment of $353,852.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

	2014	2013
Depreciation and amortization:
Industrial wood products	$981	$866
Lawn, garden, pet and other	42,721	26,215
Seed processing and sales	12,622	15,295
Industrial tools and clamps	4,390	6,592
Corporate and administrative	215,626	207,519
	$276,340	$256,487

Capital expenditures:
Industrial wood products	$-	$3,602
Lawn, garden, pet and other	-	-
Seed processing and sales	-	1,476
Industrial tools and clamps	1,300	7,379
Corporate and administrative	109,025	469,478
	$110,325	$481,935

Interest expense:
Lawn, garden, pet and other	$-	$400

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2014	2013

Sales	$20,968,130	$17,672,338

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2014	2013

United States	$39,679,250	$44,184,875
Canada	894,155	2,126,786
Mexico/Latin America	1,456,345	2,723,535
Europe	183,753	163,791
Asia/Pacific	114,365	87,160
Middle East	11,695	-

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2014 and 2013.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 2014, one customer accounted for accounts receivable greater than 10% of total accounts receivable for a total of 40%. At August 31, 2013, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a combined total of 51%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2014, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,252,473. For the fiscal year ended August 31, 2013, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,693,040.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2014 and 2013 are summarized as follows:

	2014	2013

Cash paid during the year for:
Interest	$-	$400
Income taxes	$1,521,824	$2,076,812

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2014 and 2013 and for the years then ended is included on Page 18 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2014 and 2013 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2014 and 2013, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information required to be included therein.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

October 29, 2014

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AUGUST 31, 2014

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2014

Allowance deducted from related Balance sheet account:
Inventory	$ 134,259	$ -	$ -	$ (22,503)	$ 111,756

August 31, 2013

Allowance deducted from related Balance sheet account:
Inventory	$ 139,869	$ -	$ -	$ (5,610)	$ 134,259

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2014.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of October 29, 2014 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	74	July 1987
Ted A. Sharp (1) (2)	66	September 2004
Ralph E. Lodewick (1) (2)	79	February 2008
Frank G. Magdlen (1) (2)	67	January 2013

(1) Member of Audit Committee.
(2) Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of October 29, 2014, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company, with the exception of the CFO who spends 50% of his time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	74	July 1987
Murray G. Smith	Chief Financial Officer	43	September 2009
Michael C. Nasser	Corporate Secretary	68	July 1987

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

Murray G. Smith is a licensed CPA with over 20 years of accounting and finance leadership experience.  Prior to joining Jewett-Cameron as Chief Financial Officer, he led the Company’s Sarbanes-Oxley compliance program the previous two years.  Previous employers have included Intel, Arthur Andersen, & Teledyne, and he previously served as Chief Financial Officer of Paulson Capital Corporation, an investment company whose common shares were traded on NASDAQ.  Mr. Smith is a graduate of the University of Washington.

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

Ralph E. Lodewick has an extensive business and governance background covering over 45 years.  Employers have included Tektronix, and he has owned businesses involved in art and music.  He has served on the board of directors of City Arts and the Mt. Hood Festival of Jazz.  Also, he has been a board member and board president of the Jazz Society of Oregon and the Multnomah Arts Center Association.

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

The audit committee met two times in fiscal 2012, two times in fiscal 2013, and two times in fiscal 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2014, 2013 and 2012 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer
	2014	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 4,320
	2013	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 5,159
	2012	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 1,440

Michael Nasser, Corporate Secretary
	2014	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 7,200
	2013	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 8,598
	2012	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 2,400

Murray Smith, Chief Financial Officer
	2014	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 7,200
	2013	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 8,598
	2012	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 2,400

The Company may grant stock options to directors, executive officers and employees.  The Company established an ESOP that covered all eligible employees. However, effective June 30, 2012, the ESOP has been terminated, and the remaining assets distributed to participants.  The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2014 to provide pension, retirement or similar benefits for directors or executive officers.

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

Except for our 401(k) Plan we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  Michael Nasser received bonuses, which were determined by the Chief Executive Officer.

Stock Options

The Company may grant stock options to purchase securities to directors and employees on terms and conditions acceptable to the regulatory authorities in Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.  The Company has no formal written stock option plan.

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

No options were granted during fiscal 2013 or fiscal 2014, and as of August 31, 2014 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.  For the years ended August 31, 2014 and 2013 the 401(k) compensation expense was $218,431 and $200,723, respectively.  The contributions for Donald Boone were $4,320 and $5,159 for the fiscal years ended August 31, 2014 and 2013 respectively.  The contributions for Michael Nasser were $7,200 and $8,598 for the fiscal years ended August 31, 2014 and 2013 respectively.  The contributions for Murray Smith were $7,200 and $8,598 for the fiscal years ended August 31, 2014 and 2013 respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company formerly sponsored an ESOP that covered all U.S. employees who were employed by the Company on August 31st of each year and who had at least one thousand hours with the company in the twelve months preceding that date. The ESOP granted to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company recorded compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2014 and 2013 respectively.  The ESOP shares allocated as of August 31, 2014 and 2013 were Nil and Nil respectively. There are no un-funded liabilities.

Starting for the first time in the fiscal year ended August 31, 2008 the compensation expense associated with the ESOP has been invested on behalf of the plan participants in the Vanguard Star Fund, which is a low cost, broadly diversified mutual fund that owns both stocks and bonds.  This move by the Company was designed to provide plan participants with some degree of diversification in their ownership stake in the ESOP. Effective June 30, 2012, the ESOP has been terminated, On October 18, 2013, the Internal Revenue Service issued a favorable determination letter for the termination of the ESOP, and the Plan distributed the remaining assets to the participants.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2014 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2014 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2014 the following cash payments were paid to directors to compensate them for board meetings attended:  Ted Sharp $4,600 (fiscal 2013 - $3,100, Jeff Wade $1,800 (fiscal 2013 - $3,100), Frank Magdlen $3,000 (fiscal 2013 - $Nil), and Ralph Lodewick $4,200 (fiscal 2013 - $3,100).

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2014 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2014 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2014 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of October 29, 2014.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone 12615 S.W. Parkway Portland, Oregon 97225	841,154	31.1%

Common	Michael C. Nasser 3150 S.W. 72nd Avenue Portland, Oregon 97225	303,593	11.2%

Common	Murray G. Smith 13318 Hidden Bay Court Lake Oswego, Oregon 97035	Nil	Nil

Total directors, executive officers, and 5% shareholders		1,144,747	42.3%

(1) Based on 2,704,630 shares outstanding as of October 29, 2014.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2014	2013

Audit fees	$ 90,000	$ 90,000
Tax fees	3.500	3.500
All other fees (1)	24,750	24,750

Total	$ 118,250	$ 118,250

(1)  FY2014:

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: October 29, 2014	By: /s/ “Donald M. Boone” Donald M. Boone, President/CEO/Treasurer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2014	By: /s/ “Donald M. Boone” Donald M. Boone, President/CEO/Treasurer/Director

Dated: October 29, 2014	By: /s/ “Murray G. Smith” Murray G. Smith, Chief Financial Officer

Dated: October 29, 2014	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary

Dated: October 29, 2014	By: /s/ “Ted A. Sharp” Ted A. Sharp, Director

Dated: October 29, 2014	By: /s/ “Ralph E. Lodewick” Ralph E. Lodewick, Director

Dated: October 29, 2014	By: /s/ “Frank Magdlen” Frank Magdlen, Director

