Form 10-Q
period 2014-11-30
JEWETT CAMERON TRADING CO LTD
filed 2015-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,585,661 common shares as of January 14, 2015.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2014

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2014	August 31, 2014

ASSETS

Current assets
Cash	$ 1,984,977	$ 4,327,540
Accounts receivable, net of allowance of $Nil (August 31, 2014 - $Nil)	2,720,614	2,442,928
Inventory, net of allowance of $87,800 (August 31, 2014 - $111,756) (note 3)	10,744,751	9,154,129
Note receivable	-	15,000
Prepaid expenses	569,976	762,533
Prepaid income taxes	341,176	546,347

Total current assets	16,361,494	17,248,477

Property, plant and equipment, net (note 4)	2,097,760	2,147,387

Intangible assets, net (note 5)	277,780	295,956

Total assets	$ 18,737,034	$ 19,691,820

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

- 4 -

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2014	August 31, 2014

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 377,496	$ 240,825
Litigation reserve (note 13(a))	110,726	117,387
Accrued liabilities	950,107	1,073,930

Total current liabilities	1,438,329	1,432,142

Deferred tax liability (note 6)	64,689	60,972

Total liabilities	1,503,018	1,493,114

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,585,661 common shares (August 31, 2014 – 2,704,630)	1,220,064	1,276,201
Additional paid-in capital	600,804	600,804
Retained earnings	15,413,148	16,321,701

Total stockholders’ equity	17,234,016	18,198,706

Total liabilities and stockholders’ equity	$ 18,737,034	$ 19,691,820

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2014	2013

SALES	$ 7,982,617	$ 8,006,281

COST OF SALES	6,112,594	6,156,502

GROSS PROFIT	1,870,023	1,849,779

OPERATING EXPENSES
Selling, general and administrative expenses	461,448	391,886
Depreciation and amortization	69,083	70,019
Wages and employee benefits	809,593	843,950

	1,340,124	1,305,855

Income from operations	529,899	543,924

OTHER ITEMS
Interest and other income	6,895	6,661
Gain on sale of equipment	-	4,109
	6,895	10,770

Income before income taxes	536,794	554,694

Income tax expense	(209,007)	(222,115)

Net income	$ 327,787	$ 332,579

Basic earnings per common share	$ 0.12	$ 0.11

Diluted earnings per common share	$ 0.12	$ 0.11

Weighted average number of common shares outstanding:
Basic	2,688,942	3,134,936
Diluted	2,688,942	3,134,936

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2012	3,135,942	$ 1,479,721	$ 600,804	$ 15,392,665	$ 17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	1,479,246	600,804	18,517,971	20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)	-	(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	1,276,201	600,804	16,321,701	18,198,706

Shares repurchased and cancelled (note 9)	(118,969)	(56,137)	-	(1,236,340)	(1,292,477)
Net income	-	-	-	327,787	327,787

November 30, 2014	2,585,661	$ 1,220,064	$ 600,804	$ 15,413,148	$ 17,234,016

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 327,787	$ 332,579
Items not involving an outlay of cash:
Depreciation and amortization	69,083	70,019
Gain on sale of equipment	-	(4,109)
Deferred income taxes	3,717	(4,564)
Interest income on litigation	(6,661)	(6,661)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(277,686)	1,107,043
(Increase) decrease in inventory	(1,590,622)	146,240
Decrease in note receivable	15,000	15,000
Decrease in prepaid income taxes	205,171	226,679
(Increase) decrease in prepaid expenses	192,557	(295,563)
Increase (decrease) in accounts payable and accrued liabilities	12,848	(1,745,918)

Net cash used by operating activities	(1,048,806)	(159,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,280)	(57,918)
Proceeds from sale of equipment	-	4,800

Net cash used in investing activities	(1,280)	(53,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(1,292,477)	-

Net cash used in financing activities	(1,292,477)	-

Net decrease in cash	(2,342,563)	(212,373)

Cash, beginning of period	4,327,540	8,308,445

Cash, end of period	$ 1,984,977	$ 8,096,072

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2014 and August 31, 2014 and its results of operations and cash flows for the three month periods ended November 30, 2014 and November 30, 2013 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2014 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2015.

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

November 30, 2014

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2014, cash was $1,984,977 compared to $4,327,540 at August 31, 2014.  At November 30, 2014 and August 31, 2014, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 39 months and 51 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

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

The earnings per share data for the three months ended November 30, 2014 and November 30, 2013 are as follows:

	2014	2013

Net income	$ 327,787	$ 332,579

Basic weighted average number of common shares outstanding	2,688,942	3,134,936

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,688,942	3,134,936

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

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

No options were granted during the quarter ended November 30, 2014, and there were no options outstanding on November 30, 2014.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2014 and August 31, 2014 follows:

	November 30, 2014		August 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$1,984,977	$1,984,977	$4,327,540	$4,327,540
Accounts receivable, net of allowance	2,720,614	2,720,614	2,442,928	2,442,928
Note receivable	-	-	15,000	15,000
Accounts payable and accrued liabilities	1,327,603	1,327,603	1,314,755	1,314,755

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$1,984,977	$1,984,977	$—	$—

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

November 30, 2014

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2014	August 31, 2014

Wood products and metal products	$ 9,943,118	$ 8,219,574
Industrial tools	574,503	665,563
Agricultural seed products	227,130	268,992

	$ 10,744,751	$ 9,154,129

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2014	August 31, 2014

Office equipment	$ 563,703	$ 562,423
Warehouse equipment	1,482,278	1,482,278
Buildings	2,688,616	2,688,616
Land	761,924	761,924
	5,496,521	5,495,241

Accumulated depreciation	(3,398,761)	(3,347,854)

Net book value	$ 2,097,760	$ 2,147,387

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2014	August 31, 2014
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(615,875)	(597,699)

Net book value	$ 277,780	$ 295,956

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2014 of $64,689 (August 31, 2014 – $60,972) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $1,000,000 line of credit as of November 30, 2014 or August 31, 2014.

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

November 30, 2014

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 1st quarter of fiscal 2015 ended November 30, 2014, the Company repurchased and cancelled a total of 118,969 common shares under a 10b5-1 share repurchase plan. The total cost was $1,292,477 at an average price of $10.86 per share. The premium paid to acquire these shares over their per share book value in the amount of $1,236,340 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of November 30, 2014 and August 31, 2014.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

(Unaudited)

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

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the quarters ended November 30, 2014 and 2013 the 401(k) compensation expense was $33,778 and $47,754, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. In December 2014, the Company received notice that the Oregon Supreme Court has accepted the case for review. As of the date of this filing, the potential exposure to the Company of this new ruling is $1.8 million.

During the year ended August 31, 2014, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the period ended November 30, 2014, the Company recorded $6,661 of interest income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

(Unaudited)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	November 30, 2014	August 31, 2014

Litigation loss	$ -	$ -
Litigation reserve	117,387	144,103
Interest expense	-	-
Interest income	(6,661)	(26,716)
Total	$ 110,726	$ 117,387

b)

At November 30, 2014 and August 31, 2014 the Company had an un-utilized line-of-credit of $1,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the three month periods ended November 30:

	2014	2013

Sales to unaffiliated customers:
Industrial wood products	$992,682	$1,457,246
Lawn, garden, pet and other	5,888,909	5,443,943
Seed processing and sales	704,894	740,742
Industrial tools and clamps	396,132	364,350
	$7,982,617	$8,006,281

Income (loss) before income taxes:
Industrial wood products	$18,067	$(11,424)
Lawn, garden, pet and other	164,755	258,917
Seed processing and sales	89,245	73,648
Industrial tools and clamps	38,618	37,264
Corporate and administrative	226,109	196,289
	$536,794	$554,694

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2014	2013

Identifiable assets:
Industrial wood products	$1,240,106	$1,440,281
Lawn, garden, pet and other	11,591,435	8,929,943
Seed processing and sales	375,076	196,819
Industrial tools and clamps	686,540	616,992
Corporate and administrative	4,843,877	11,049,258
	$18,737,034	$22,233,293

Depreciation and amortization:
Industrial wood products	$245	$245
Lawn, garden, pet and other	12,957	10,101
Seed processing and sales	2,736	3,450
Industrial tools and clamps	700	1,904
Corporate and administrative	52,445	54,319
	$69,083	$70,019

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	1,280	57,918
	$1,280	$57,918

Interest expense:
Lawn, garden, pet and other	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30:

	2014	2013
Sales	$3,651,188	$3,314,699

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarter ended November 30:

	2014	2013

United States	$7,608,352	$7,399,773
Canada	308,453	137,935
Mexico/Latin America	65,812	379,032
Europe	-	89,541

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2014 and 2013.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2014

(Unaudited)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2014, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 55%. At November 30, 2013, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 38%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2014, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $5,465,620. For the three months ended November 30, 2013, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $2,605,730.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2014 and August 31, 2014 and its results of operations and cash flows for the three month period ended November 30, 2014 and November 30, 2013 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2014 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2015.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2014 and November 30, 2013

For the three months ended November 30, 2014, sales decreased $23,664 to $7,982,617 from $8,006,281 for the three months ended November 30, 2013.

Sales at Greenwood were $992,682 for the three months ended November 30, 2014 compared to sales of $1,457,246 for the three months ended November 30, 2013, which was a decrease of $464,564, or 32%.  Demand for Greenwood’s products remained weak, as sales to boat manufactures continue to be severely affected by the downturn in the economy. Boat manufacturers continue to work down excess inventory accumulated over several years. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. For the quarter, Greenwood had operating income of $18,068 compared to an operating loss of ($11,424) in the three months ended November 30, 2013.

Sales at JCC were $5,888,909 for the three months ended November 30, 2014 compared to sales of $5,443,943 for the three months ended November 30, 2013, which was an increase of $444,966, or 8%. The increase in sales was primarily due to the Company’s efforts to obtain new business, including expanding its customer base through the addition of small and mid-sized customers. Operating income for JCC was $394,175 (excluding intercompany interest expense of $229,420) for the three months ended November 30, 2014, which was a decrease of $60,751 from the operating income of $454,926 (excluding intercompany interest expense of $196,009) for the three months ended November 30, 2013. Overall market competitiveness has increased and raw material prices remain high, which have resulted in lower margins. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC were $704,894 for the three months ended November 30, 2014, compared to sales of $740,742 for the three months ended November 30, 2013. This represents a decrease of $35,848, or 5%, primarily due to increased competition in product seed sales.

Sales at MSI were $396,132 for the three months ended November 30, 2014 compared to sales of $364,350 for the three months ended November 30, 2013, which was an increase of $31,782, or 9%. The Company has consolidated its product offerings and has wound down the sales of certain of its lower margin products. Late in fiscal 2014, management decided to further narrow the Company’s product offerings, focusing on key specialty products with higher inventory turnover. Operating income for the quarter was $46,395 compared to operating income of $43,415 for the comparative quarter in the prior year, which is in line with the higher level of sales for the quarter.

Gross margin for the three month period ended November 30, 2014 was 23.4% compared to 23.1% for the three months ended November 30, 2013. The rise in gross margins in the current quarter was due to a favorable sales mix of higher margin metal products. However, higher raw material costs are restraining our overall margins.

The Company's income tax expense in the current period was $209,007 compared to $222,115 for the three months ended November 30, 2013. Net income for the three months ended November 30, 2014 was $327,787, or $0.12 per basic and diluted share, compared to net income of $332,579, or $0.11 per basic and diluted share, for the three months ended November 30, 2013. The net income per share was higher due to the lower weighted average number of common shares outstanding as a result of the Company’s share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2014, the Company had working capital of $14,923,165 compared to working capital of $15,816,335 as of August 31, 2014, a decrease of $893,170. The decrease was largely due to the Company’s repurchase of common shares. Cash declined to $1,984,977, a decrease of $2,342,563, as the Company expended cash on the repurchase of shares and for the purchase of inventory. Accounts receivable rose to $2,720,614 from $2,442,928 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $1,590,622 and prepaid expenses, which are largely related to down payments for future inventory purchases, decreased by $192,557. Note receivable declined by $15,000 as the remaining balance of the note was repaid during the quarter. Accounts payable increased by $136,671 due to the seasonal cycle of payments to inventory suppliers. Accrued liabilities declined by $123,823. Litigation reserve declined by $6,661 as differences in interest rates resulted in a reduction in the amount reserved.

As of November 30, 2014, accounts receivable and inventory represented 82% of current assets and 72% of total assets. For the three months ended November 30, 2014, the accounts receivable collection period, or DSO, was 31 days compared to 25 days for the three months ended November 30, 2013. Inventory turnover to the three months ended November 30, 2014 was 148 days compared to 125 days for the three months ended November 30, 2013.

External sources of liquidity include a line of credit from U.S. Bank of $1,000,000. Previously the line of credit was $5,000,000, but in March 2014, the Company voluntarily elected to reduce the line of credit borrowing limit to $1,000,000. As of November 30, 2014, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2014 the one month LIBOR rate plus 175 basis points was 1.90% (0.15% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value. On May 29, 2013, the Company announced the Board of Directors had authorized a new Rule 10b5-1 share repurchase plan to purchase for cancellation up to 400,000 common shares through the facilities of NASDAQ.  This share repurchase plan commenced on June 3, 2013 and terminated on August 16, 2013. During the fiscal year ended August 31, 2013, a total of 192 common shares were repurchased under this plan. The total cost of the shares acquired was $2,304 at an average price of $12.00 per share.

On January 13, 2014, the Company announced the Board of Directors had authorized a Rule 10b5-1 share repurchase plan to purchase for cancellation up to 313,493 common shares through the facilities of NASDAQ. Transactions may involve Company insiders or their affiliates executed in compliance with the Company’s Insider Trading Policy. The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of the Company’s shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. The share repurchase plan commenced on January 20, 2014 and terminated on March 24, 2014. A total of 313,493 common shares were repurchased under this plan. The total cost of the shares acquired was $3,055,591 at an average price of $9.75 per share.

On April 9, 2014, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of NASDAQ under similar terms as the January 13, 2014 repurchase plan. This share repurchase plan commenced on April 14, 2014 and terminated on November 14, 2014. Under the Plan, the Company repurchased a total of 235,782 common shares at a cost of $2,494,654 which is an average price of $10.58 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012. The average daily trading volume of our common stock on NASDAQ was 4,087 shares for the three months ended November 30, 2014. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2014, our top ten customers represented 72% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2014.  However, the Company is exposed to interest rate risk.

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. In December 2014, the Company received notice that the Oregon Supreme Court has accepted the case for review. As of the date of this filing, the potential exposure to the Company of this new ruling is $1.8 million.

During the year ended August 31, 2014, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the period ended November 30, 2014, the Company recorded $6,661 of interest income.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s repurchase of its common shares during the quarter ended November 30, 2014.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Number of shares that may yet be purchased under the plans or programs

September	15,196	$ 9.88	132,009	167,991

October	7,464	$10.07	139,473	160,527

November	96,309	$11.08	235,782	- (2)

Total	118,969	$10.86	235,782	-

(1)

The Company announced a 10b-18 share repurchase plan on April 9, 2014. The Plan allowed for the repurchase of up to 300,000 common shares commencing April 14, 2014 and terminating on November 14, 2014, although the plan could be limited or terminated at any time without prior notice. A total of 116,813 common shares were repurchased under the plan during Q3 and Q4 of fiscal 2014 ended August 31, 2014.

(2)

The Plan terminated automatically on November 14, 2014.

Item 3.

Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.  Mine Safety Disclosures

---No Disclosure Required---

Item 5.

Other Information

---No Disclosure Required---

Item 6.

Exhibits

3.1

Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

3.2

Articles of Incorporation of Jewett-Cameron Company.

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

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

Jewett-Cameron Trading Company Ltd.

         (Registrant)

January 14, 2015

“Donald M. Boone”

Donald M. Boone, President/CEO/Director

January 14, 2015

“Murray G. ,Smith”

Murray G. Smith, Chief Financial Officer

