Form 10-Q
period 2015-02-28
JEWETT CAMERON TRADING CO LTD
filed 2015-04-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,585,661 common shares as of April 13, 2015

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2015

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2015	August 31, 2014

ASSETS

Current assets
Cash	$ 12,193	$ 4,327,540
Accounts receivable, net of allowance of $Nil (August 31, 2014 - $Nil)	5,034,076	2,442,928
Inventory, net of allowance of $90,384 (August 31, 2014 - $111,756) (note 3)	11,102,996	9,154,129
Note receivable	1,700	15,000
Prepaid expenses	825,437	762,533
Prepaid income taxes	214,617	546,347

Total current assets	17,191,019	17,248,477

Property, plant and equipment, net (note 4)	2,058,754	2,147,387

Intangible assets, net (note 5)	259,603	295,956

Total assets	$ 19,509,376	$ 19,691,820

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

- 4 -

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2015	August 31, 2014

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Bank Indebtedness (note 7)	$ 875,386	$ -
Accounts payable	189,777	240,825
Litigation reserve (note 13(a))	104,138	117,387
Accrued liabilities	764,236	1,073,930

Total current liabilities	1,933,537	1,432,142

Deferred tax liability (note 6)	58,263	60,972

Total liabilities	1,991,800	1,493,114

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,585,661 common shares (August 31, 2014 – 2,704,630)	1,220,064	1,276,201
Additional paid-in capital	600,804	600,804
Retained earnings	15,696,708	16,321,701

Total stockholders’ equity	17,517,576	18,198,706

Total liabilities and stockholders’ equity	$ 19,509,376	$ 19,691,820

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended February 28,		Six Month Period Ended February 28,
	2015	2014	2015	2014

SALES	$ 9,483,404	$ 9,732,649	$ 17,466,021	$ 17,738,930

COST OF SALES	7,581,284	7,974,979	13,693,878	14,131,481

GROSS PROFIT	1,902,120	1,757,670	3,772,143	3,607,449

OPERATING EXPENSES
Selling, general and administrative expenses	511,375	446,900	972,823	838,786
Depreciation and amortization	70,600	69,531	139,683	139,550
Wages and employee benefits	853,441	832,421	1,663,034	1,676,371
	1,435,416	1,348,852	2,775,540	2,654,707

Income from operations	466,704	408,818	996,603	952,742

OTHER ITEMS
Gain on sale of property, plant and equipment	-	-	-	4,109
Interest and other income	7,188	6,612	14,083	13,273
	7,188	6,612	14,083	17,382

Income before income taxes	473,892	415,430	1,010,686	970,124

Income tax expense	(190,332)	(178,032)	(399,339)	(400,147)

Net income	$ 283,560	$ 237,398	$ 611,347	$ 569,977

Basic earnings per common share	$ 0.11	$ 0.08	$ 0.23	$ 0.18

Diluted earnings per common share	$ 0.11	$ 0.08	$ 0.23	$ 0.18

Weighted average number of common shares outstanding:
Basic	2,585,661	3,129,764	2,637,587	3,132,365
Diluted	2,585,661	3,129,764	2,637,587	3,132,365

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2012	3,135,942	$ 1,479,721	$ 600,804	$ 15,392,665	$ 17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	1,479,246	600,804	18,517,971	20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)	-	(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	1,276,201	600,804	16,321,701	18,198,706

Shares repurchased and cancelled (note 9)	(118,969)	(56,137)	-	(1,236,340)	(1,292,477)
Net income	-	-	-	611,347	611,347

February 28, 2015	2,585,661	$ 1,220,064	$ 600,804	$ 15,696,708	$ 17,517,576

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended February 28,		Six Month Period Ended February 28,
	2015	2014	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 283,560	$ 237,398	$ 611,347	$ 569,977
Items not involving an outlay of cash:
Depreciation and amortization	70,600	69,531	139,683	139,550
Gain on sale of property, plant and equipment	-	-	-	(4,109)
Deferred income taxes	(6,426)	(3,802)	(2,709)	(8,366)
Interest income on litigation	(6,588)	(6,588)	(13,249)	(13,249)

Changes in non-cash working capital items:
Increase in accounts receivable	(2,313,462)	(2,018,552)	(2,591,148)	(911,509)
(Increase) decrease in inventory	(358,245)	846,025	(1,948,867)	992,265
(Increase) decrease in note receivable	(1,700)	-	13,300	15,000
Increase in prepaid expenses	(255,461)	(1,205,662)	(62,904)	(1,501,225)
(Increase) decrease in prepaid income taxes	126,559	(448,288)	331,730	(221,609)
Increase (decrease) in accounts payable and accrued liabilities	(373,590)	837,196	(360,742)	(908,722)

Net cash used in operating activities	(2,834,753)	(1,692,742)	(3,883,559)	(1,851,997)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,417)	(17,457)	(14,697)	(75,375)
Proceeds from sale of property, plant and equipment	-	-	-	4,800

Net cash used in investing activities	(13,417)	(17,457)	(14,697)	(70,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	875,386	-	875,386	-
Redemption of common stock	-	(569,019)	(1,292,477)	(569,019)

Net cash provided by (used in) financing activities	875,386	(569,019)	(417,091)	(569,019)

Net decrease in cash	(1,972,784)	(2,279,218)	(4,315,347)	(2,491,591)

Cash, beginning of period	1,984,977	8,096,072	4,327,540	8,308,445

Cash, end of period	$ 12,193	$ 5,816,854	$ 12,193	$ 5,816,854

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2015 and August 31, 2014 and its results of operations and cash flows for the three and six month periods ended February 28, 2015 and February 28, 2014 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and six month periods ended February 28, 2015 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2015.

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

February 28, 2015

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At February 28, 2015, cash was $12,193 compared to $4,327,540 at August 31, 2014.  At February 28, 2015 and August 31, 2014, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 36 months and 48 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and six month periods ended February 28, 2015 and February 28, 2014 are as follows:

	Three Month Period Ended February 28,		Six Month Period Ended February 28,

	2015	2014	2015	2014

Net income	$ 283,560	$ 237,398	$ 611,347	$ 569,977

Basic weighted average number of common shares outstanding	2,585,661	3,129,764	2,637,587	3,132,365

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,585,661	3,129,764	2,637,587	3,132,365

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 28, 2015, and there were no options outstanding on February 28, 2015.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligation.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 28, 2015 and August 31, 2014 follows:

	February 28, 2015		August 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$ 12,193	$ 12,193	$4,327,540	$4,327,540
Accounts receivable, net of allowance	5,034,076	5,034,076	2,442,928	2,442,928
Note receivable	1,700	1,700	15,000	15,000
Bank indebtedness	875,386	875,386	-	-
Accounts payable and accrued liabilities	954,013	954,013	1,314,755	1,314,755

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as of February 28, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$12,193	$12,193	$—	$—
Bank indebtedness	875,386	875,386

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

February 28, 2015

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

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2015	August 31, 2014

Wood products and metal products	$ 10,201,010	$ 8,219,574
Industrial tools	582,203	665,563
Agricultural seed products	319,783	268,992

	$ 11,102,996	$ 9,154,129

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2015	August 31, 2014

Office equipment	$ 563,703	$ 562,423
Warehouse equipment	1,493,362	1,482,278
Buildings	2,690,949	2,688,616
Land	761,924	761,924
	5,509,938	5,495,241

Accumulated depreciation	(3,451,184)	(3,347,854)

Net book value	$ 2,058,754	$ 2,147,387

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2015	August 31, 2014
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(634,052)	(597,699)

Net book value	$ 259,603	$ 295,956

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of February 28, 2015 of $58,263 (August 31, 2014 – $60,972) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

Bank indebtedness under the Company’s $1,000,000 line of credit as of February 28, 2015 was $875,386 (August 31, 2014 - $Nil).  Subsequent to February 28, 2015, the line of credit was increased to $3,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 175 basis points.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

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

February 28, 2015

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

The Company had no stock options outstanding as of February 28, 2015 and August 31, 2014.

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

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the six month periods ended February 28, 2015 and 2014, the 401(k) compensation expense was $111,365 and $94,392, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. In December 2014, the Company received notice that the Oregon Supreme Court has accepted the case for review. As of the date of this filing, the potential exposure to the Company of this new ruling is $1,900,000.

During the year ended August 31, 2014, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the six months ended February 28, 2015, the Company recorded $13,249 of interest income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

(Unaudited)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	February 28, 2015	August 31, 2014

Litigation reserve	$ 117,387	$ 144,103
Interest income	(13,249)	(26,716)
Total	$ 104,138	$ 117,387

b)

At February 28, 2015 the un-utilized portion under the Company’s $1,000,000 line-of-credit was $124,614 (August 31, 2014 - $1,000,000) (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the six month periods ended February 28:

	2015	2014

Sales to unaffiliated customers:
Industrial wood products	$ 2,120,203	$ 3,404,951
Lawn, garden, pet and other	12,733,854	11,929,856
Seed processing and sales	1,687,137	1,678,862
Industrial tools and clamps	924,827	725,261
	$ 17,466,021	$ 17,738,930

Income (loss) before income taxes:
Industrial wood products	$ 43,322	$ (32,349)
Lawn, garden, pet and other	419,690	499,003
Seed processing and sales	129,211	108,661
Industrial tools and clamps	47,540	45,225
Corporate and administrative	370,923	349,584
	$ 1,010,686	$ 970,124

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2015	2014

Identifiable assets:
Industrial wood products	$ 1,641,934	$ 1,366,293
Lawn, garden, pet and other	13,490,158	10,989,146
Seed processing and sales	747,635	632,061
Industrial tools and clamps	845,180	669,639
Corporate and administrative	2,784,469	9,071,339
	$ 19,509,376	$ 22,728,478

Depreciation and amortization:
Industrial wood products	$ 490	$ 490
Lawn, garden, pet and other	27,675	21,194
Seed processing and sales	5,473	6,508
Industrial tools and clamps	1,401	2,974
Corporate and administrative	104,644	108,384
	$ 139,683	$ 139,550

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	1,300
Corporate and administrative	14,697	74,075
	$ 14,697	$ 75,375

Interest expense:
Lawn, garden, pet and other	$ -	$ -

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2015 and 2014:

	2015	2014

Sales	$ 7,734,187	$ 7,604,958

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2015 and 2014:

	2015	2014

United States	$ 16,438,761	$ 16,275,299
Canada	533,745	349,275
Mexico/Latin America	462,805	987,524
Europe	-	126,832
Asia/Pacific	30,710	-

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2015 and 2014.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2015

(Unaudited)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 28, 2015, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 38%. At February 28, 2014, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 57%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2015, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $9,460,114. For the six months ended February 28, 2014, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $5,871,611.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2015 and 2014 are summarized as follows:

	2015	2014

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$70,198	$630,122

There were no non-cash investing or financing activities during the periods presented.

17.

SUBSEQUENT EVENTS

a)

Subsequent to the quarter ended February 28, 2015, the Company increased its line of credit from $1,000,000 to $3,000,000.

b)

During the month of March 2015, the Company re-purchased and is in the process of cancelling a total of 1,103 shares of its common stock pursuant to the Company’s 10b5-1 share re-purchase plan, previously announced on February 11, 2015.  The total cost was $11,406 at an average share price of $10.34 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2015 and August 31, 2014 and its results of operations and cash flows for the three and six month periods ended February 28, 2015 and February 28, 2014 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2015 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2015.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2015 and February 28, 2014

For the three months ended February 28, 2015, sales decreased $249,245 to $9,483,404 from $9,732,649. This represents a decrease of 3%.

Sales at Greenwood were $1,127,521 for the three months ended February 28, 2015 compared to sales of $1,947,704 for the three months ended February 28, 2014, which was a decrease of $820,183, or 42%. Much of the decline was due to the Company’s sale of its excess inventory related to the marine industry in an arm’s length transaction in February 2014. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. For the three months ended February 28, 2015, Greenwood had operating income of $25,255 compared to an operating loss of ($20,926) for the three months ended February 28, 2014. The improvement in income for the current quarter was partially due to sales to the transportation industry that had been delayed from prior quarters.

Sales at JCC were $6,844,945 for the three months ended February 28, 2015 compared to sales of $6,485,914 for the three months ended February 28, 2014. This represents an increase of $359,031, or 6%. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year. During the current quarter, sales were negatively affected by prolonged winter weather across much of the United States which delayed retailers from stocking lawn and garden products. In addition, the US West Coast marine ports suffered serious slowdowns and temporary shutdowns due to labor issues between longshoreman and port management. This impacted the delivery of many of the Company’s products which are manufactured in China and delivered by sea, and resulted in sales order delays and increased freight costs. The prior year quarter’s results were negatively affected by a delay in orders caused by manufacturing capacity constraints at the Company’s suppliers around the Chinese New Year. These constraints led to a delay in shipments and also pushed back the targeted rollout dates of several new products. Operating income for the current quarter was $499,026 compared to $441,859 for the quarter ended February 28, 2014. JCC also continues to be affected by an increase in overall market competitiveness and higher raw material prices, which have resulted in lower margins.

Sales at JCSC were $982,243 for the three months ended February 28, 2015 compared to sales of $938,119 for the three months ended February 28, 2014, which was an increase of 5%.  Product seed sales have been slow to recover after the departure of the Company’s lead salesman during 2013. Revenue levels continue to be lower than in prior periods as seed cleaning service revenue has declined as more growers have begun to clean in-house. There has also been an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating income at JCSC for the quarter was $46,290, an increase of $6,532 from income of $39,758 in the prior year’s quarter. The increase in operating income was consistent with the higher level of sales.

Sales at MSI were $528,695 for the three months ended February 28, 2015 compared to sales of $360,912 for the three months ended February 28, 2014, which was an increase of $167,783 or 46%. Sales have rebounded since management reorganized MSI’s product offerings in fiscal 2014 by ending sales of lower margin products and focusing on key specialty products with higher inventory turnover. Operating income for the quarter was $16,788 compared to operating income of $14,772 for the comparative quarter in the prior year.

Gross margin for the three months ended February 28, 2015 was 20.1% compared to 18.1% for the three months ended February 28, 2014.

Operating expenses increased by $86,564 to $1,435,416 from $1,348,852 for the three months ended February 28, 2014. Selling, General and Administrative Expenses rose to $511,375 from $446,900, which was primarily due to added labor, travel and marketing expense in effort to capture market share for new and existing products. Wages and Employee Benefits increased slightly by $21,020 to $853,441 from $832,421. Depreciation and Amortization increased to $70,600 from $69,531.

Income tax expense for the three month period ended February 28, 2015 was $190,332 compared to $178,032 for the three month period ended February 28, 2014. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended February 28, 2015 was $283,560, or $0.11 per basic and diluted share, compared to net income of $237,398, or $0.08 per basic and diluted share, for the quarter ended February 28, 2014. The net income per share in the current quarter was positively affected the repurchase of common shares which lowered the weighted average number of common shares used to compute net income per share.

Six Months Ended February 28, 2015 and February 28, 2014

For the six months ended February 28, 2015, sales decreased by $272,909, or 2%, to $17,466,021 from sales of $17,738,930 recorded in the six month period ended February 28, 2014. The decrease is primarily due to sales delays caused by disruptions in receiving inventory from suppliers.

Sales at Greenwood were $2,120,203 for the six months ended February 28, 2015 compared to sales of $3,404,951 for the six months ended February 28, 2014. Sales declined due to the continued slowdown in demand from many of the market segments served by Greenwood, and the sale of the Company’s excess inventory related to the marine industry in an arm’s length transaction in February 2014. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. Operating income for Greenwood for the six months ended February 28, 2015 was $43,322 compared to an operating loss of ($32,349) for the six months ended February 28, 2014.

Sales at JCC were $12,733,854 for the six months ended February 28, 2015, compared to sales of $11,929,856 for the six months ended February 28, 2014, which was an increase of $803,998 or 7%. Sales during the current period were impacted by the slowdown and shutdowns of US West Coast Marine ports. These disruptions caused delays and higher freight costs in the shipping of many of JCC’s products from the manufacturers in China to the Company, and resulted in sales delays from the Company to their retail customers. Although the ports and labor unions reached an agreement to end the slowdowns in February 2015, the effects of the port and marine shipping disruptions are expected to continue into the Company’s third quarter. Sales for the prior year six month period were negatively affected by manufacturing capacity constraints at the Company’s suppliers around the Chinese New Year. These product delays resulted in a delay in fulfilling customer orders and also pushed back the targeted rollout dates of several new products. Operating income at JCC was $893,201 compared to $896,785 for the six months ended February 28, 2014. Higher raw material prices and an increase in market competitiveness have continued to pressure segment margins. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the six months ended February 28, 2015 were $1,687,137, which was relatively flat compared to sales of $1,678,862 for the six months ended February 28, 2014. The sales environment for the segment remains challenging due to the decline in seed cleaning services from more growers cleaning in-house, and an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating income was $139,106 for the six months ended February 28, 2015 compared to operating income of $117,035 for the six months ended February 28, 2014.

Sales at MSI were $924,827 for the six months ended February 28, 2015, which was an increase of $199,566, or 28%, from sales of $725,261 for the six months ended February 28, 2014. The Company has wound down certain sales programs of its lower margin products and has concentrated on selling more profitable products. Operating income was $63,182 for the current six month period compared to operating income of $58,187 for the six months ended February 28, 2014.

Gross margin for the six month period ended February 28, 2015 was 21.6% compared to 20.3% for the six months ended February 28, 2014.

Operating expenses increased by $120,833, or 5%, to $2,775,540 from $2,654,707 recorded in the six month period ended February 28, 2014. Selling, General and Administrative Expenses rose to $972,823 from $838,786. Wages and Employee Benefits declined slightly to $1,663,034 from $1,676,371, and Depreciation and Amortization was flat at $139,683 compared to $139,550.

Other items in the current six month period ended February 28, 2015 were interest and other income of $14,083. In the six months ended February 28, 2014, other items included the gain on sale of property, plant and equipment of $4,109 and interest and other income of $13,273.

Income tax expense in the current six month period was $399,339 compared to $400,147 for the six months ended February 28, 2014. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 28, 2015 was $611,347, or $0.23 per basic and diluted share, compared to net income of $569,977, or $0.18 per basic and diluted share, for the six months ended February 28, 2014. The net income per share in the current period was positively affected the repurchase of common shares which lowered the weighted average number of common shares used to compute net income per share.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2015, the Company had working capital of $15,257,482 compared to working capital of $15,816,335 as of August 31, 2014, a decrease of $558,853. The decrease was largely due to the Company’s repurchase of common shares. Cash declined to $12,193, a decrease of $4,315,347. The decrease in the Company’s cash position was due to the repurchase of shares as well as the increase in inventory, which rose to $11,102,996 from $9,154,129. Inventory rose due to prolonged winter weather across much of the United States and the slowdown at West Coast ports, which delayed the delivery of products from the manufacturers in China to the Company and resulted in significant sales order delays to the Company’s customers. The timing of sales and collection of receivables were responsible for much of the increase in the Company’s accounts receivable, which increased to $5,034,076 from $2,442,928 as many sales occurred at the end of the period and were not due until the fiscal third quarter. Prepaid expenses, which are largely related to down payments for future inventory purchases, increased to $825,437 from $762,533 as shipments of additional inventory have been delayed. Note receivable declined to $1,700 from $15,000 as the original note was repaid and a new note was issued. Accounts payable declined to $189,777 due to the seasonal cycle of payments to inventory suppliers. Bank indebtedness increased to $875,386 from $Nil, as the Company utilized its line of credit during the current period. Accrued liabilities declined by $309,694. Litigation reserve declined by $13,249 as differences in interest rates resulted in a reduction in the amount reserved.

As of February 28, 2015, accounts receivable and inventory represented 94% of current assets and 83% of total assets.  For the three months ended February 28, 2015, the accounts receivable collection period, or DSO, was 48 compared to 39 for the three months ended February 28, 2014. For the six month period ended February 28, 2015, the DSO was 52 compared to 43 for the six months ended February 28, 2014. Inventory turnover for the three months ended February 28, 2015 was 130 days compared to 90 days for the three months ended February 28, 2014. For the six months ended February 28, 2015, inventory turnover was 134 compared to 103 days for the six months ended February 28, 2014.

External sources of liquidity include a line of credit from U.S. Bank of $1,000,000 of which $124,614 was available as of February 28, 2015. Subsequent to the end of the six month period ended February 28, 2015, the Company increased the line of credit to $3,000,000.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of February 28, 2015, the one month LIBOR rate plus 175 basis points was 1.92% (0.17% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

On February 11, 2015, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of NASDAQ under similar terms to the January 13, 2014 repurchase plan. The plan commenced on February 17, 2015 and will remain in place until August 14, 2015 but may be limited or terminated at any time without prior notice. During the second quarter of fiscal 2015, no common shares were repurchased under the plan. Subsequent to the end of the second quarter, a total of 1,103 common shares were repurchased during the month of March 2015 at a cost of $11,406 which is an average price of $10.34 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012. The average daily trading volume of our common stock on NASDAQ was 2,352 shares for the six months ended February 28, 2015. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

The Company is currently in default of NASDAQ Capital Market Continued Listing Standards

Ted Sharp, an Independent Member of the Board of Directors and chairman of the Company’s Audit Committee, died on March 20, 2015. Due to the death of Mr. Sharp, the Company’s Board of Directors currently consists of 3 members, of which 2 are Independent, and the Company’s Audit Committee consists of the 2 Independent Directors. Under NASDAQ Listing Rule 5605, the Company’s Audit Committee must consist of at least 3 Directors, all of which must be Independent. The Company has a cure period to regain compliance by appointing a qualified independent director to the Audit Committee and naming a new Audit Committee Chairman. This cure period extends until (i) the earlier of the Company’s next annual shareholders’ meeting or March 20, 2016; or (ii) if the next annual shareholders’ meeting is held before September 16, 2015, then the Company must evidence compliance no later than September 16, 2015. If the Company is unable to appoint a new Independent Director and regain compliance with NASDAQ’s continued listing standards, the Company’s common stock will be subject to delisting which would likely have a negative effect on the price and trading volume of the Company’s common shares.

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

For the six months ended February 28, 2015, our top ten customers represented 69% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

We have a line of credit with U.S. Bank in the amount of $1,000,000 as of February 28, 2015, of which approximately $100,000 was available as of that date.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2015.  However, the Company is exposed to interest rate risk.

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. In December 2014, the Company received notice that the Oregon Supreme Court has accepted the case for review. As of the date of this filing, the potential exposure to the Company of this new ruling is $1,900,000.

During the year ended August 31, 2014, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the six months ended February 28, 2015, the Company recorded $13,249 of interest income.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 13, 2015

/s/  “Donald M. Boone”

Donald M. Boone, President/CEO/Director

April 13, 2015

/s/  “Murray G. Smith”

Murray G. Smith, Chief Financial Officer

