Form 10-Q
period 2015-05-31
JEWETT CAMERON TRADING CO LTD
filed 2015-07-20
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,491,832 common shares as of July 20, 2015

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2015

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2015	August 31, 2014

ASSETS

Current assets
Cash	$ 1,836,849	$ 4,327,540
Accounts receivable, net of allowance of $Nil (August 31, 2014 - $Nil)	4,926,096	2,442,928
Inventory, net of allowance of $81,249 (August 31, 2014 - $111,756) (note 3)	8,617,284	9,154,129
Note receivable	1,425	15,000
Prepaid expenses	721,339	762,533
Prepaid income taxes	195,484	546,347

Total current assets	16,298,477	17,248,477

Property, plant and equipment, net (note 4)	2,076,263	2,147,387

Intangible assets, net (note 5)	241,426	295,956

Total assets	$ 18,616,166	$ 19,691,820

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2015	August 31, 2014

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 626,523	$ 240,825
Litigation reserve (note 13(a))	97,404	117,387
Accrued liabilities	959,037	1,073,930

Total current liabilities	1,682,964	1,432,142

Deferred tax liability (note 6)	56,100	60,972

Total liabilities	1,739,064	1,493,114

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,496,610 common shares (August 31, 2014 – 2,704,630)	1,178,044	1,276,201
Additional paid-in capital	600,804	600,804
Retained earnings	15,098,254	16,321,701

Total stockholders’ equity	16,877,102	18,198,706

Total liabilities and stockholders’ equity	$ 18,616,166	$ 19,691,820

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2015	2014	2015	2014

SALES	$ 13,289,408	$ 15,335,570	$ 30,755,429	$ 33,074,500

COST OF SALES	11,047,607	12,384,976	24,741,485	26,516,458

GROSS PROFIT	2,241,801	2,950,594	6,013,944	6,558,042

OPERATING EXPENSES
Selling, general and administrative expenses	465,864	402,013	1,438,687	1,240,800
Depreciation and amortization	71,211	73,145	210,894	212,694
Wages and employee benefits	925,386	922,899	2,588,420	2,599,270

	(1,462,461)	(1,398,057)	(4,238,001)	(4,052,764)

Income from operations	779,340	1,552,537	1,775,943	2,505,278

OTHER ITEMS
Gain on sale of property, plant and equipment	-	-	-	4,109
Interest and other income	8,534	6,734	22,617	20,008
Interest expense	(658)	-	(658)	-
	7,876	6,734	21,959	24,117

Income before income taxes	787,216	1,559,271	1,797,902	2,529,395

Income tax expense	(326,116)	(622,942)	(725,455)	(1,023,089)

Net income	$ 461,100	$ 936,329	$ 1,072,447	$ 1,506,306

Basic earnings per common share	$ 0.18	$ 0.33	$ 0.41	$ 0.50

Diluted earnings per common share	$ 0.18	$ 0.33	$ 0.41	$ 0.50

Weighted average number of common shares outstanding:
Basic	2,561,702	2,866,273	2,612,199	3,042,692
Diluted	2,561,702	2,866,273	2,612,199	3,042,692

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2012	3,135,942	$ 1,479,721	$ 600,804	$ 15,392,665	$ 17,473,190

Shares repurchased and cancelled (note 9)	(1,006)	(475)	-	(6,713)	(7,188)
Net income	-	-	-	3,132,019	3,132,019

August 31, 2013	3,134,936	1,479,246	600,804	18,517,971	20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)	-	(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	1,276,201	600,804	16,321,701	18,198,706

Shares repurchased and cancelled (note 9)	(208,020)	(98,157)	-	(2,295,894)	(2,394,051)
Net income	-	-	-	1,072,447	1,072,447

May 31, 2015	2,496,610	$ 1,178,044	$ 600,804	$ 15,098,254	$ 16,877,102

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2015	2014	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 461,100	$ 936,329	$ 1,072,447	$ 1,506,306
Items not involving an outlay of cash:
Depreciation and amortization	71,211	73,145	210,894	212,694
Gain on sale of property, plant and equipment	-	-	-	(4,109)
Deferred income tax expense (recovery)	(2,163)	2,355	(4,872)	(6,011)
Interest income on litigation	(6,734)	(6,734)	(19,983)	(19,982)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	107,980	(666,858)	(2,483,168)	(1,578,367)
Decrease in inventory	2,485,712	283,331	536,845	1,275,596
(Increase) decrease in note receivable	275	(15,000)	13,575	-
(Increase) decrease in prepaid expenses	104,098	762,010	41,194	(739,215)
(Increase) decrease in prepaid income taxes	19,133	174,587	350,863	(47,022)
Increase (decrease) in accounts payable and accrued liabilities	631,547	133,976	270,805	(774,746)

Net cash provided by (used in) operating activities	3,872,159	1,677,141	(11,400)	(174,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(70,543)	(18,899)	(85,240)	(94,274)
Proceeds from sale of property, plant and equipment	-	-	-	4,800

Net cash used in investing activities	(70,543)	(18,899)	(85,240)	(89,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	-	-	875,386	-
Repayment of bank indebtedness	(875,386)	-	(875,386)	-
Redemption of common stock	(1,101,574)	(3,234,699)	(2,394,051)	(3,803,718)

Net cash used in financing activities	(1,976,960)	(3,234,699)	(2,394,051)	(3,803,718)

Net increase (decrease) in cash	$ 1,824,656	$ (1,576,457)	$ (2,490,691)	$ (4,068,048)

Cash, beginning of period	$ 12,193	$ 5,816,854	$ 4,327,540	$ 8,308,445

Cash, end of period	$ 1,836,849	$ 4,240,397	$ 1,836,849	$ 4,240,397

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2015 and August 31, 2014 and its results of operations and cash flows for the three and nine month periods ended May 31, 2015 and May 31, 2014 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and nine month periods ended May 31, 2015 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2015.

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

May 31, 2015

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2015, cash was $1,836,849 compared to $4,327,540 at August 31, 2014.  At May 31, 2015 and August 31, 2014, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 33 months and 45 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and nine month periods ended May 31, 2015 and May 31, 2014 are as follows:

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,

	2015	2014	2015	2014

Net income	$ 461,100	$ 936,329	$ 1,072,447	$ 1,506,306

Basic weighted average number of common shares outstanding	2,561,702	2,866,273	2,612,199	3,042,692

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,561,702	2,866,273	2,612,199	3,042,692

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2015, and there were no options outstanding on May 31, 2015.

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

May 31, 2015

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2015 and August 31, 2014 follows:

	May 31, 2015		August 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$1,836,849	$1,836,849	$4,327,540	$4,327,540
Accounts receivable, net of allowance	4,926,096	4,926,096	2,442,928	2,442,928
Note receivable	1,425	1,425	15,000	15,000
Accounts payable and accrued liabilities	1,585,560	1,585,560	1,314,755	1,314,755

The following table presents information about the assets and liabilities that are measured at fair value on a recurring basis as of May 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash	$1,836,849	$1,836,849	$—	$—

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

May 31, 2015

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

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2015	August 31, 2014

Wood products and metal products	$ 7,535,588	$ 8,219,574
Industrial tools	629,600	665,563
Agricultural seed products	452,096	268,992

	$ 8,617,284	$ 9,154,129

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2015	August 31, 2014

Office equipment	$ 591,124	$ 562,423
Warehouse equipment	1,504,546	1,482,278
Buildings	2,686,887	2,688,616
Land	761,924	761,924
	5,544,481	5,495,241

Accumulated depreciation	(3,468,218)	(3,347,854)

Net book value	$ 2,076,263	$ 2,147,387

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2015	August 31, 2014

Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(652,229)	(597,699)

Net book value	$ 241,426	$ 295,956

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2015 of $56,100 (August 31, 2014 – $60,972) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

(Unaudited)

7.

BANK INDEBTEDNESS

Bank indebtedness under the Company’s $3,000,000 line of credit as of May 31, 2015 was $Nil (August 31, 2014 - $Nil). During the third quarter ended May 31, 2015, the Company repaid $875,386 drawn against the line of credit during the second quarter.

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

During the 3rd quarter of fiscal 2015 ended May 31, 2015, the Company repurchased and cancelled a total of 89,051 common shares under a 10b5-1 share repurchase plan. The total cost was $1,101,574 at an average price of $12.37 per share. The premium paid to acquire these shares over their per share book value in the amount of $1,059,554 was recorded as a decrease to retained earnings.

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

May 31, 2015

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

The Company had no stock options outstanding as of May 31, 2015 and August 31, 2014.

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

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the nine month periods ended May 31, 2015 and 2014, the 401(k) compensation expense was $186,345 and $147,685, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

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

During the year ended August 31, 2014, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the nine months ended May 31, 2015, the Company recorded $19,983 of interest income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

(Unaudited)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	May 31, 2015	August 31, 2014

Litigation reserve	$ 117,387	$ 144,103
Interest income	(19,983)	(26,716)
Total	$ 97,404	$ 117,387

b)

At May 31, 2015 the Company had no borrowing under the $3,000,000 line-of-credit (August 31, 2014 - $Nil) (note 7). The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the nine month periods ended May 31:

	2015	2014

Sales to unaffiliated customers:
Industrial wood products	$3,183,802	$4,439,588
Lawn, garden, pet and other	24,164,127	25,472,054
Seed processing and sales	2,103,553	2,045,763
Industrial tools and clamps	1,303,947	1,117,095
	$30,755,429	$33,074,500

Income (loss) before income taxes:
Industrial wood products	$60,543	$(41,110)
Lawn, garden, pet and other	1,058,352	1,863,335
Seed processing and sales	50,753	48,170
Industrial tools and clamps	68,227	63,137
Corporate and administrative	560,026	595,863
	$1,797,901	$2,529,395

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2015	2014

Identifiable assets:
Industrial wood products	$1,242,471	$1,056,139
Lawn, garden, pet and other	11,342,373	11,037,069
Seed processing and sales	552,280	435,798
Industrial tools and clamps	747,022	715,657
Corporate and administrative	4,762,020	7,315,043
	$18,616,166	$20,559,706

Depreciation and amortization:
Industrial wood products	$735	$735
Lawn, garden, pet and other	43,537	36,507
Seed processing and sales	8,209	9,565
Industrial tools and clamps	2,067	3,628
Corporate and administrative	156,346	162,259
	$210,894	$212,694

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	1,300
Corporate and administrative	85,240	92,974
	$85,240	$94,274

Interest expense:
Lawn, garden, pet and other	$658	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2015 and 2014:

	2015	2014

Sales	$13,426,962	$16,443,767

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2015 and 2014:

	2015	2014

United States	$29,044,754	$30,761,104
Canada	919,603	686,530
Mexico / Latin America	744,775	1,318,436
Europe	-	183,753
Middle East	12,164	-
Africa	2,960	-
Asia/Pacific	31,173	124,677
	$30,755,429	$33,074,500

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2015 and 2014.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2015

(Unaudited)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2015, four customers accounted for accounts receivable greater than 10% of total accounts receivable at 77%. At May 31, 2014, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 66%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2015, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $15,064,820. For the nine months ended May 31, 2014, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $12,850,844.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2015 and 2014 are summarized as follows:

	2015	2014

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$379,234	$1,075,824

There were no non-cash investing or financing activities during the periods presented.

17.

SUBSEQUENT EVENTS

a)

Subsequent to the end of the third quarter, the Company re-purchased and is in the process of cancelling a total of 4,778 shares of its common stock pursuant to the Company’s 10b5-1 share re-purchase plan, previously announced on February 11, 2015.  The total cost was $54,491 at an average share price of $11.40 per share. Effective July 17, 2015, the Board of Directors terminated the current 10b5-1 share re-purchase plan.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2015 and August 31, 2014 and its results of operations and cash flows for the three and nine month periods ended May 31, 2015 and May 31, 2014 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2015 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2015.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2015 and May 31, 2014

For the three months ended May 31, 2015, sales declined by $2,046,162, or 13%, to $13,289,408 from sales of $15,335,570 for the three months ended May 31, 2014.

Sales at Greenwood were $1,063,599 for the three months ended May 31, 2015 compared to sales of $1,034,638 for the three months ended May 31, 2014, which was an increase of $28,961, or 3%. Demand for Greenwood’s products continues to be weak. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future. Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. For the three months ended May 31, 2015, Greenwood had an operating profit of $42,551, which was an improvement of $51,312 compared to an operating loss of ($8,761) for the three months ended May 31, 2014.

Sales at JCC were $11,430,273 for the three months ended May 31, 2015 compared to sales of $13,542,198 for the three months ended May 31, 2014. This represents a decline of $2,111,925, or 16%. Several new products were introduced during the quarter, which were well received by the Company’s established customer base. However, the current quarter was negatively impacted by the prolonged winter weather across much of the United States, which delayed the start of the lawn and garden product season and significantly reduced product demand from retailers. The quarter also continued to be affected by the US West Coast marine port slowdowns and shutdowns, which impacted the delivery of many of the Company’s products from the manufacturers in China and resulted in sales order delays and increased freight costs. Operating income for the current quarter was $1,062,168 compared to $1,583,787 for the quarter ended May 31, 2014. JCC also continues to be affected by an increase in overall market competitiveness and higher raw material prices, which have resulted in lower margins.

Sales at JCSC were $416,416 for the three months ended May 31, 2015 compared to sales of $366,902 for the three months ended May 31, 2014. This is an increase of $49,514, or 13%. Sales have begun to rebound since the departure of our lead salesman in 2013, but the sales environment for the segment remains challenging due to the decline in seed cleaning services from more growers cleaning in-house, and an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. For the quarter, JCSC had an operating loss of ($10,408) compared to an operating loss of ($56,050) for the prior year’s quarter.

Sales at MSI for the three months ended May 31, 2015 were $379,120, which was a decline of $12,713, or 3%, from sales of $391,833 for the three months ended May 31, 2014. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which reduced operating margins. Operating income was $21,325 for the current three month period compared to operating income of $25,149 for the three month period ended May 31, 2014.

Gross margin for the three months ended May 31, 2015 was 16.9% compared to 19.2% for the three months ended May 31, 2014. Higher raw material prices and an increase in market competitiveness have continued to pressure the Company’s margins.

Operating expenses increased by $64,404 to $1,462,461 from $1,398,057 for the three months ended May 31, 2014. Selling, General and Administrative Expenses rose to $465,864 from $402,013, which was primarily due to added labor, travel and marketing expense in effort to capture market share for new and existing products. Wages and Employee Benefits increased slightly to $925,386 from $922,899, and Depreciation and Amortization fell to $71,211 from $73,145.

Income tax expense for the three months ended May 31, 2015 was $326,116 compared to $622,942 for the three month period ended May 31, 2014. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended May 31, 2015 was $461,100, or $0.18 per basic and diluted share, compared to $936,329, or $0.33 per basic and diluted share, for the quarter ended May 31, 2014. The current quarter’s earnings per share was positively affected by the repurchase of common shares and lower weighted average number of common shares outstanding.

Nine Months Ended May 31, 2015 and May 31, 2014

For the nine months ended May 31, 2015, sales decreased by $2,319,071, or 7%, to $30,755,429 from sales of $33,074,500 in the nine month period ended May 31, 2014.

Sales at Greenwood were $3,183,802 for the nine months ended May 31, 2015 compared to sales of $4,439,588 for the nine months ended May 31, 2014. This represents a decrease of $1,255,786, or 28%. Sales declined due to the continued slowdown in demand from many of the market segments served by Greenwood, and the sale of the Company’s excess inventory related to the marine industry in an arm’s length transaction in February 2014. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. For the nine months ended May 31, 2015, Greenwood had an operating profit of $134,231 compared to an operating loss of ($41,110) for the nine months ended May 31, 2014.

Sales at JCC were $24,164,127 for the nine months ended May 31, 2015 compared to sales of $25,472,054 for the nine months ended May 31, 2014, which was a decline of $1,317,927, or 5%. Operating income at JCC was $2,179,054 compared to $2,480,573 for the nine months ended May 31, 2014, which was a decrease of $301,519, or 12%. The decline in sales for the current period were due to several factors, including the prolonged winter weather across much of the United States which significantly delayed and reduced the demand for lawn and garden products by retailers. The Company also was impacted by the slowdown and shutdowns of US West Coast Marine ports. These disruptions caused delays in the shipping and receipt of many of JCC’s products from the manufacturers in China to the Company, and resulted in sales delays from the Company to their retail customers. Although the ports and labor unions reached an agreement to end the slowdowns in February 2015, the effects of the port and marine shipping disruptions continued into the Company’s third quarter and produced higher freight costs as some of the Company’s products were rerouted to alternate and more distant ports. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the nine months ended May 31, 2015 were $2,103,553, which was an increase of $57,790, or 3%, from sales of $2,045,763 for the nine months ended May 31, 2014. Product seed sales have begun to rebound from the departure of JCSC’s lead salesman during 2013. The sales environment for the segment remains challenging due to the decline in seed cleaning services from more growers cleaning in-house, and an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating income for the nine months ended May 31, 2015 was $249,055 compared to income of $60,984 for the nine months ended May 31, 2014.

Sales at MSI were $1,303,947 for the nine months ended May 31, 2015 compared to sales of $1,117,095 for the nine months ended May 31, 2014, which was an increase of $186,852, or 17%. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which reduced operating margins. Operating income was $74,252 for the current nine month period compared to operating income of $83,336 for the nine months ended May 31, 2014.

Gross margin for the nine month period ended May 31, 2015 was 19.6% compared to 19.8% for the nine months ended May 31, 2014.

Operating expenses rose by $185,237 to $4,238,001 from operating expenses of $4,052,764 in the nine month period ended May 31, 2014. Selling, general and administrative expenses rose to $1,438,687 from $1,240,800, an increase of $197,887. The Company has recently added several new products which resulted in additional labor, travel and marketing expenses. Wages and employee benefits were largely flat at $2,588,420 compared to $2,599,270, and depreciation and amortization fell to $210,894 from $212,694.

Other items in the current nine month period ended May 31, 2015 included Interest and Other Income of $22,617, which was largely due to the interest income on litigation, and interest expense related to the Company’s draw against its line of credit of ($658). During the prior nine month period, other items included the gain on sale of property, plant and equipment of $4,109 and interest and other income of $20,008.

Income tax expense in the current nine month period was $725,455 compared to $1,023,089 for the nine months ended May 31, 2014. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2015 was $1,072,477, or $0.41 per basic and diluted share, compared to net income of $1,506,306, or $0.50 per basic and diluted share, for the nine months ended May 31, 2014. The net income in the current nine month period was positively affected by the buyback of common shares which resulted in a lower weighted average number of common shares.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2015, the Company had working capital of $14,615,513 compared to working capital of $15,816,335 as of August 31, 2014, a decrease of $1,200,822. The decrease was primarily due to the Company’s repurchase of common shares. Cash declined to $1,836,849, a decrease of $2,490,691. The decrease in the Company’s cash position was due to the repurchase of 208,020 common shares at a cost of $2,394,051. Accounts receivable rose to $4,926,096 from $2,442,928 and inventory declined to $8,617,284 from $9,154,129 which is consistent with the seasonal nature of the Company’s sales cycle. Note receivable fell to $1,425 from $15,000. Prepaid expenses, which are largely related to down payments for future inventory purchases, declined to $721,339 from $762,533. Prepaid income taxes declined to $195,484 from $546,347. Accounts payable rose to $626,523 from $240,825 and accrued liabilities declined by $114,893 to $959,037. Litigation reserve declined by $19,983 as differences in interest rates resulted in a reduction in the amount reserved.

As of May 31, 2015, accounts receivable and inventory represented 83% of current assets and 73% of total assets.  For the three months ended May 31, 2015, the accounts receivable collection period, or DSO, was 34 compared to 30 for the three months ended May 31, 2014. For the nine month period ended May 31, 2015, the DSO was 44 compared to 41 for the nine months ended May 31, 2014. Inventory turnover for the three months ended May 31, 2015 was 82 days compared to 55 days for the three months ended May 31, 2014. For the nine months ended May 31, 2015, inventory turnover was 98 compared to 81 days for the nine months ended May 31, 2014.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000 of which the entire amount was available as of May 31, 2015. During the nine month period ended May 31, 2015, the Company increased the line of credit to $3,000,000 from $1,000,000.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of May 31, 2015, the one month LIBOR rate plus 175 basis points was 1.93% (0.18% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

On February 11, 2015, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of NASDAQ under similar terms to the January 13, 2014 repurchase plan. The plan commenced on February 17, 2015 and was scheduled to remain in place until August 14, 2015 but could be limited or terminated at any time without prior notice. During the second quarter of fiscal 2015, no common shares were repurchased under the plan. During the third quarter of fiscal 2015, a total of 89,051 common shares were repurchased at a cost of $1,101,574 which is an average price of $12.37. Subsequent to the end of the third quarter, a total of 4,778 common shares were repurchased at a cost of $54,492 which is an average price of $11.40 per share. Effective July 17, 2015, the Board of Directors terminated the current 10b5-1 share re-purchase plan.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange (“TSX”) in Canada until the Company voluntarily delisted from the TSX on October 11, 2012. The average daily trading volume of our common stock on NASDAQ was 2,611 shares for the nine months ended May 31, 2015. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2015, our top ten customers represented 73% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

We have a line of credit with U.S. Bank in the amount of $3,000,000 as of May 31, 2015, of which the entire amount was available as of that date.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2015.  However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, including the Company’s Principal Executive and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Principal Executive and Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the year ended August 31, 2014, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the nine months ended May 31, 2015, the Company recorded $19,983 of interest income.

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

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

3.2

Articles of Incorporation of Jewett-Cameron Company.

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

31.1

Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Donald M. Boone

32.1

Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Donald M. Boone

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 20, 2015	/s/ “Donald M. Boone”
Donald M. Boone, President/CEO/Treasurer/Director

