Form 10-K
period 2015-08-31
JEWETT CAMERON TRADING CO LTD
filed 2015-11-06
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2015

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

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2015 = $15,256,669

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 5, 2015:  2,476,832

- 2 -

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2015

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

Total Company sales were approximately $42.2 and $42.3 million during fiscal years ended August 31, 2015 and 2014, respectively.

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

The contact person for the Company is Donald M. Boone, President, Chief Executive Officer, Treasurer, Director, and Principal Financial Officer.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2015 and November 5, 2015, there were 2,476,832 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Operations are co-located in the building utilized by JCC and MSI.

Historically, a major product category has been treated plywood that is sold to boat manufacturers and the transportation industry.  In February 2014, the Company sold its excess inventory related to the marine industry. Greenwood’s total sales for fiscal 2015 and 2014 were 11% and 13% respectively of total Company sales.

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

Customer Concentration

The top ten customers were responsible for 71% and 73% of total Company sales for the years ended August 31, 2015 and August 31, 2014 respectively.  Also, the Company’s single largest customer was responsible for 30% and 30% of total Company sales for the years ended August 31, 2015 and August 31, 2014 respectively.

Employees

As of August 31, 2015 the Company had 52 full-time employees (August 31, 2014 – 46 full-time employees).  By segment these employees were located as follows: Greenwood 2, JCC 24, JCSC 9, MSI 6, and JC USA 11.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO and CFO of the Company are employed by JC USA.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 2,247 shares on NASDAQ for the fiscal year ended August 31, 2015.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2015 our top ten customers represented 71% of our total sales, and our single largest customer was responsible for 30% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in located in North America, and are primarily in the retail home improvement industries.

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

We have a line of credit with U.S. Bank in the amount of $3 million, of which $3 million is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2015.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. In September 2015, the Oregon Supreme Court ruled on the Company’s petition and has reversed the decision of the Oregon Court of Appeals and remanded the case to back to the Court of Appeals for further proceedings. The Court also denied the defendants’ request for a new trial.

During the year ended August 31, 2015, the Company recorded $26,716 of interest income (August 31, 2014 - $26,716) due to the favorable difference in interest rates between the judgments.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/15	8,300	$ 10.00	$ 8.50	$ 9.06
Quarterly
8/31/15	73,200	$ 12.20	$ 9.46	$ 9.50
5/31/15	199,200	$ 13.73	$ 10.20	$ 12.10
2/28/15	34,200	$ 11.43	$ 10.00	$ 10.38
11/30/14	257,500	$ 10.25	$ 9.09	$ 10.50

8/31/14	231,900	$ 10.85	$ 9.18	$ 9.90
5/31/14	712,200	$ 10.90	$ 9.43	$ 9.84
2/28/14	451,100	$ 11.45	$ 9.49	$ 9.85
11/30/13	499,100	$ 13.44	$ 9.52	$ 10.18

Annually
8/31/15	564,100	$ 13.73	$ 9.09	$ 9.50
8/31/14	1,894,300	$ 13.44	$ 9.18	$ 9.90
8/31/13	3,525,600	$ 13.88	$ 5.07	$ 13.00
8/31/12	834,900	$ 11.80	$ 7.45	$ 10.12
8/31/11	1,060,600	$ 10.98	$ 6.75	$ 9.13

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

On November 5, 2015 there were 2,476,832 of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2015 and 2014, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On May 29, 2013, the Company announced the Board of Directors had authorized a new Rule 10b-18 share repurchase plan to purchase for cancellation up to 400,000 common shares This share repurchase plan commenced on June 3, 2013 and terminated on August 16, 2013.  A total of 192 common shares were repurchased under this plan. The total cost of the shares acquired was $2,304 at an average price of $12.00 per share.

On January 13, 2014, the Company announced the Board of Directors had authorized a Rule 10b5-1 share repurchase plan to purchase for cancellation up to 313,493 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ"). Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. The share repurchase plan commenced on January 20, 2014 and terminated on March 24, 2014. A total of 313,493 common shares were repurchased under this plan. The total cost of the shares acquired was $3,055,591 at an average price of $9.75 per share.

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

On February 11, 2015, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of NASDAQ under similar terms to the January 13, 2014 repurchase plan. The plan commenced on February 17, 2015 and was terminated by the Board on July 17, 2015. Under the Plan, the Company repurchased a total of 93,829 common shares at a cost of $1,156,066 which is an average price of $12.32.

The following table details the Company’s repurchase of its common shares during the fourth quarter of fiscal 2015 ended August 31, 2015.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

June	2,680	$ 11.79	91,731	208,269

July	2,098	$ 10.92	93,829	206,171

August	None	N/A	-	- (1)

Total	4,778	$ 11.40	93,829	-

(1)	The current Plan was terminated by the Board of Directors on July 17, 2015

On August 25, 2015, Donald M. Boone, CEO, President and Director, voluntarily returned 15,000 common shares to the Company’s treasury for cancellation. The Company paid no consideration for these shares.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2015 and fiscal 2014.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2015
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,983	$ 9,483	$ 13,289	$ 11,483	$ 42,238
Gross profit	1,870	1,902	2,242	2,403	8,417
Net income	328	284	461	702	1,774
Basic earnings per share	$ 0.13	$ 0.11	$ 0.18	$ 0.27	$ 0.69
Diluted earnings per share	$ 0.13	$ 0.11	$ 0.18	$ 0.27	$ 0.69

For the Year Ended August 31, 2014
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 8,006	$ 9,733	$ 15,336	$ 9,265	$ 42,340
Gross profit	1,850	1,758	2,951	1,819	8,378
Net income	333	237	936	352	1,858
Basic earnings per share	$ 0.11	$ 0.08	$ 0.32	$ 0.12	$ 0.63
Diluted earnings per share	$ 0.11	$ 0.08	$ 0.32	$ 0.12	$ 0.63

Fiscal 2015 quarterly per share earnings were calculated using weighted average number of common shares outstanding of 2,581,850  (2014 - 2,968,220).

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2015 and August 31, 2014

Sales totaled $42,238,151 compared to sales of $42,339,563 in fiscal 2014, which was a decrease of $101,412, or less than 1%. A 14% decline in sales at Greenwood was not completely offset by slight sales gains in the other three Company segments.

Gross margin was relatively unchanged at 19.9% in fiscal 2015 compared to 19.8% in fiscal 2014. Operating expenses increased by $199,856 to $5,493,454 in fiscal 2015 from $5,293,598 in fiscal 2014. The increase was due to an increase in selling, general and administrative, which rose to $1,814,899 from $1,700,030, and an increase in wages and employee benefits, which rose to $3,396,793 from $3,317,228. Depreciation rose slightly to $281,762 from $276,340. Income from operations declined to $2,923,583 in fiscal 2015 from $3,084,598 in fiscal 2014.

Including other items, income before income taxes was $2,955,576 in fiscal 2015 compared to $3,115,230 in fiscal 2014. Interest and other income rose to $31,993 from $27,086. In fiscal 2014, the Company also recorded a gain on sale of property, plant and equipment of $3,546. Current and deferred income tax expense was $1,181,605 in fiscal 2015 compared to $1,256,777 in fiscal 2014. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2015 was $1,773,971, or $0.69 per basic and diluted share, compared to $1,858,453, or $0.63 per basic and diluted share, for fiscal 2014. The income per share was positively affected by the repurchase and cancellation of common shares during the year, and the weighted number of shares outstanding was 2,581,850 in fiscal 2015 and 2,968,220 in fiscal 2014.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2015 were $4,672,782 in fiscal 2015, which was a decrease of $788,511, or 14%, from sales of $5,461,293 in fiscal 2014. Demand for Greenwood’s products continues to be weak. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future. Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. Greenwood is continuing to develop new customer relationships and establish additional uses for its products. Greenwood recorded an operating profit of $91,552 in fiscal 2015 compared to an operating loss of $35,986 in fiscal 2014.

Lawn, Garden, Pet and Other - JCC

Sales at JCC were $32,904,189 in fiscal 2015 compared to sales of $32,718,638 in fiscal 2014, which was an increase of $185,551, or less than 1%. Operating income at JCC for 2015 was $2,086,163 compared to $2,290,443 in 2014, which was a decrease of $204,280, or 9%. Sales for the segment were negatively impacted by the prolonged winter weather across much of the United States in 2015, which delayed the start of the lawn and garden season and significantly reduced product demand from retailers. The Company was also adversely affected by marine port slowdowns and shutdowns on the West Coast of the US, which delayed the delivery of many of the Company’s products from manufacturers in China and resulted in sales orders delays and increased freight costs. Several new products were introduced in the second half of the year, which were well received by the Company’s established customer base. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2015

$21.9

$11.0

$32.9

67%

33%

100%

2014

$23.7

$  9.0

$32.7

72%

28%

100%

Seed Processing and Sales - JCSC

Sales at JCSC were $2,776,556 in fiscal 2015 compared to sales of $2,489,233 in fiscal 2014, which represents an increase of $287,323, or 12%. Sales have begun to rebound since the departure of our lead salesman in 2013, but the sales environment for the segment remains challenging due to the decline in seed cleaning services from more growers cleaning in-house, and an overall reduction in grass seed acreage as higher grain prices have encouraged growers to shift acreage to higher margin food crops. Operating loss at JCSC for the year was $23,096 compared to an operating loss of $55,005 in fiscal 2014. The improvement in results was largely due to the higher level of sales for the year.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,884,624 in fiscal 2015 compared to sales of $1,670,399 in fiscal 2014, which was an increase of $214,225, or 13%. Late in fiscal 2014, management decided to narrow the Company’s product offerings, focusing on key specialty products with higher inventory turnover.  The benefits of these changes were reflected in the 2015 results, but the segment has recently become more competitive, and the Company has reduced prices on certain of its products which has reduced operating margins. Operating income declined to $116,975 in fiscal 2015 from $127,872 in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2015

As of August 31, 2015, the Company had working capital of $15,103,474 compared to working capital of $15,816,335 as of August 31, 2014, which is a decrease of $712,861. The largest changes affecting working capital include the decrease in inventory of $802,554 and decrease in prepaid income taxes of $519,777. Accounts receivable increased by $1,245,319 to $3,688,247, and note receivable declined to $1,310 from $15,000. Accounts payable increased by $744,130 to $984,955 which is related to the timing of payments due to suppliers. Litigation reserve declined to $90,671 from $117,387 due to favorable differences in interest rates between the judgments. Accrued liabilities fell slightly to $1,024,358 from $1,073,930. The ratio of current assets to current liabilities, or current ratio, was 8.2 as of August 31, 2015.

For the fiscal year ended August 31, 2015, the accounts receivable collection period or DSO was 32 days compared to 21 days for the year ended August 31, 2014. Inventory turnover for the year ended August 31, 2015 was 94 days compared to 95 days for the year ended August 31, 2014.

During the year the Company repurchased and cancelled 227,798 common shares which used cash of $2,448,542. Purchase of property, plant and equipment used cash of $293,380.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $3 million, of which $3 million is available. Previously the line of credit was $1 million, but in during fiscal 2015, the Company increased the line of credit borrowing limit to $3 million.

Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2015 the one month LIBOR rate plus 175 basis points was 1.95% (0.20% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2015 or 2014.  Typically the Company passes price increases on to the customer.

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

During the year ended August 31, 2015, the Company did not adopt any new accounting policies that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2015, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2015 and 2014

Report of Independent Registered Accounting Firm dated November 5, 2015

Consolidated Balance Sheets

Balance Sheets at August 31, 2015 and August 31, 2014

Consolidated Statements of Operations

  For the years ended August 31, 2015 and August 31, 2014

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2015 and August 31, 2014

Consolidated Statements of Cash Flows

  For the years ended August 31, 2015 and August 31, 2014

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 5, 2015

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of August 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	Chartered Professional Accountants

November 5, 2015

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2015	2014

ASSETS

Current assets
Cash	$ 4,416,297	$ 4,327,540
Accounts receivable, net of allowance of $Nil (August 31, 2014 - $Nil)	3,688,247	2,442,928
Inventory, net of allowance of $120,824 (August 31, 2014 - $111,756) (note 3)	8,351,575	9,154,129
Note receivable	1,310	15,000
Prepaid expenses	719,459	762,533
Prepaid income taxes	26,570	546,347

Total current assets	17,203,458	17,248,477

Property, plant and equipment, net (note 4)	2,231,711	2,147,387

Intangible assets, net (note 5)	223,250	295,956

Total assets	$ 19,658,419	$ 19,691,820

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2015	2014

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 984,955	$ 240,825
Litigation reserve (note 13(a))	90,671	117,387
Accrued liabilities	1,024,358	1,073,930

Total current liabilities	2,099,984	1,432,142

Deferred tax liability (note 6)	34,300	60,972

Total liabilities	2,134,284	1,493,114

Contingent liabilities and commitments (note 13)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,476,832 common shares (August 31, 2014 – 2,704,630)	1,168,712	1,276,201
Additional paid-in capital	600,804	600,804
Retained earnings	15,754,619	16,321,701

Total stockholders’ equity	17,524,135	18,198,706

Total liabilities and stockholders’ equity	$ 19,658,419	$ 19,691,820

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2015	2014

SALES	$ 42,238,151	$ 42,339,563

COST OF SALES	33,821,114	33,961,367

GROSS PROFIT	8,417,037	8,378,196

OPERATING EXPENSES
Selling, general and administrative	1,814,899	1,700,030
Depreciation and amortization	281,762	276,340
Wages and employee benefits	3,396,793	3,317,228

	5,493,454	5,293,598

Income from operations	2,923,583	3,084,598

OTHER ITEMS
Gain on sale of property, plant and equipment	-	3,546
Interest and other income	31,993	27,086
	31,993	30,632

Income before income taxes	2,955,576	3,115,230

Income taxes (note 6)
Current	1,208,277	1,246,198
Deferred	(26,672)	10,579

Net income for the year	1,773,971	1,858,453

Basic earnings per common share	$ 0.69	$ 0.63

Diluted earnings per common share	$ 0.69	$ 0.63

Weighted average number of common shares outstanding:
Basic	2,581,850	2,968,220
Diluted	2,581,850	2,968,220

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2013	3,134,936	$ 1,479,246	$ 600,804	$ 18,517,971	$ 20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)	-	(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	1,276,201	600,804	16,321,701	18,198,706

Shares repurchased and cancelled (note 9)	(227,798)	(107,489)	-	(2,341,053)	(2,448,542)
Net income	-	-	-	1,773,971	1,773,971

August 31, 2015	2,476,832	$ 1,168,712	$ 600,804	$ 15,754,619	$ 17,524,135

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 1,773,971	$ 1,858,453
Items not affecting cash:
Depreciation and amortization	281,762	276,340
Gain on sale of property, plant and equipment	-	(3,546)
Deferred income taxes	(26,672)	10,579
Interest income on litigation	(26,716)	(26,716)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	(1,245,319)	901,849
Decrease in note receivable	13,690	-
Decrease (increase) in inventory	802,554	(633,138)
Decrease (increase) in prepaid expenses	43,074	(174,924)
Decrease (increase) in prepaid income taxes	519,777	(275,924)
Increase (decrease) in accounts payable and accrued liabilities	694,558	(1,550,585)

Net cash provided by operating activities	2,830,679	382,388

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	-	4,800
Purchase of property, plant and equipment	(293,380)	(110,325)

Net cash used in investing activities	(293,380)	(105,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(2,448,542)	(4,257,768)

Net cash used in financing activities	(2,448,542)	(4,257,768)

Net increase (decrease) in cash	88,757	(3,980,905)

Cash, beginning of year	4,327,540	8,308,445

Cash, end of year	4,416,297	$ 4,327,540

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2015, cash was $4,416,297 compared to $4,327,540 at August 31, 2014.  At August 31, 2015 and 2014, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 30 months and 42 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2015 and 2014 are as follows:

	2015	2014

Net income	$ 1,773,971	$ 1,858,453

Basic weighted average number of common shares outstanding	2,581,850	2,968,220

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,581,850	2,968,220

Basic and diluted earnings per common share	$ 0.69	$ 0.63

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the years ended August 31, 2015 and 2014, and there were no options outstanding on August 31, 2015 or 2014.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2015 and 2014 follows:

	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,416,297	$4,416,297	$4,327,540	$4,327,540
Accounts receivable, net of allowance	3,688,247	3,688,247	2,442,928	2,442,928
Note receivable	1,310	1,310	15,000	15,000
Accounts payable and accrued liabilities	2,009,313	2,009,313	1,314,755	1,314,755

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,416,297	$4,416,297	$—	$—

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

Shipping and handling costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of sales in the consolidated statement of operations. All costs billed to the customer are included as sales in the consolidated statement of operations.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in the current year. Refer to Note 14,”Segment Information”.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

3.

INVENTORY

A summary of inventory as of August 31, 2015 and 2014 follows:

	2015	2014

Wood products and metal products	$ 7,376,505	$ 8,219,574
Industrial tools	525,667	665,563
Agricultural seed products	449,403	268,992

	$ 8,351,575	$ 9,154,129

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2015 and 2014 follows:

	2015	2014

Office equipment	$ 591,124	$ 562,423
Warehouse equipment	1,520,724	1,482,278
Buildings	2,878,849	2,688,616
Land	761,924	761,924
	5,752,621	5,495,241

Accumulated depreciation	(3,520,910)	(3,347,854)

Net book value	$ 2,231,711	$ 2,147,387

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2015 and 2014 follows:

	2015	2014
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(670,405)	(597,699)

Net book value	$ 223,250	$ 295,956

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2015	2014

Computed tax at the federal statutory rate	$ 1,002,996	$ 1,056,815
State taxes, net of federal benefit	144,893	154,111
Depreciation	16,473	12,253
Inventory reserve	33,216	5,952
Other	10,699	27,646

Provision for income taxes	$ 1,208,277	$ 1,256,777

Current income taxes	$ 1,208,277	$ 1,246,198
Deferred income taxes	(26,672)	10,579
	$ 1,818,605	$ 1,256,777

Deferred income tax liability as of August 31, 2015 of $34,300 (August 31, 2014 – $60,972) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2015	2014

Deferred tax assets:
Allowance for inventory	$ 66,745	$ 58,576
Allowance for bad debts	-	-
Difference between book and tax depreciation	37,014	18,511

Total deferred tax assets	103,759	77,087
Valuation allowance	-	-

Net deferred tax assets	$ 103,759	$ 77,087

Net deferred tax liability	(138,059)	(138,059)

Combined net deferred tax asset (liability)	$ (34,300)	$ (60,972)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line of credit as of August 31, 2015 or August 31, 2014.  At August 31, 2014, the line of credit borrowing limit was $1,000,000. During the second quarter of fiscal 2015, the Company increased the line of credit to $3,000,000.

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

During the 4th quarter of fiscal 2015 ended August 31, 2015, the Company repurchased and cancelled a total of 4,778 common shares under a 10b5-1 share repurchase plan. The total cost was $54,491 at an average price of $11.41 per share. The premium paid to acquire these shares over their per share book value in the amount of $52,236 was recorded as a decrease to retained earnings. In addition to the shares repurchased under the 10b5-1 repurchase plan, Donald Boone, President and CEO of the Company, voluntarily returned 15,000 common shares to treasury for cancellation. The Company paid no consideration for the shares. Capital stock was reduced by the book value of the shares in the amount of $7,077.

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

The Company had no stock options outstanding as of the years ended August 31, 2015 and August 31, 2014.

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

ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2015 and 2014, respectively.  No shares were owned by the ESOP at August 31, 2015 or 2014.

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the years ended August 31, 2015 and 2014 the 401(k) compensation expense was $242,960 and $218,431, respectively.

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

In July 2014, upon remand from the Oregon Supreme Court, the Oregon Court of Appeals has concluded that Greenwood Forest Products, Inc. as defendants are entitled to a new trial, and, as a consequence, ruled that the judgment in favor of Jewett Cameron as plaintiffs should be reversed and the judgment in favor of defendants should stand.  The judgment in favor of the Company was for $819,000 plus attorney’s fees.  The judgment against plaintiffs was for $1,187,137.  On August 7, 2014, the Company filed a petition with the Oregon Supreme Court for a review of the Oregon Court of Appeals notice. The petition requests the Oregon Supreme Court review the most recent ruling by the Oregon Court of Appeals, reverse the decision, and affirm the original judgment of the trial court. In September 2015, the Oregon Supreme Court ruled on the Company’s petition and has reversed the decision of the Oregon Court of Appeals and remanded the case to back to the Court of Appeals for further proceedings. The Court also denied the defendants’ request for a new trial.

During the year ended August 31, 2015, the Company recorded $26,716 of interest income (August 31, 2014 - $26,716) due to the favorable difference in interest rates between the judgments.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	August 31, 2015	August 31, 2014

Litigation loss	$ -	$ -
Litigation reserve	117,387	144,103
Interest expense	-	-
Interest income	(26,716)	(26,716)
Total	$ 90,671	$ 117,387

b)

At August 31, 2015 the Company had an un-utilized line-of-credit of $3,000,000 (August 31, 2014 - $1,000,000) (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. The majority of fixed and intangible assets, and certain Corporate and administrative functions which were formerly contained within the “Lawn, garden, pet and other” reporting segment are now classified as “Corporate and administrative.” The segment information for fiscal year 2014 has been restated for comparability purposes.

Following is a summary of segmented information for the years ended August 31:

	2015	2014

Sales to unaffiliated customers:
Industrial wood products	$4,672,782	$5,461,293
Lawn, garden, pet and other	32,904,189	32,718,638
Seed processing and sales	2,776,556	2,489,233
Industrial tools and clamps	1,884,624	1,670,399
	$42,238,151	$42,339,563

Income (loss) before income taxes:
Industrial wood products	$91,552	$(35,986)
Lawn, garden, pet and other	2,118,156	2,321,075
Seed processing and sales	(23,096)	(55,005)
Industrial tools and clamps	86,184	98,351
Corporate and administrative	682,780	786,795
	$2,955,576	$3,115,230

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

	2015	2014
Identifiable assets:
Industrial wood products	$1,854,307	$919,127
Lawn, garden, pet and other	8,799,762	9,861,581
Seed processing and sales	878,373	589,131
Industrial tools and clamps	856,287	768,794
Corporate and administrative	7,269,690	7,553,187
	$19,658,419	$19,691,820

Depreciation and amortization:
Industrial wood products	$981	981
Lawn, garden, pet and other	53,549	$42,721
Seed processing and sales	10,899	12,622
Industrial tools and clamps	2,667	4,390
Corporate and administrative	213,666	215,626
	$281,762	$276,340

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	1,300
Corporate and administrative	293,380	109,025
	$293,380	$110,325

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2015	2014

Sales	$18,124,573	$20,968,130

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2015	2014

United States	$39,491,806	$39,679,250
Canada	1,166,254	894,155
Mexico/Latin America	1,452,221	1,456,345
Europe	-	183,753
Asia/Pacific	112,746	114,365
Middle East	12,164	11,695
Africa	2,960	-
	$42,238,151	$42,339,563

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2015 and 2014.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2015, one customer accounted for accounts receivable great than 10% of total accounts receivable for a total of 30%. At August 31, 2014, one customer accounted for accounts receivable greater than 10% of total accounts receivable for a total of 40%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2015, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $18,852,104. For the fiscal year ended August 31, 2014, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $16,252,473.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2015 and 2014 are summarized as follows:

	2015	2014

Cash paid during the year for:
Interest	$-	$-
Income taxes	$688,270	$1,521,824

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2015 and 2014 and for the years then ended is included on Page 18 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2015 and 2014 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2015 and 2014, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

Vancouver, Canada	Chartered Professional Accountants

November 5, 2015

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2015

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2015

Allowance deducted from related Balance sheet account:
Inventory	$ 111,756	$ 9,068	$ -	$ -	$ 120,824

August 31, 2014

Allowance deducted from related Balance sheet account:
Inventory	$ 134,259	$ -	$ -	$ (22,503)	$ 111,756

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

         --- No Disclosure Necessary ---

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation our Chief Executive Officer and principal financial officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner, and (2) accumulated and communicated to our management including our Chief Executive Officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2015.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 5, 2015 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	75	July 1987
Ralph E. Lodewick (1) (2)	80	February 2008
Frank G. Magdlen (1) (2)	68	January 2013
Adrian Russell-Falla (1) (2)	53	May 2015

(1)	Member of Audit Committee.
(2)	Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of November 5, 2015, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	75	July 1987
Michael C. Nasser	Corporate Secretary	69	July 1987

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

Frank G. Magdlen is chairman of the audit committee. He has over 40 years of business experience during which he held various financial services positions specializing in investment banking, research on small capitalization companies and portfolio management.  Mr. Magdlen has an MBA from University of Southern California, and an undergraduate degree from University of Portland.  Mr. Magdlen is a Chartered Financial Analyst.

Adrian Russell-Falla to the Company’s Board of Directors. Mr. Russell-Falla is a technology entrepreneur and innovator. He has extensive marketing and fund-raising experience, and his specialties include business and brand development in both the for-profit and non-profit sectors, including venture capital markets.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Frank G. Magdlen is the “audit committee financial expert”, as defined in Item 401(h) of Regulation S-K.  Mr. Magdlen is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200 9a) (15).

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

The current members of the audit committee are Frank Magdlen (Chairman), Ralph Lodewick, and Adrian Russell-Falla.  All current members of the audit committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership.

The audit committee met two times in fiscal 2013, two times in fiscal 2014, and two times in fiscal 2015.

Compliance with Section 16(a) of the Exchange Act.

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms, and management has determined that the Form 3 filed by Adrian Russell-Falla was not filed on a timely basis.

Other than the Form 3 filing named above, there were no other reports that failed to be filed on a timely basis as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2015, 2014 and 2013 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.
Donald Boone, President, Chief Executive Officer, Treasurer, Principal Financial Officer (1)
	2015	$ 29,017	$ -	$ -	$ -	$ -	$ -	$ 5,040
	2014	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 4,320
	2013	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 5,159

Michael Nasser, Corporate Secretary
	2015	$177,000	$24,290	$ -	$ -	$ -	$ -	$ 8.400
	2014	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 7,200
	2013	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 8,598

Murray Smith, Chief Financial Officer (2)
	2015	$ 68,596	$ -	$ -	$ -	$ -	$ -	$ 8,400
	2014	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 7,200
	2013	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 8,598

(1)	Effective April 1, 2015, Donald Boone voluntarily reduced his salary from $36,000 annually to $9.25 hourly.
(2)	Murray Smith resigned as Chief Financial Officer effective June 15, 2015.

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

Other than participation in the Company’s stock option plan, ESOP, and 401(k), no funds were set aside or accrued during fiscal 2015 to provide pension, retirement or similar benefits for directors or executive officers.

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

No options were granted during fiscal 2014 or fiscal 2015, and as of August 31, 2015 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation.  For the years ended August 31, 2015 and 2014 the 401(k) compensation expense was $242,960 and $218,431, respectively.  The contributions for Donald Boone were $ 5,040 and $4,320 for the fiscal years ended August 31, 2015 and 2014 respectively.  The contributions for Michael Nasser were $8,400 and $7,200 for the fiscal years ended August 31, 2015 and 2014 respectively.  The contributions for Murray Smith were $8,400 and $7,200 for the fiscal years ended August 31, 2015 and 2014 respectively.  There are no un-funded liabilities.

Employee Stock Ownership Plan (ESOP)

The Company formerly sponsored an ESOP that covered all U.S. employees who were employed by the Company on August 31st of each year and who had at least one thousand hours with the company in the twelve months preceding that date. The ESOP granted to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan.  Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula.  The Company recorded compensation expense based on the market price of the shares acquired on the open market or on the price of shares purchased from the Company.  ESOP compensation expense was $Nil and $Nil for the fiscal years ended August 31, 2015 and 2014 respectively.  The ESOP shares allocated as of August 31, 2015 and 2014 were Nil and Nil respectively. There are no un-funded liabilities.

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

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2015 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2015 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2015 the following cash payments were paid to directors to compensate them for board meetings attended:  Ted Sharp $4,600 (fiscal 2014 - $4,600), Frank Magdlen $3,400 (fiscal 2014 - $3,000), Ralph Lodewick $3,400 (fiscal 2014 - $4,200), and Adrian Russell-Falla $Nil. Ted Sharp died on March 20, 2015, and Adrian Russell-Falla was named to the Board effective May 11, 2015.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2015 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2015 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2015 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

The board of director’s basis for Donald Boone’s compensation was set many years ago, and this compensation remained unchanged at his request.  This amount of compensation is substantially less than what would ordinarily be considered as normal compensation for being Chief Executive Officer of the Company. During fiscal 2015, Mr. Boone requested that his compensation be reduced from $36,000 annually to $9.25 per hour, the current minimum wage in the State of Oregon. The reduction was approved by the Board of Directors and became effective April 1, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation.  It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 5, 2015.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone	787,254	31.8%
Common	Michael C. Nasser	270,209	10.9%
Common	Ralph Lodewick	Nil	-
Common	Frank Magdlen	Nil	-
Common	Adrian Russell-Falla	Nil	-

Total directors, executive officers, and 5% shareholders		1,057,463	42.7%

(1)	Based on 2,476,832 shares outstanding as of November 5, 2015.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2015	2014

Audit fees	$ 90,000	$ 90,000
Tax fees	3,500	3.500
All other fees (1)	24,750	24,750

Total	$ 118,250	$ 118,250

(1) FY2015:	$8,250 to review the Q1 Form 10Q $8,250 to review the Q2 Form 10Q $8,250 to review the Q3 Form 10Q

FY2014:	$8,250 to review the Q1 Form 10Q $8,250 to review the Q2 Form 10Q $8,250 to review the Q3 Form 10Q

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

(B) Exhibits:

 2.

Plan of acquisition, reorganization, arrangement, liquidation or succession:

No Disclosure Necessary

 3.

Articles of Incorporation/By-Laws:

Incorporated by reference to Form 10 Registration Statement, as amended.

3.1

Notice of Articles dated May 1, 2013

(filed as an exhibit to the Fiscal 2013 Form 10-K Annual Report filed on October 30, 2013)

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 5, 2015	By: /s/ “Donald M. Boone” Donald M. Boone, President/CEO/Treasurer/Director/Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 5, 2015	By: /s/ “Donald M. Boone” Donald M. Boone, President/CEO/Treasurer/Director/Principal Accounting Officer

Dated: November 5, 2015	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary

Dated: November 5, 2015	By: /s/ “Ralph E. Lodewick” Ralph E. Lodewick, Director

Dated: November 5, 2015	By: /s/ “Frank Magdlen” Frank Magdlen, Director

Dated: November 5, 2015	By: /s/ “Adrian Russell-Falla” Adrian Russell-Falla, Director

