Form 10-Q
period 2015-11-30
JEWETT CAMERON TRADING CO LTD
filed 2016-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,476,832 common shares as of January 14, 2016.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2015

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2015	August 31, 2015

ASSETS

Current assets
Cash	$ 4,360,625	$ 4,416,297
Accounts receivable, net of allowance of $Nil (August 31, 2015 - $Nil)	4,319,826	3,688,247
Inventory, net of allowance of $72,730 (August 31, 2015 - $120,824) (note 3)	8,162,241	8,351,575
Note receivable	360	1,310
Prepaid expenses	1,052,468	719,459
Prepaid income taxes	-	26,570

Total current assets	17,895,520	17,203,458

Property, plant and equipment, net (note 4)	2,184,901	2,231,711

Intangible assets, net (note 5)	205,073	223,250

Total assets	$ 20,285,494	$ 19,658,419

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

- 4 -

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2015	August 31, 2015

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 955,516	$ 984,955
Litigation reserve (note 12(a))	84,010	90,671
Accrued liabilities	1,142,483	1,024,358

Total current liabilities	2,182,009	2,099,984

Deferred tax liability (note 6)	47,105	34,300

Total liabilities	2,229,114	2,134,284

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,476,832 common shares (August 31, 2015 – 2,476,832)	1,168,712	1,168,712
Additional paid-in capital	600,804	600,804
Retained earnings	16,286,864	15,754,619

Total stockholders’ equity	18,056,380	17,524,135

Total liabilities and stockholders’ equity	$ 20,285,494	$ 19,658,419

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2015	2014

SALES	$ 11,941,508	$ 7,982,617

COST OF SALES	9,561,653	6,112,594

GROSS PROFIT	2,379,855	1,870,023

OPERATING EXPENSES
Selling, general and administrative expenses	542,793	461,448
Depreciation and amortization	75,513	69,083
Wages and employee benefits	876,345	809,593

	1,494,651	1,340,124

Income from operations	885,204	529,899

OTHER ITEMS
Interest and other income	8,734	6,895
	8,734	6,895

Income before income taxes	893,938	536,794

Income tax expense	(361,693)	(209,007)

Net income	$ 532,245	$ 327,787

Basic earnings per common share	$ 0.21	$ 0.12

Diluted earnings per common share	$ 0.21	$ 0.12

Weighted average number of common shares outstanding:
Basic	2,476,832	2,688,942
Diluted	2,476,832	2,688,942

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2013	3,134,936	$ 1,479,246	$ 600,804	$ 18,517,971	$ 20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)	-	(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	1,276,201	600,804	16,321,701	18,198,706

Shares repurchased and cancelled (note 9)	(227,798)	(107,489)	-	(2,341,053)	(2,448,542)
Net income	-	-	-	1,773,971	1,773,971

August 31, 2015	2,476,832	1,168,712	600,804	15,754,619	17,524,135

Net income	-	-	-	532,245	532,245

November 30, 2015	2,476,832	$ 1,168,712	$ 600,804	$ 16,286,864	$ 18,056,380

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 532,245	$ 327,787
Items not involving an outlay of cash:
Depreciation and amortization	75,513	69,083
Deferred income taxes	12,805	3,717
Interest income on litigation	(6,661)	(6,661)

Changes in non-cash working capital items:
Increase in accounts receivable	(631,579)	(277,686)
(Increase) decrease in inventory	189,334	(1,590,622)
Decrease in note receivable	950	15,000
Decrease in prepaid income taxes	26,570	205,171
(Increase) decrease in prepaid expenses	(333,009)	192,557
Increase in accounts payable and accrued liabilities	88,686	12,848

Net cash used by operating activities	(45,146)	(1,048,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,526)	(1,280)

Net cash used in investing activities	(10,526)	(1,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(1,292,477)

Net cash used in financing activities	-	(1,292,477)

Net decrease in cash	(55,672)	(2,342,563)

Cash, beginning of period	4,416,297	4,327,540

Cash, end of period	$ 4,360,625	$ 1,984,977

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2015 and August 31, 2015 and its results of operations and cash flows for the three month periods ended November 30, 2015 and November 30, 2014 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2015 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2016.

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

November 30, 2015

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2015, cash was $4,360,625 compared to $4,416,297 at August 31, 2015.  At November 30, 2015 and August 31, 2015, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 27 months and 39 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

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

The earnings per share data for the three months ended November 30, 2015 and November 30, 2014 are as follows:

	2015	2014

Net income	$ 532,245	$ 327,787

Basic weighted average number of common shares outstanding	2,476,832	2,688,942

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,476,832	2,688,942

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

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

No options were granted during the quarter ended November 30, 2015, and there were no options outstanding on November 30, 2015.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2015 and August 31, 2015 follows:

	November 30, 2015		August 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,360,625	$4,360,625	$4,416,297	$4,416,297
Accounts receivable, net of allowance	4,319,826	4,319,826	3,688,247	3,688,247
Note receivable	360	360	1,310	1,310
Accounts payable and accrued liabilities	2,097,999	2,097,999	2,009,313	2,009,313

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,360,625	$4,360,625	$—	$—

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

November 30, 2015

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2015	August 31, 2015

Wood products and metal products	$ 7,177,560	$ 7,376,505
Industrial tools	523,097	525,667
Agricultural seed products	461,584	449,403

	$ 8,162,241	$ 8,351,575

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2015	August 31, 2015

Office equipment	$ 593,305	$ 591,124
Warehouse equipment	1,520,724	1,520,724
Buildings	2,878,849	2,878,849
Land	761,924	761,924
	5,754,802	5,752,621

Accumulated depreciation	(3,569,901)	(3,520,910)

Net book value	$ 2,184,901	$ 2,231,711

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2015	August 31, 2015
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(688,582)	(670,405)

Net book value	$ 205,073	$ 223,250

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2015 of $47,105 (August 31, 2015 – $34,300) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of November 30, 2015 or August 31, 2015.

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

November 30, 2015

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

The Company had no stock options outstanding as of November 30, 2015 and August 31, 2015.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the quarters ended November 30, 2015 and 2014 the 401(k) compensation expense was $39,843 and $33,778, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

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

During the year ended August 31, 2015, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the period ended November 30, 2015, the Company recorded $6,661 of interest income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

(Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	November 30, 2015	August 31, 2015

Litigation loss	$ -	$ -
Litigation reserve	90,671	117,387
Interest expense		-
Interest income	(6,661)	(26,716)
Total	$ 84,010	$ 90,671

b)

At November 30, 2015 and August 31, 2015 the Company had an un-utilized line-of-credit of $3,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the three month periods ended November 30:

	2015	2014

Sales to unaffiliated customers:
Industrial wood products	$ 1,553,523	$ 992,682
Lawn, garden, pet and other	8,868,811	5,888,909
Seed processing and sales	1,221,409	704,894
Industrial tools and clamps	297,765	396,132
	$ 11,941,508	$ 7,982,617

Income (loss) before income taxes:
Industrial wood products	$ 37,249	$ 18,067
Lawn, garden, pet and other	665,399	164,755
Seed processing and sales	47,195	89,245
Industrial tools and clamps	(29,015)	38,618
Corporate and administrative	173,110	226,109
	$ 893,938	$ 536,794

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2015	2014

Identifiable assets:
Industrial wood products	$ 1,534,523	$ 1,240,106
Lawn, garden, pet and other	9,975,028	11,591,435
Seed processing and sales	853,665	375,076
Industrial tools and clamps	627,344	686,540
Corporate and administrative	7,294,934	4,843,877
	$ 20,285,494	$ 18,737,034

Depreciation and amortization:
Industrial wood products	$ 245	$ 245
Lawn, garden, pet and other	15,440	12,957
Seed processing and sales	2,666	2,736
Industrial tools and clamps	600	700
Corporate and administrative	56,562	52,445
	$ 75,513	$ 69,083

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	10,526	1,280
	$ 10,526	$ 1,280

Interest expense:	$ 24	$ -

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30:

	2015	2014

Sales	$ 5,509,701	$ 3,651,188

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarter ended November 30:

	2015	2014

United States	$ 10,830,787	$ 7,608,352
Canada	164,289	308,453
Mexico/Latin America	916,822	65,812
Asia/Pacific	29,610	-

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2015 and 2014.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2015/

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2015, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 61%. At November 30, 2014, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 55%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2015, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $5,558,778. For the three months ended November 30, 2014, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $5,465,620.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30 are summarized as follows:

	2015	2014

Cash paid during the periods for:
Interest	$24	$-
Income taxes	$-	$-

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2015 and August 31, 2015 and its results of operations and cash flows for the three month periods ended November 30, 2015 and November 30, 2014 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2015 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2016.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2015 and November 30, 2014

For the three months ended November 30, 2015, sales increased $3,958,891 to $11,941,508 from $7,982,617 for the three months ended November 30, 2014.

Sales at Greenwood were $1,553,523 for the three months ended November 30, 2015 compared to sales of $992,682 for the three months ended November 30, 2014, which was an increase of $560,841, or 56%.  Greenwood benefited from the Company’s sustained efforts to obtain new customers and new uses for its products, including its customers internationally. However, overall demand for Greenwood’s products continues to lag historical levels. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. For the quarter, Greenwood had operating income of $37,249 compared to income of $18,068 in the three months ended November 30, 2014.

Sales at JCC were $8,868,811 for the three months ended November 30, 2015 compared to sales of $5,888,909 for the three months ended November 30, 2014, which was an increase of $2,979,902, or 51%. The increase in sales was primarily due to the Company’s efforts to obtain new business, including expanding its customer base through the addition of small and mid-sized customers, and the sales of new products introduced during the second half of the last fiscal year. Operating income for JCC was $665,399 for the three months ended November 30, 2015, which was an increase of $490,644 from the operating income of $164,755 for the three months ended November 30, 2014. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,221,409 for the three months ended November 30, 2015 compared to sales of $704,894 for the three months ended November 30, 2014. This represents an increase of $516,515, or 73%. Demand for grass seed has risen in conjunction with the improvement in residential home sales. Operating income for JCSC for the quarter was $47,195 compared to operating income of $89,245 for the quarter ended November 30, 2014. The ongoing drought in the Western US significantly reduced harvested yields in the calendar 2015 growing season, and the Company continues to see a decline in seed cleaning services from more growers cleaning in-house.

Sales at MSI were $297,765 for the quarter ended November 30, 2015 compared to sales of $396,132 for the quarter ended November 30, 2014, which was a decrease of $98,367, or 25%. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which resulted in lower operating margins. The operating loss for MSI for the three months ended November 30, 2015 was ($29,015) compared to operating income of $38,618 for the three months ended November 30, 2014.

Gross margin for the three month period ended November 30, 2015 was 19.9% compared to 23.4% for the three months ended November 30, 2014.

The Company's income tax expense in the current period was $361,693 compared to $209,007 for the three months ended November 30, 2014. Net income for the three months ended November 30, 2015 was $532,245, or $0.21 per basic and diluted share, compared to net income of $327,787, or $0.12 per basic and diluted share, for the three months ended November 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2015, the Company had working capital of $15,713,511 compared to working capital of $15,103,474 as of August 31, 2015, an increase of $610,037. Cash totaled $4,360,625, a decrease of $55,672. Accounts receivable rose to $4,319,826 from $3,688,247 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $189,334 and prepaid expenses, which are largely related to down payments for future inventory purchases, increased by $333,009. Note receivable declined by $950 as most of the remaining balance of the note was repaid during the quarter.

Accounts payable decreased by $29,439 and accrued liabilities increased by $118,125. Litigation reserve declined by $6,661 as differences in interest rates resulted in a reduction in the amount reserved.

As of November 30, 2015, accounts receivable and inventory represented 70% of current assets and 62% of total assets. For the three months ended November 30, 2015, the accounts receivable collection period, or DSO, was 33 days compared to 31 days for the three months ended November 30, 2014. Inventory turnover to the three months ended November 30, 2015 was 79 days compared to 148 days for the three months ended November 30, 2014.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of November 30, 2015, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2015 the one month LIBOR rate plus 175 basis points was 1.96% (0.21% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the fiscal years ended August 31, 2015 and 2014, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On January 13, 2014, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 313,493 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ"). Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. The share repurchase plan commenced on January 20, 2014 and terminated on March 24, 2014. A total of 313,493 common shares were repurchased under this plan. The total cost of the shares acquired was $3,055,591 at an average price of $9.75 per share.

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

In addition to the Rule 10b-18 share repurchases, Donald M. Boone, CEO, President and Director, voluntarily returned 15,000 common shares to the Company’s treasury for cancellation in August 2015. The Company paid no consideration for these shares.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 1,306 shares for the three months ended November 30, 2015. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2015, our top ten customers represented 81% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

We have a line of credit with U.S. Bank in the amount of $3,000,000, of which $3,000,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2015. However, the Company is exposed to interest rate risk.

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

During the year ended August 31, 2015, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the period ended November 30, 2015, the Company recorded $6,661 of interest income.

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

January 14, 2016

“Donald M. Boone”

Donald M. Boone,

President/CEO/Treasurer/Director/CFO

