Form 10-Q
period 2016-02-29
JEWETT CAMERON TRADING CO LTD
filed 2016-04-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,476,832 common shares as of April 13, 2016.

- 1 -

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 29, 2016

- 3 -

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 29, 2016	August 31, 2015

ASSETS

Current assets
Cash	$ 5,627,987	$ 4,416,297
Accounts receivable, net of allowance of $Nil (August 31, 2015 - $Nil)	3,784,595	3,688,247
Inventory, net of allowance of $147,730 (August 31, 2015 - $120,824) (note 3)	7,511,016	8,351,575
Note receivable	-	1,310
Prepaid expenses	508,848	719,459
Prepaid income taxes	159,031	26,570

Total current assets	17,591,477	17,203,458

Property, plant and equipment, net (note 4)	2,171,983	2,231,711

Intangible assets, net (note 5)	186,897	223,250

Total assets	$ 19,950,357	$ 19,658,419

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 29, 2016	August 31, 2015

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 753,336	$ 984,955
Litigation reserve (note 12(a))	-	90,671
Accrued liabilities	970,877	1,024,358

Total current liabilities	1,724,213	2,099,984

Deferred tax liability (note 6)	37,804	34,300

Total liabilities	1,762,017	2,134,284

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,476,832 common shares (August 31, 2015 – 2,476,832)	1,168,712	1,168,712
Additional paid-in capital	600,804	600,804
Retained earnings	16,418,824	15,754,619

Total stockholders’ equity	18,188,340	17,524,135

Total liabilities and stockholders’ equity	$ 19,950,357	$ 19,658,419

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the end of February		Six Month Periods to the end of February
	2016	2015	2016	2015

SALES	$ 11,188,133	$ 9,483,404	$ 23,129,641	$ 17,466,021

COST OF SALES	9,152,554	7,581,284	18,714,207	13,693,878

GROSS PROFIT	2,035,579	1,902,120	4,415,434	3,772,143

OPERATING EXPENSES
Selling, general and administrative expenses	531,423	511,375	1,074,216	972,823
Depreciation and amortization	68,470	70,600	143,983	139,683
Wages and employee benefits	1,095,069	853,441	1,971,414	1,663,034
	1,694,962	1,435,416	3,189,613	2,775,540

Income from operations	340,617	466,704	1,225,821	996,603

OTHER ITEMS
Gain on sale of property, plant and equipment	5,600	-	5,600	-
Interest and other income	1,800	7,188	10,534	14,083
Litigation expense (Note 12(a))	(115,990)	-	(115,990)	-
	(108,590)	7,188	(99,856)	14,083

Income before income taxes	232,027	473,892	1,125,965	1,010,686

Income tax expense	(100,067)	(190,332)	(461,760)	(399,339)

Net income	$ 131,960	$ 283,560	$ 664,205	$ 611,347

Basic earnings per common share	$ 0.05	$ 0.11	$ 0.27	$ 0.23

Diluted earnings per common share	$ 0.05	$ 0.11	$ 0.27	$ 0.23

Weighted average number of common shares outstanding:
Basic	2,476,832	2,585,661	2,476,832	2,637,587
Diluted	2,476,832	2,585,661	2,476,832	2,637,587

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2013	3,134,936	$ 1,479,246	$ 600,804	$ 18,517,971	$ 20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)	-	(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	1,276,201	600,804	16,321,701	18,198,706

Shares repurchased and cancelled (note 9)	(227,798)	(107,489)	-	(2,341,053)	(2,448,542)
Net income	-	-	-	1,773,971	1,773,971

August 31, 2015	2,476,832	1,168,712	600,804	15,754,619	17,524,135

Net income	-	-	-	664,205	664,205

February 29, 2016	2,476,832	$ 1,168,712	$ 600,804	$ 16,418,824	$ 18,188,340

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period to the end of February		Six Month Period to the end of February
	2016	2015	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 131,960	$ 283,560	$ 664,205	$ 611,347
Items not involving an outlay of cash:
Depreciation and amortization	68,470	70,600	143,983	139,683
Gain on sale of property, plant and equipment	(5,600)	-	(5,600)	-
Deferred income taxes	(9,301)	(6,426)	3,504	(2,709)
Interest income on litigation	-	(6,588)	(6,661)	(13,249)
Decrease in litigation reserve	(84,010)	-	(84,010)	-

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	535,231	(2,313,462)	(96,348)	(2,591,148)
Decrease (increase) in inventory	651,225	(358,245)	840,559	(1,948,867)
(Increase) decrease in note receivable	360	(1,700)	1,310	13,300
Decrease (increase) in prepaid expenses	543,620	(255,461)	210,611	(62,904)
(Increase) decrease in prepaid income taxes	(159,031)	126,559	(132,461)	331,730
(Decrease) in accounts payable and accrued liabilities	(373,786)	(373,590)	(285,100)	(360,742)

Net cash provided by (used in) operating activities	1,299,138	(2,834,753)	1,253,992	(3,883,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(37,376)	(13,417)	(47,902)	(14,697)
Proceeds from sale of property, plant and equipment	5,600	-	5,600	-

Net cash used in investing activities	(31,776)	(13,417)	(42,302)	(14,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	-	875,386	-	875,386
Redemption of common stock	-	-	-	(1,292,477)

Net cash provided by (used in) financing activities	-	875,386	-	(417,091)

Net increase (decrease) in cash	1,267,362	(1,972,784)	1,211,690	(4,315,347)

Cash, beginning of period	4,360,625	1,984,977	4,416,297	4,327,540

Cash, end of period	$ 5,627,987	$ 12,193	$ 5,627,987	$ 12,193

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2016 and August 31, 2015 and its results of operations and cash flows for the three and six month periods ended February 29, 2016 and February 28, 2015 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and six month periods ended February 29, 2016 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2016.

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

February 29, 2016

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At February 29, 2016, cash was $5,627,987 compared to $4,416,297 at August 31, 2015.  At February 29, 2016 and August 31, 2015, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 24 months and 36 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and six month periods ended February 29, 2016 and February 28, 2015 are as follows:

	Three Month Periods to the end of February,		Six Month Periods to the end of February

	2016	2015	2016	2015

Net income	$ 131,960	$ 283,560	$ 664,205	$ 611,347

Basic weighted average number of common shares outstanding	2,476,832	2,585,661	2,476,832	2,637,587

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,476,832	2,585,661	2,476,832	2,637,587

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 29, 2016, and there were no options outstanding on February 29, 2016.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of February 29, 2016 and August 31, 2015 follows:

	February 29, 2016		August 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$5,627,987	$5,627,987	$4,416,297	$4,416,297
Accounts receivable, net of allowance	3,784,595	3,784,595	3,688,247	3,688,247
Note receivable	-	-	1,310	1,310
Accounts payable and accrued liabilities	1,724,213	1,724,213	2,009,313	2,009,313

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 29, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 29, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$5,627,987	$5,627,987	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

3.

INVENTORY

A summary of inventory is as follows:

	February 29, 2016	August 31, 2015

Wood products and metal products	$ 6,777,109	$ 7,376,505
Industrial tools	443,061	525,667
Agricultural seed products	290,846	449,403

	$ 7,511,016	$ 8,351,575

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 29, 2016	August 31, 2015

Office equipment	593,305	$ 591,124
Warehouse equipment	1,460,394	1,520,724
Buildings	2,878,849	2,878,849
Land	761,924	761,924
	5,694,472	5,752,621

Accumulated depreciation	(3,522,489)	(3,520,910)

Net book value	$ 2,171,983	$ 2,231,711

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT (cont’d…)

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 29, 2016	August 31, 2015
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(706,758)	(670,405)

Net book value	$ 186,897	$ 223,250

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of February 29, 2016 of $37,804 (August 31, 2015 – $34,300) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of February 29, 2016 or August 31, 2015.

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

February 29, 2016

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

The Company had no stock options outstanding as of February 29, 2016 and August 31, 2015.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. During the quarter ended February 29, 2016, the Company made an additional 10% contribution for all eligible employees as a one-time compensation bonus. For the six month periods ended February 29, 2016 and February 28, 2015, the 401(k) compensation expense was $279,975 and $111,365, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

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

During the year ended August 31, 2015, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the six months ended February 29, 2016, the Company recorded $6,661 of interest income.

During the period ended February 29, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). The litigation expense of $115,990 represents the difference between the Settlement Payment, and the litigation reserve balance on the date of settlement of $84,010 which is net of interest income recognized for the period.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

(Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

A summary of the litigation reserve is as follows:

	February 29, 2016	August 31, 2015

Litigation expense (1)	$ (84,010)	$ -
Litigation reserve	84,010	117,387
Interest expense	-	-
Interest income	-	(26,716)
Total	$ -	$ 90,671

(1)

The litigation reserve was reversed in full upon the settlement reached during the six month period ended February 29, 2016.

b)

At February 29, 2016 and August 31, 2015 the Company had an un-utilized line-of-credit of $3,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the six month periods ended February 29, 2016 and February 28, 2015:

	2016	2015

Sales to unaffiliated customers:
Industrial wood products	$ 2,858,363	$ 2,120,203
Lawn, garden, pet and other	17,376,563	12,733,854
Seed processing and sales	2,348,469	1,687,137
Industrial tools and clamps	546,246	924,827
	$ 23,129,641	$ 17,466,021

Income (loss) before income taxes:
Industrial wood products	$ 44,412	$ 43,322
Lawn, garden, pet and other	1,048,667	419,690
Seed processing and sales	(51,425)	129,211
Industrial tools and clamps	(81,262)	47,540
Corporate and administrative *	165,574	370,923
	$ 1,125,966	$ 1,010,686

*

Litigation expense incurred during the period ended February 29, 2016 of $118,990 is included in this balance (Note 12(a)).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2016	2015

Identifiable assets:
Industrial wood products	$ 1,457,118	$ 1,641,934
Lawn, garden, pet and other	8,814,395	13,490,158
Seed processing and sales	664,569	747,635
Industrial tools and clamps	504,438	845,180
Corporate and administrative	8,509,837	2,784,469
	$ 19,950,357	$ 19,509,376

Depreciation and amortization:
Industrial wood products	$ 490	$ 490
Lawn, garden, pet and other	23,828	27,675
Seed processing and sales	5,332	5,473
Industrial tools and clamps	1,199	1,401
Corporate and administrative	113,134	104,644
	$ 143,983	$ 139,683

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	47,902	14,697
	$ 47,902	$ 14,697

Interest expense:	$ -	$ -

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 29, 2016 and February 28, 2015:

	2016	2015

Sales	$ 10,958,881	$ 7,734,187

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 29, 2016 and February 28, 2015:

	2016	2015

United States	$ 20,857,137	$ 16,438,761
Canada	611,644	533,745
Mexico/Latin America	1,601,811	462,805
Europe	-	-
Asia/Pacific	59,049	30,710

All of the Company’s significant identifiable assets were located in the United States as of February 29, 2016 and February 28, 2015.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2016

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 29, 2016, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 59%. At February 28, 2015, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 38%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 29, 2016, there were three suppliers that each accounted for 10% of total purchases, and the aggregate purchases amounted to $9,607,690. For the six months ended February 28, 2015, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $9,460,114.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 29, 2016 and February 28, 2015 are summarized as follows:

	2016	2015

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$590,657	$70,198

There were no non-cash investing or financing activities during the periods presented.

16.

SUBSEQUENT EVENTS

On March 7, 2016, the Company announced the Board of Directors approved a new share purchase plan in accordance with Rule 10b-18. The Company can purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. The plan commenced on March 10, 2016 and remains in place until August 25, 2016, but may be limited or terminated at any time without prior notice. As of the date of this Form 10-Q, the Company has repurchased a total of 5,042 common shares under the plan. The total cost was $56,596 at an average price of $11.22 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2016 and August 31, 2015 and its results of operations and cash flows for the three and six month periods ended February 29, 2016 and February 28, 2015 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 29, 2016 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2016.

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

RESULTS OF OPERATIONS

Three Months Ended February 29, 2016 and February 28, 2015

For the three months ended February 29, 2016, sales increased $1,704,729 to $11,188,133 from $9,483,404. This represents an increase of 18%.

Sales at Greenwood were $1,304,839 for the three months ended February 29, 2016 compared to sales of $1,127,521 for the three months ended February 28, 2015, which was a an increase of $177,318, or 16%. Greenwood benefited from the Company’s sustained efforts to obtain new customers and new uses for its products, including its customers internationally. However, overall demand for Greenwood’s products continues to lag historical levels. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company does not anticipate a significant marine industry recovery in the near future.  Nevertheless, the Company will maintain a readiness to participate in the marine segment when, and if, the market rebounds. For the three months ended February 29, 2016, Greenwood had operating income of $7,163 compared to operating income of $25,255 for the three months ended February 28, 2015.

Sales at JCC were $8,507,752 for the three months ended February 29, 2016 compared to sales of $6,844,945 for the three months ended February 28, 2015. This represents an increase of $1,662,807, or 24%. The increase in sales was primarily due to the Company’s efforts to obtain new business, including expanding its customer base through the addition of small and mid-sized customers, and the sales of new products introduced during the second half of the last fiscal year. The Company also received and shipped seasonal orders from certain existing customers earlier than in previous years. The prior year’s results were also negatively affected by prolonged winter weather across the United States and slowdowns and shutdowns at West Coast US ports which impacted the delivery of products to the Company from manufacturers in China. Operating income for the current quarter was $568,289 compared to $499,026 for the quarter ended February 28, 2015. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,127,060 for the three months ended February 29, 2016 compared to sales of $982,243 for the three months ended February 28, 2015, which was an increase of $144,817, or 15%.  Demand for grass seed has risen in conjunction with the improvement in residential home sales. Operating loss at JCSC for the quarter was ($87,359) compared to income of $46,290 for the quarter ended February 28, 2015. The persistent drought in the Western US significantly reduced harvested yields in the calendar 2015 growing season, and the Company continues to see a decline in seed cleaning services from more growers cleaning in-house.

Sales at MSI were $248,482 for the three months ended February 29, 2016 compared to sales of $528,695 for the three months ended February 28, 2015, which was a decrease of $280,213, or 53%. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which resulted in lower operating margins. Operating loss for the quarter was ($46,036) compared to operating income of $16,788 for the comparative quarter in the prior year, with the decrease attributable to the lower level of sales.

Gross margin for the three months ended February 29, 2016 was 18.2% compared to 20.1% for the three months ended February 28, 2015.

Operating expenses increased by $259,546 to $1,694,962 from $1,435,416 for the three months ended February 28, 2015. Selling, General and Administrative Expenses rose to $531,423 from $511,375. Wages and Employee Benefits increased by $241,628 to $1,095,069 from $853,441 as the Company made an additional 10% contribution to each eligible employee’s 401(k) plan as a one-time compensation bonus in the current period. Depreciation and Amortization decreased slightly to $68,470 from $70,600.

During the quarter, the Company and Greenwood Forest Products, Inc. settled their litigation dating from the Company’s acquisition of certain inventory from Greenwood Forest in 2003. Both parties determined it was prudent to settle the original claim and counter-claim due to the high cost of the litigation, which had been remanded back to the Oregon Court of Appeals in September 2015 for a third time. The Company recorded a one-time litigation loss of $115,990 related to the settlement of all the outstanding claims and related costs.

Income tax expense for the three month period ended February 29, 2016 was $100,067 compared to $190,332 for the three month period ended February 28, 2015. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended February 29, 2016 was $131,960, or $0.05 per basic and diluted share, compared to net income of $283,560, or $0.11 per basic and diluted share, for the quarter ended February 28, 2015. The net income in the current quarter was negatively affected by the one-time litigation loss.

Six Months Ended February 29, 2016 and February 28, 2015

For the six months ended February 29, 2016, sales increased by $5,663,620, or 32%, to $23,129,641 from sales of $17,466,021 recorded in the six month period ended February 28, 2015.

Sales at Greenwood were $2,858,363 for the six months ended February 29, 2016 compared to sales of $2,120,203 for the six months ended February 28, 2015. Sales have begun to rebound as the Company has obtained new customers and new uses for its products, but due to the continued weakness in the marine industry, overall demand remains below historical levels. Operating income for Greenwood for the six months ended February 29, 2016 was $44,415 compared to income of $43,322 for the six months ended February 28, 2015.

Sales at JCC were $17,376,563 for the six months ended February 29, 2016 compared to sales of $12,733,854 for the six months ended February 28, 2015, which was an increase of $4,642,709, or 36%. The increase in sales for the current period was primarily due to the market’s continued acceptance of the new products introduced during the second half of fiscal 2015 and the addition of new small and mid-sized customers. The Company also received and shipped seasonal orders from certain existing customers earlier than in previous years. The results in the prior six months were negatively affected by prolonged winter weather across the United States and the West Coast port slowdown which delayed the delivery of product from manufacturers in China. Operating income at JCC was $1,408,252 compared to $893,201 for the six months ended February 28, 2015. Overall, the operating results of JCLC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the six months ended February 29, 2016 were $2,348,470 compared to sales of $1,687,137 for the six months ended February 28, 2015. This represents an increase of $661,333, or 39%. Although grass seed demand has risen in conjunction with the improvement in the US residential housing market, the sales environment for the segment remains challenging due to the decline in seed cleaning services as more growers cleaning in-house. Operating loss for the six months ended February 29, 2016 was ($29,705) compared to operating income of $117,035 for the six months ended February 28, 2015.

Sales at MSI were for the six months ended February 29, 2016 were $546,245, which was a decrease of $378,582, or 41%, from sales of $924,827 for the six months ended February 28, 2015. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which resulted in lower operating margins. The operating loss at MSI for the six months ended February 29, 2016 was ($68,301) compared to income of $63,182 for the six months ended February 28, 2015.

Gross margin for the six month period ended February 29, 2016 was 19.1% compared to 21.6% for the six months ended February 28, 2015.

Operating expenses increased by $414,073, or 15%, to $3,189,613 from $2,775,540 recorded in the six month period ended February 28, 2015. Selling, General and Administrative Expenses rose to $1,074,216 from $972,823. Wages and Employee Benefits increased to $1,971,414 from $1,663,034 as the Company made an additional 10% contribution to each eligible employee’s 401(k) plan as a one-time compensation bonus in the current period. Depreciation and Amortization was relatively flat at $143,983 compared to $139,683.

Other items in the current six month period ended February 29, 2016 were gain on sale of property, plant and equipment of $5,600 and interest and other income of $10,534. Litigation loss of ($115,990) was related to the settlement of the litigation between the Company and Greenwood Forest Products, Inc. In the six months ended February 28, 2015, other items were interest and other income of $14,083.

Income tax expense for the six months ended February 29, 2016 was $461,760 compared to $399,339 for the six months ended February 28, 2015. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 29, 2016 was $664,205, or $0.27 per basic and diluted share, compared to net income of $611,347, or $0.23 per basic and diluted share, for the six months ended February 28, 2015. The net income in the current period was negatively affected by the one-time litigation loss related to the settlement of the lawsuits with Greenwood Forest Products.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2016, the Company had working capital of $15,867,264 compared to working capital of $15,103,474 as of August 31, 2015, an increase of $763,790. Cash totaled $5,627,987, an increase of $1,211,690. Accounts receivable rose to $3,784,595 from $3,688,247 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $840,559 and prepaid expenses, which are largely related to down payments for future inventory purchases, decreased by $210,611. Note receivable declined by $1,310 as the entire remaining balance of the note was repaid during the period.

Accounts payable decreased by $231,619 and accrued liabilities decreased by $53,481. Litigation reserve declined by $90,671 to $nil as the Company settled its outstanding litigation during the period and the entire amount was applied against the amount of the settlement.

As of February 29, 2016, accounts receivable and inventory represented 64% of current assets and 57% of total assets. For the three months ended February 29, 2016, the accounts receivable collection period, or DSO was 31 compared to 48 for the three months ended February 28, 2015. For the six month period ended February 29, 2016, the DSO was 30 compared to 52 for the six months ended February 28, 2015. Inventory turnover for the three months ended February 29, 2016 was 78 days compared to 130 days for the three months ended February 28, 2015. For the six months ended February 29, 2016, inventory turnover was 77 compared to 134 days for the six months ended February 28, 2015.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of February 29, 2016, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of February 29, 2016 the one month LIBOR rate plus 175 basis points was 2.19% (0.44% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the fiscal years ended August 31, 2015 and 2014, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On January 13, 2014, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 313,493 common shares through the facilities of NASDAQ Stock Market ("NASDAQ"). Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. The share repurchase plan commenced on January 20, 2014 and terminated on March 24, 2014. A total of 313,493 common shares were repurchased under this plan. The total cost of the shares acquired was $3,055,591 at an average price of $9.75 per share.

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

On March 7, 2016, the Company announced the Board of Directors approved a new share purchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. The terms of the plan are similar to the January 13, 2014 repurchase plan. The plan commenced on March 10, 2016 and remains in place until August 25, 2016, but may be limited or terminated at any time without prior notice. As of the date of this Form 10-Q, the Company has repurchased a total of 5,042 common shares under the plan. The total cost was $56,596 which is an average price of $11.22 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 1,511 shares for the six months ended February 29, 2016. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 29, 2016, our top ten customers represented 80% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 29, 2016. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates.  In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

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

During the year ended August 31, 2015, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the six months ended February 29, 2016, the Company recorded $6,661 of interest income.

During the period ended February 29, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). The litigation expense of $115,990 represents the difference between the Settlement Payment, and the litigation reserve balance on the date of settlement of $84,010 which is net of interest income recognized for the period.

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

April 13, 2016

/s/  “Donald M. Boone”

Donald M. Boone,

President/CEO/Treasurer/Director/CFO

