Form 10-Q
period 2016-05-31
JEWETT CAMERON TRADING CO LTD
filed 2016-07-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,370,704 common shares as of July 14, 2016.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2016

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2016	August 31, 2015

ASSETS

Current assets
Cash	$ 6,285,575	$ 4,416,297
Accounts receivable, net of allowance of $Nil (August 31, 2015 - $Nil)	4,382,438	3,688,247
Inventory, net of allowance of $189,761 (August 31, 2015 - $120,824) (note 3)	7,297,894	8,351,575
Note receivable	-	1,310
Prepaid expenses	780,708	719,459
Prepaid income taxes	-	26,570

Total current assets	18,746,615	17,203,458

Property, plant and equipment, net (note 4)	2,138,800	2,231,711

Intangible assets, net (note 5)	168,720	223,250

Total assets	$ 21,054,135	$ 19,658,419

- Continued –

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2016	August 31, 2015

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,304,549	$ 984,955
Litigation reserve (note 12(a))	-	90,671
Accrued liabilities	1,394,191	1,024,358

Total current liabilities	2,698,740	2,099,984

Deferred tax liability (note 6)	4,203	34,300

Total liabilities	2,702,943	2,134,284

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,413,446 common shares (August 31, 2015 – 2,476,832)	1,138,590	1,168,712
Additional paid-in capital	600,804	600,804
Retained earnings	16,611,798	15,754,619

Total stockholders’ equity	18,351,192	17,524,135

Total liabilities and stockholders’ equity	$ 21,054,135	$ 19,658,419

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2016	2015	2016		2015

SALES	$ 14,458,713	$ 13,289,408	$ 37,588,354		$ 30,755,429

COST OF SALES	11,281,973	11,047,607	29,996,180		24,741,485

GROSS PROFIT	3,176,740	2,241,801	7,592,174		6,013,944

OPERATING EXPENSES
Selling, general and administrative expenses	542,581	465,864	1,616,796		1,438,687
Depreciation and amortization	82,978	71,211	226,961		210,894
Wages and employee benefits	1,046,229	925,386	3,017,643		2,588,420

	(1,671,788)	(1,462,461)	(4,861,400)		(4,238,001)

Income from operations	1,504,952	779,340	2,730,774		1,775,943

OTHER ITEMS
Gain on sale of property, plant and equipment	-	-	5,600		-
Interest and other income	2,978	8,534	13,538		22,617
Interest expense	-	(658)	(27)		(658)
Litigation expense (Note 12(a))	-	-	(115,990)	-
	2,978	7,876	(96,879)		21,959

Income before income taxes	1,507,930	787,216	2,633,895		1,797,902

Income tax expense	(599,200)	(326,116)	(1,060,960)		(725,455)

Net income	$ 908,730	$ 461,100	$ 1,572,935		$ 1,072,447

Basic earnings per common share	$ 0.37	$ 0.18	$ 0.64		$ 0.41

Diluted earnings per common share	$ 0.37	$ 0.18	$ 0.64		$ 0.41

Weighted average number of common shares outstanding:
Basic	2,458,170	2,561,702	2,470,566		2,612,199
Diluted	2,458,170	2,561,702	2,470,566		2,612,199

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2013	3,134,936	$ 1,479,246	$ 600,804	$ 18,517,971	$ 20,598,021

Shares repurchased and cancelled (note 9)	(430,306)	(203,045)	-	(4,054,723)	(4,257,768)
Net income	-	-	-	1,858,453	1,858,453

August 31, 2014	2,704,630	1,276,201	600,804	16,321,701	18,198,706

Shares repurchased and cancelled (note 9)	(227,798)	(107,489)	-	(2,341,053)	(2,448,542)
Net income	-	-	-	1,773,971	1,773,971

August 31, 2015	2,476,832	1,168,712	600,804	15,754,619	17,524,135

Shares repurchased and cancelled (note 9)	(63,386)	(30,122)		(715,756)	(745,878)
Net income	-	-	-	1,572,935	1,572,935

May 31, 2016	2,413,446	$ 1,138,590	$ 600,804	$ 16,611,798	$ 18,351,192

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2016	2015	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 908,730	$ 461,100	$ 1,572,935	$ 1,072,447
Items not involving an outlay of cash:
Depreciation and amortization	82,978	71,211	226,961	210,894
Gain on sale of property, plant and equipment	-	-	(5,600)	-
Deferred income tax expense (recovery)	(33,601)	(2,163)	(30,097)	(4,872)
Interest income on litigation	-	(6,734)	(6,661)	(19,983)
Decrease in litigation reserve	-	-	(84,010)	-

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(597,843)	107,980	(694,191)	(2,483,168)
Decrease in inventory	213,122	2,485,712	1,053,681	536,845
(Increase) decrease in note receivable	-	275	1,310	13,575
(Increase) decrease in prepaid expenses	(271,860)	104,098	(61,249)	41,194
(Increase) decrease in prepaid income taxes	159,031	19,133	26,570	350,863
Increase (decrease) in accounts payable and accrued liabilities	974,527	631,547	689,427	270,805

Net cash provided by (used in) operating activities	1,435,084	3,872,159	2,689,076	(11,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(31,618)	(70,543)	(79,520)	(85,240)
Proceeds from sale of property, plant and equipment	-	-	5,600	-

Net cash used in investing activities	(31,618)	(70,543)	(73,920)	(85,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	-	-	-	875,386
Repayment of bank indebtedness	-	(875,386)	-	(875,386)
Redemption of common stock	(745,878)	(1,101,574)	(745,878)	(2,394,051)

Net cash used in financing activities	(745,878)	(1,976,960)	(745,878)	(2,394,051)

Net increase (decrease) in cash	$ 657,588	$ 1,824,656	$ 1,869,278	$ (2,490,691)

Cash, beginning of period	$ 5,627,987	$ 12,193	$ 4,416,297	$ 4,327,540

Cash, end of period	$ 6,285,575	$ 1,836,849	$ 6,285,575	$ 1,836,849

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2016 and August 31, 2015 and its results of operations and cash flows for the three and nine month periods ended May 31, 2016 and May 31, 2015 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and nine month periods ended May 31, 2016 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2016.

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

May 31, 2016

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2016, cash was $6,285,575 compared to $4,416,297 at August 31, 2015.  At May 31, 2016 and August 31, 2015, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 21 months and 33 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and nine month periods ended May 31, 2016 and 2015 are as follows:

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,

	2016	2015	2016	2015

Net income	$ 908,730	$ 461,100	$ 1,572,935	$ 1,072,447

Basic weighted average number of common shares outstanding	2,458,170	2,561,702	2,470,566	2,612,199

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,458,170	2,561,702	2,470,566	2,612,199

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2016, and there were no options outstanding on May 31, 2016.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of May 31, 2016 and August 31, 2015 follows:

	May 31, 2016		August 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$6,285,575	$6,285,575	$4,416,297	$4,416,297
Accounts receivable, net of allowance	4,382,438	4,382,438	3,688,247	3,688,247
Note receivable	-	-	1,310	1,310
Accounts payable and accrued liabilities	2,698,740	2,698,740	2,009,313	2,009,313

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$6,285,575	$6,285,575	$—	$—

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

May 31, 2016

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

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2016	August 31, 2015

Wood products and metal products	$ 6,621,744	$ 7,376,505
Industrial tools	394,937	525,667
Agricultural seed products	281,213	449,403

	$ 7,297,894	$ 8,351,575

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2016	August 31, 2015

Office equipment	600,805	$ 591,124
Warehouse equipment	1,484,512	1,520,724
Buildings	2,878,849	2,878,849
Land	761,924	761,924
	5,726,090	5,752,621

Accumulated depreciation	(3,587,290)	(3,520,910)

Net book value	$ 2,138,800	$ 2,231,711

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2016	August 31, 2015
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(724,935)	(670,405)

Net book value	$ 168,720	$ 223,250

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2016 of $4,203 (August 31, 2015 – $34,300) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of May 31, 2016 or August 31, 2015.

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

May 31, 2016

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 3rd quarter of fiscal 2016 ended May 31, 2016, the Company repurchased and cancelled a total of 63,386 common shares under a 10b5-1 share repurchase plan. The total cost was $745,878 at an average price of $11.77 per share. The premium paid to acquire these shares over their per share book value in the amount of $715,756 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of May 31, 2016 and August 31, 2015.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

(Unaudited)

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. During the second quarter of fiscal 2016 ended February 29, 2016, the Company made an additional 10% contribution for all eligible employees as a one-time compensation bonus. For the nine month periods ended May 31, 2016 and 2015, the 401(k) compensation expense was $360,275 and $186,345, respectively.

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

During the year ended August 31, 2015, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the nine months ended May 31, 2016, the Company recorded $6,661 of interest income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

(Unaudited)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

During the quarter ended February 29, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). The litigation expense of $115,990 represents the difference between the Settlement Payment, and the litigation reserve balance on the date of settlement of $84,010 which is net of interest income recognized for the period.

A summary of the litigation reserve is as follows:

	May 31, 2016	August 31, 2015

Litigation expense (1)	$ (84,010)	$ -
Litigation reserve	84,010	117,387
Interest expense	-	-
Interest income	-	(26,716)
Total	$ -	$ 90,671

(1)

The litigation reserve was reversed in full upon the settlement reached during the nine month period ended May 31, 2016.

b)

At May 31, 2016 and August 31, 2015 the Company had an un-utilized line-of-credit of $3,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

Following is a summary of segmented information for the nine month periods ended May 31:

	2016	2015

Sales to unaffiliated customers:
Industrial wood products	$3,810,183	$3,183,802
Lawn, garden, pet and other	30,313,357	24,164,127
Seed processing and sales	2,587,373	2,103,553
Industrial tools and clamps	877,441	1,303,947
	$37,588,354	$30,755,429

Income (loss) before income taxes:
Industrial wood products	$36,714	$60,543
Lawn, garden, pet and other	2,417,382	1,058,352
Seed processing and sales	(95,840)	50,753
Industrial tools and clamps	(83,839)	68,227
Corporate and administrative	359,478	560,026
	$2,633,895	$1,797,901

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2016	2015

Identifiable assets:
Industrial wood products	$1,074,934	$1,242,471
Lawn, garden, pet and other	10,215,128	11,342,373
Seed processing and sales	364,294	552,280
Industrial tools and clamps	504,628	747,022
Corporate and administrative	8,895,151	4,762,020
	$21,054,135	$18,616,166

Depreciation and amortization:
Industrial wood products	$573	$735
Lawn, garden, pet and other	49,318	43,537
Seed processing and sales	7,943	8,209
Industrial tools and clamps	1,528	2,067
Corporate and administrative	167,599	156,346
	$226,961	$210,894

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	79,521	85,240
	$79,521	$85,240

Interest expense:
Lawn, garden, pet and other	$658	$658

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2016 and 2015:

	2016	2015

Sales	$ 18,108,481	$ 13,426,962

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2016 and 2015:

	2016	2015

United States	$34,666,374	$29,044,754
Canada	1,051,116	919,603
Mexico / Latin America	1,774,158	744,775
Middle East	11,686	12,164
Africa	-	2,960
Asia/Pacific	85,020	31,173
	$37,588,354	$30,755,429

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2016 and 2015.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2016

(Unaudited)

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2016, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 43%. At May 31, 2015, four customers accounted for accounts receivable greater than 10% of total accounts receivable at 77%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2016, there were three suppliers that each accounted for 10% of total purchases, and the aggregate purchases amounted to $16,016,162. For the nine months ended May 31, 2015, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $15,064,820.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2016 and 2015 are summarized as follows:

	2016	2015

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$895,607	$379,234

There were no non-cash investing or financing activities during the periods presented.

16.

SUBSEQUENT EVENTS

a)

Subsequent to the end of the third quarter, the Company re-purchased and cancelled a total of 42,742 shares of its common stock pursuant to the Company’s 10b5-1 share re-purchase plan, previously announced on March 7, 2016.  The total cost was $489,274 at an average share price of $11.45 per share.

b)

On June 2, 2016, the Company incorporated a new wholly-owned subsidiary in the State of Oregon.

c)

On June 22, 2016, Donald Boone, President and CEO of the Company, voluntarily returned 15,000 common shares to treasury for cancellation. No consideration was paid to Mr. Boone for the shares.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2016 and August 31, 2015 and its results of operations and cash flows for the three and nine month periods ended May 31, 2016 and May 31, 2015 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2016 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2016.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2016 and May 31, 2015

For the three months ended May 31, 2016, sales increased by $1,169,305, or 9%, to $14,458,713 from sales of $13,289,408 for the three months ended May 31, 2015.

Sales at Greenwood were $951,820 for the three months ended May 31, 2016 compared to sales of $1,063,599 for the three months ended May 31, 2015, which was a decrease of $111,779, or 11%. The Company continues its efforts to obtain new customers and new uses for its products, including its customers internationally. However, overall demand for Greenwood’s products continues to be weak due to the continued weakness in the marine industry. For the three months ended May 31, 2016, Greenwood had an operating loss of ($7,698), which was a decline of $50,249 from an operating profit of $42,551 for the three months ended May 31, 2015.

Sales at JCC were $12,936,795 for the three months ended May 31, 2016 compared to sales of $11,430,273 for the three months ended May 31, 2015. This represents an increase of $1,506,522, or 13%. Several recently introduced products have continued to be well received by customers, whiles the prior year’s results were negatively affected by prolonged winter weather across the United States and slowdowns and shutdowns at West Coast US ports which impacted the delivery of products to the Company from manufacturers in China. Operating income for the current quarter was $1,368,715 compared to operating income of $1,062,168 for the quarter ended May 31, 2015.

Sales at JCSC were $238,904 for the three months ended May 31, 2016 compared to sales of $416,416 for the three months ended May 31, 2015. This is a decrease of $177,512, or 43%. The rebound in residential housing in the US resulted earlier shipments to customers during the second quarter of fiscal 2016, while available seed supplies have been restricted by the persistent drought in the Western US which reduced harvested yields in the calendar 2015 growing season. For the quarter, JCSC had an operating loss of ($44,415) compared to an operating loss of ($10,408) for the prior year’s quarter.

Sales at MSI for the three months ended May 31, 2016 were $331,194, which was a decline of $47,926, or 13%, from sales of $379,120 for the three months ended May 31, 2015. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which resulted in lower operating margins. MSI had an operating loss of ($2,577) for the three month period compared to operating income was $21,325 for the three month period ended May 31, 2015.

Gross margin for the three months ended May 31, 2016 was 22.0% compared 16.9% for the three months ended May 31, 2015.

Operating expenses increased by $209,327 to $1,671,788 from $1,462,461 for the three months ended May 31, 2015. Selling, General and Administrative Expenses rose to $542,581 from $465,864. Wages and Employee Benefits increased to $1,046,229 from $925,386, and Depreciation and Amortization rose to $82,978 from $71,211. Interest and other income fell to $2,978 from $8,534, and Interest expense was $Nil compared to ($658) for the three months ended May 31, 2015.

Income tax expense for the three months ended May 31, 2016 was $599,200 compared to $326,116 for the three month period ended May 31, 2015. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended May 31, 2016 was $908,730, or $0.37 per basic and diluted share, compared to net income of $461,100, or $0.18 per basic and diluted share, for the quarter ended May 31, 2015. The current quarter’s earnings per share was positively affected by the repurchase of common shares and lower weighted average number of common shares outstanding.

Nine Months Ended May 31, 2016 and May 31, 2015

For the nine months ended May 31, 2016, sales increased by $6,832,925, or 22%, to $37,588,354 from sales of $30,755,429 in the nine month period ended May 31, 2015.

Sales at Greenwood were $3,810,183 for the nine months ended May 31, 2016 compared to sales of $3,183,802 for the nine months ended May 31, 2015. This represents an increase of $626,381, or 20%. Sales have begun to rebound as the Company has obtained new customers and new uses for its products, but due to the continued weakness in the marine industry, overall demand remains below historical levels. For the nine months ended May 31, 2016, Greenwood had operating income of $36,714 compared to $134,231 for the nine months ended May 31, 2015.

Sales at JCC were $30,313,357 for the nine months ended May 31, 2016 compared to sales of $24,164,127 for the nine months ended May 31, 2015, which was an increase of $6,149,230, or 25%. The increase in sales for the current period was primarily due to the market’s continued acceptance of recently introduced new products and the addition of new small and mid-sized customers. The Company also received and shipped seasonal orders from certain existing customers earlier than in previous years. The results in the prior year’s nine month period were negatively affected by prolonged winter weather across the United States and the West Coast port slowdown which delayed the delivery of product from manufacturers in China. Operating income at JCC was $2,959,076 for the nine months ended May 31, 2016 compared to operating income of $2,179,054 for the nine months ended May 31, 2015, which was an increase of $780,022, or 36%. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the nine months ended May 31, 2016 were $2,587,373, which was an increase of $483,820, or 23%, from sales of $2,103,553 for the nine months ended May 31, 2015. Although grass seed demand has risen in conjunction with the improvement in the US residential housing market, the sales environment for the segment remains challenging due to the decline in seed cleaning services as more growers cleaning in-house. Current supplies have also been restricted by the persistent drought in the Western US which reduced harvested yields in the calendar 2015 growing season. For the nine month period ended May 31, 2016, JCSC had an operating loss of ($69,380) compared to operating income for the nine months ended May 31, 2015 of $249,055.

Sales at MSI were $877,441 for the nine months ended May 31, 2016 compared to sales of $1,303,947 for the nine months ended May 31, 2015, which was a decrease of $426,506, or 33%. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which reduced operating margins. For the nine months ended May 31, 2016, MSI had an operating loss of ($64,896) compared to operating income of $74,252 for the nine months ended May 31, 2015.

Gross margin for the nine month period ended May 31, 2016 was 20.2% compared to 19.6% for the nine months ended May 31, 2015.

Operating expenses rose by $623,339 to $4,861,400 from operating expenses of $4,238,001 in the nine month period ended May 31, 2015. Selling, general and administrative expenses rose to $1,616,796 from $1,438,687, an increase of $178,109. Wages and employee benefits increased to $3,017,643 from $2,588,420 as the Company made an additional 10% contribution to each eligible employee’s 401(k) plan as a one-time compensation bonus in the current period. Depreciation and amortization increased to $226,961 from $210,894.

Other items in the current nine month period ended May 31, 2016 were gain on sale of property, plant and equipment of $5,600 and interest and other income of $13,538. Interest expense was a ($27). Litigation loss of ($115,990) was related to the settlement of the litigation between the Company and Greenwood Forest Products, Inc. In the nine months ended May 31, 2015, other items were interest and other income of $22,617 and interest expense of ($658).

Income tax expense in the current nine month period was $1,060,960 compared to $725,455 for the nine months ended May 31, 2015. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2016 was $1,572,935, or $0.64 per basic and diluted share, compared to net income of $1,072,477, or $0.41 per basic and diluted share, for the nine months ended May 31, 2015. The net income in the current nine month period was positively affected by the buyback of common shares which resulted in a lower weighted average number of common shares.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2016, the Company had working capital of $16,047,875 compared to working capital of $15,103,474 as of August 31, 2015, an increase of $944,401. Cash totaled $6,285,575, an increase of $1,869,278. Accounts receivable rose to $4,382,438 from $3,688,247 which is consistent with the seasonal nature of the Company’s sales cycle. Inventory decreased by $1,053,681 and prepaid expenses, which are largely related to down payments for future inventory purchases, increased by $61,249. Note receivable declined by $1,310 as the entire remaining balance of the note was repaid during the period. Prepaid income taxes decreased by $26,570.

Accounts payable increased by $319,594 and accrued liabilities increased by $369,833. Litigation reserve declined by $90,671 to $Nil as the Company settled its outstanding litigation during the period and the entire amount was applied against the amount of the settlement.

In May 2016, the Company received its final permits for the construction of a warehouse expansion at its headquarters property in North Plains. Construction commenced immediately upon receipt of the required permits, and will measure 150 feet by 80 feet and a height of 37 feet. The Company anticipates using the new warehouse for several new product lines.

As of May 31, 2016, accounts receivable and inventory represented 62% of current assets and 55% of total assets. For the three months ended May 31, 2016, the accounts receivable collection period, or DSO, was 28 compared to 34 for the three months ended May 31, 2015. For the nine month period ended May 31, 2016, the DSO was 32 compared to 44 for the nine months ended May 31, 2015. Inventory turnover for the three months ended May 31, 2016 was 60 days compared to 82 days for the three months ended May 31, 2015. For the nine months ended May 31, 2016, inventory turnover was 71 days compared to 98 days for the nine months ended May 31, 2015.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of May 31, 2016, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of May 31, 2016 the one month LIBOR rate plus 175 basis points was 2.21% (0.46% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

On March 7, 2016, the Company announced the Board of Directors approved a new share purchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. The terms of the plan are similar to the January 13, 2014 repurchase plan. The plan commenced on March 10, 2016 and remains in place until August 25, 2016, but may be limited or terminated at any time without prior notice. During the 3rd quarter of fiscal 2016 ended May 31, 2016, the Company repurchased and cancelled 63,386 common shares at a cost of $745,878 which is an average price of $11.77. Subsequent to the end of the period, the Company repurchased and cancelled an additional 42,742 common shares at a cost of $489,274 which is an average price of $11.45 per share.

In addition to the Rule 10b-18 share repurchases, Donald M. Boone, CEO, President and Director, voluntarily returned 15,000 common shares to the Company’s treasury for cancellation in August 2015. In June 2016, Mr. Boone voluntarily returned an additional 15,000 to treasury for cancellation. The Company paid no consideration for these shares.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 2,180 shares for the nine months ended May 31, 2016. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2016, our top ten customers represented 80% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2016. However, the Company is exposed to interest rate risk.

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

During the year ended August 31, 2015, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the nine months ended May 31, 2016, the Company recorded $6,661 of interest income.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s repurchase of its common shares during the quarter ended May 31, 2016.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum Number of shares that may yet be purchased under the plans or programs

March	4,246	$ 11.20	4,246	245,754

April	13,654	$ 11.62	17,900	232,100

May	45,486	$ 11.87	63,386	186,614

Total	63,386	$ 11.77	63,386	186,614

(1) The Company announced a 10b-18 share repurchase plan on March 7, 2016. The Plan allowed for the repurchase of up to 250,000 common shares commencing March 10, 2016 and remains in place until August 25, 2016, but may be limited or terminated at any time without prior notice.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 14, 2016	/s/ “Donald M. Boone”
Donald M. Boone, President/CEO/Treasurer/Director/CFO

