Form 10-K
period 2016-08-31
JEWETT CAMERON TRADING CO LTD
filed 2016-11-02
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2016

Or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________________

Commission File Number: 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.

(Name of registrant as specified in its charter)

_________British Columbia, Canada_______                  _________N/A________

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

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 29, 2016 = $14,406,595

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 2, 2016:  2,286,294

- 2 -

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2016

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

Total Company sales were approximately $48.1 and $42.2 million during fiscal years ended August 31, 2016 and 2015, respectively.

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

The contact person for the Company is Donald M. Boone, President, Chief Executive Officer, Treasurer, Director, and Principal Financial Officer.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2016 and November 2, 2016, there were 2,286,294 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Corporate Development

Incorporated in 1953, JC USA operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remain active in the Company.  These individuals are Donald Boone, the President, Chief Executive Officer, Treasurer, Director and Principal Financial Officer; and Michael Nasser, Corporate Secretary.

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

Historically, a major product category has been treated plywood that is sold to boat manufacturers and the transportation industry.  In February 2014, the Company sold its excess inventory related to the marine industry. Greenwood’s total sales for fiscal 2016 and 2015 were 10% and 11% respectively of total Company sales.

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

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate and Fit-Right products, which are the gate support systems for wood, vinyl, chain link, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these and certain other products. During fiscal 2016, the Company applied for 4 new patents, while 4 other patents were granted.  JCC also has two licensing agreements to market pet products.

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

Customer Concentration

The top ten customers were responsible for 78% and 71% of total Company sales for the years ended August 31, 2016 and August 31, 2015 respectively.  Also, the Company’s single largest customer was responsible for 33% and 30% of total Company sales for the years ended August 31, 2016 and August 31, 2015 respectively.

Employees

As of August 31, 2016 the Company had 54 full-time employees (August 31, 2015 – 52 full-time employees).  By segment these employees were located as follows: Greenwood 2, JCC 25, JCSC 9, MSI 5, and JC USA 13.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 3,540 shares on NASDAQ for the fiscal year ended August 31, 2016.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2016 our top ten customers represented 78% of our total sales, and our single largest customer was responsible for 33% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in located in North America, and are primarily in the retail home improvement industries.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2016.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         --- No Disclosure Necessary ---

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 46,000 square feet of covered space (6,000 office, 10,000 manufacturing, and 30,000 warehouse), a little over three acres of paved yard space, and was completed in October 1995.  The facility provides office space for JC USA, including all of the Company’s executive offices, and is used as a distribution center to service the Company’s customer base for JCC, Greenwood and MSI.  In May 2016, the Company received its final permits for the construction of a warehouse expansion at its headquarters property in North Plains. Construction commenced immediately upon receipt of the required permits, and the completed building will measure 150 feet by 80 feet and a height of 37 feet. The Company anticipates using the new warehouse for several new product lines.

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

During the year ended August 31, 2015, the Company recorded $26,716 of interest income due to the favorable difference in interest rates between the judgments. During the year ended August 31, 2016, the Company recorded $6,661 of interest income.

During the year ended August 31, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). The litigation expense of $115,990 represents the difference between the Settlement Payment, and the litigation reserve balance on the date of settlement of $84,010 which is net of interest income recognized for the period.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/16	38,300	$ 13.22	$ 12.12	$ 12.35
Quarterly
8/31/16	458,100	$ 14.95	$ 10.63	$ 12.42
5/31/16	225,200	$ 12.44	$ 9.64	$ 12.06
2/29/16	130,000	$ 11.01	$ 8.76	$ 10.15
11/30/15	82,600	$ 10.66	$ 7.70	$ 10.42

8/31/15	73,200	$ 12.20	$ 9.46	$ 9.50
5/31/15	199,200	$ 13.73	$ 10.20	$ 12.10
2/28/15	34,200	$ 11.43	$ 10.00	$ 10.38
11/30/14	257,500	$ 10.25	$ 9.09	$ 10.50

Annually
8/31/16	895,600	$ 14.95	$ 7.70	$ 12.42
8/31/15	564,100	$ 13.73	$ 9.09	$ 9.50
8/31/14	1,894,300	$ 13.44	$ 9.18	$ 9.90
8/31/13	3,525,600	$ 13.88	$ 5.07	$ 13.00
8/31/12	834,900	$ 11.80	$ 7.45	$ 10.12

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

On November 2, 2016 there were 2,286,294 of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2016 and 2015, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On April 9, 2014, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of the NASDAQ Stock Market ("NASDAQ"). Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. This share repurchase plan commenced on April 14, 2014 and terminated on November 14, 2014. Under the Plan, the Company repurchased a total of 235,782 common shares at a cost of $2,494,654 which is an average price of $10.58 per share.

On February 11, 2015, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of NASDAQ under similar terms to the April 9, 2014 repurchase plan. The plan commenced on February 17, 2015 and was terminated by the Board on July 17, 2015. Under the Plan, the Company repurchased a total of 93,829 common shares at a cost of $1,156,066 which is an average price of $12.32.

On March 7, 2016, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ under similar terms to the April 9, 2014 repurchase plan. The plan commenced on March 10, 2016 and terminated on August 25, 2016. Under the Plan, the Company repurchased a total of 175,538 common shares at a cost of $2,124,579 which is an average price of $12.10.

The following table details the Company’s repurchase of its common shares during the fourth quarter of fiscal 2016 ended August 31, 2016.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

June	42,742	$ 11.45	106,128	143,872

July	69,391	$ 12.81	175,519	74,481

August	19	$ 14.25	175,538	- (1)

Total	112,152	$ 12.29	175,538	-

(1) The current Plan terminated on August 25, 2016.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2016 and fiscal 2015.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2016
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 11,942	$ 11,188	$ 14,459	$ 10,522	$ 48,111
Gross profit	2,380	2,036	3,177	2,144	9,737
Net income	532	132	909	552	2,125
Basic earnings per share	$ 0.22	$ 0.05	$ 0.37	$ 0.23	$ 0.87
Diluted earnings per share	$ 0.22	$ 0.05	$ 0.37	$ 0.23	$ 0.87

For the Year Ended August 31, 2015
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,983	$ 9,483	$ 13,289	$ 11,483	$ 42,238
Gross profit	1,870	1,902	2,242	2,403	8,417
Net income	328	284	461	702	1,774
Basic earnings per share	$ 0.13	$ 0.11	$ 0.18	$ 0.27	$ 0.69
Diluted earnings per share	$ 0.13	$ 0.11	$ 0.18	$ 0.27	$ 0.69

Fiscal 2016 quarterly per share earnings were calculated using weighted average number of common shares outstanding of 2,435,650 (2015 - 2,581,850).

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2016 and August 31, 2015

Sales totaled $48,110,998 compared to sales of $42,238,151 in fiscal 2015, which was an increase of $5,872,847, or 13.9%. The increase in sales was primarily due to higher sales at JCC.

Gross margin rose slightly to 20.2% in fiscal 2016 compared to 19.9% in fiscal 2015.

Operating expenses rose by $627,992 to $6,121,446 in fiscal 2016 from $5,493,454 in fiscal 2015. The increase was due to an increase in wages and employee benefits, which rose to $4,055,948 from $3,396,793 as the Company made an additional 10% contribution to each eligible employee’s 401(k) plan as a one-time compensation bonus. Selling, general and administrative fell to $1,789,230 from $1,814,899, and depreciation fell to $276,268 from $281,762. Income from operations rose to $3,615,146 in fiscal 2016 from $2,923,583 in fiscal 2015.

Including other items, income before income taxes was $3,519,893 in fiscal 2016 compared to $2,955,576 in fiscal 2015. Litigation loss of ($115,990) was related to the settlement of the litigation between the Company and Greenwood Forest Products, Inc. in fiscal 2016. Gain on sale of property, plant and equipment was $5,600 and interest expense was ($27) in fiscal 2016. Interest and other income declined to $15,164 from $31,993 in fiscal 2015. Income tax expense was $1,391,847 in fiscal 2016 compared to $1,181,605 in fiscal 2015. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2016 was $2,125,099, or $0.87 per basic and diluted share, compared to net income of $1,773,971, or $0.69 per basic and diluted share, for fiscal 2015. The income per share was positively affected by the repurchase and cancellation of common shares during both fiscal 2016 and 2015, and the weighted number of shares outstanding was 2,435,650 in fiscal 2016 and 2,581,850 in fiscal 2015.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2016 were $4,704,087, which was an increase of $31,305, or less than 1%, from sales of $4,672,782 in fiscal 2015. Sales have begun to rebound as the Company has obtained new customers and new uses for its products, but due to the continued weakness in the marine industry, overall demand remains below historical levels. In February 2014, the Company sold its excess inventory related to the marine industry in an arm’s length transaction. The Company will maintain a readiness to participate in the marine segment when the market rebounds. Greenwood recorded an operating loss of $8,898 in fiscal 2016 compared to an operating profit of $91,552 in fiscal 2015.

Lawn, Garden, Pet and Other - JCC

Sales at JCC were $39,286,126 in fiscal 2016 compared to sales of $32,904,189 in fiscal 2015, which was an increase of $6,381,937, or 19%. Operating income at JCC for 2016 was $3,253,673 compared to $2,118,156 in 2015, which was an increase of $1,135,517, or 54%. The increase in sales for 2016 was primarily due to the market’s continued acceptance of recently introduced new products and the addition of new small and mid-sized customers. The results in fiscal 2015 were negatively affected by prolonged winter weather across the United States and the West Coast port slowdown which delayed the delivery of product from manufacturers in China. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2016

$26.4

$12.9

$39.3

67%

33%

100%

2015

$21.9

$11.0

$32.9

67%

33%

100%

Seed Processing and Sales - JCSC

Sales at JCSC were $2,927,408 in fiscal 2016 compared to sales of $2,776,556 in fiscal 2015, which represents an increase of $150,852, or 5%. Although grass seed demand has risen in conjunction with the improvement in the US residential housing market, the sales environment for the segment remains challenging due to the decline in seed cleaning services as more growers clean in-house. Current supplies have also been restricted by the persistent drought in the Western US which have reduced harvested yields. Operating loss at JCSC for the year was $193,208 compared to an operating loss of $23,096 in fiscal 2015.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,193,377 in fiscal 2016 compared to sales of $1,884,624 in fiscal 2015, which was a decrease of $691,247, or 37%. The segment has recently become more competitive, and the Company has reduced prices on certain of its products which reduced operating margins. Operating loss at MSI in fiscal 2016 was $100,986 compared to operating income of $86,184 in fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2016

As of August 31, 2016, the Company had working capital of $14,450,870 compared to working capital of $15,103,474 as of August 31, 2015, which is a decrease of $652,604. The largest changes affecting working capital include the decrease in accounts receivable of $346,043, a decrease in inventory of $282,558, and decrease in prepaid income taxes of $25,974. Note receivable declined by $1,310 as the entire remaining balance of the note was repaid during the year. Cash rose by $103,625, and prepaid expenses increased by $113,436.

Accounts payable decreased by $144,983 to $839,972 which is related to the timing of payments due to suppliers. Accrued liabilities rose to $1,473,792 from $1,024,358, an increase of $449,434. Litigation reserve declined to $Nil from $90,671 as Company settled its outstanding litigation during the period and the entire amount was applied against the amount of the settlement. The ratio of current assets to current liabilities, or current ratio, was 7.2 as of August 31, 2016.

For the fiscal year ended August 31, 2016, the accounts receivable collection period or DSO was 25 days compared to 32 days for the year ended August 31, 2015. Inventory turnover for the year ended August 31, 2016 was 78 days compared to 94 days for the year ended August 31, 2015.

During the year the Company repurchased and cancelled 175,538 common shares which used cash of $2,124,579. An additional 15,000 common shares were voluntarily returned by the Company’s CEO and cancelled. Purchase of property, plant and equipment used cash of $926,445 as the Company began construction of a warehouse expansion during the year.

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

Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2016 the one month LIBOR rate plus 175 basis points was 2.27% (0.52% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2016 or 2015.  Typically, the Company passes price increases on to the customer.

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

During the year ended August 31, 2016, the Company did not adopt any new accounting policies that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2016, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2016 and 2015

Report of Independent Registered Accounting Firm dated November 2, 2016

Consolidated Balance Sheets

Balance Sheets at August 31, 2016 and August 31, 2015

Consolidated Statements of Operations

  For the years ended August 31, 2016 and August 31, 2015

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2016 and August 31, 2015

Consolidated Statements of Cash Flows

  For the years ended August 31, 2016 and August 31, 2015

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 2, 2016

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of August 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 2, 2016

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2016	2015

ASSETS

Current assets
Cash	$ 4,519,922	$ 4,416,297
Accounts receivable, net of allowance of $Nil (August 31, 2015 - $Nil)	3,342,204	3,688,247
Inventory, net of allowance of $176,717 (August 31, 2015 - $120,824) (note 3)	8,069,017	8,351,575
Note receivable	-	1,310
Prepaid expenses	832,895	719,459
Prepaid income taxes	596	26,570

Total current assets	16,764,634	17,203,458

Property, plant and equipment, net (note 4)	2,954,595	2,231,711

Intangible assets, net (note 5)	150,543	223,250

Total assets	$ 19,869,772	$ 19,658,419

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2016	2015

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 839,972	$ 984,955
Litigation reserve (note 12(a))	-	90,671
Accrued liabilities	1,473,792	1,024,358

Total current liabilities	2,313,764	2,099,984

Deferred tax liability (note 6)	31,353	34,300

Total liabilities	2,345,117	2,134,284

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,286,294 common shares (August 31, 2015 – 2,476,832)	1,078,759	1,168,712
Additional paid-in capital	600,804	600,804
Retained earnings	15,845,092	15,754,619

Total stockholders’ equity	17,524,655	17,524,135

Total liabilities and stockholders’ equity	$ 19,869,772	$ 19,658,419

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2016	2015

SALES	$ 48,110,998	$ 42,238,151

COST OF SALES	38,374,405	33,821,114

GROSS PROFIT	9,736,593	8,417,037

OPERATING EXPENSES
Selling, general and administrative	1,789,230	1,814,899
Depreciation and amortization	276,268	281,762
Wages and employee benefits	4,055,948	3,396,793

	6,121,446	5,493,454

Income from operations	3,615,146	2,923,583

OTHER ITEMS
Gain on sale of property, plant and equipment	5,600	-
Interest and other income	15,164	31,993
Interest expense	(27)	-
Litigation expense (Note 12(a))	(115,990)	-
	(95,253)	31,993

Income before income taxes	3,519,893	2,955,576

Income taxes (note 6)
Current	1,394,794	1,208,277
Deferred	(2,947)	(26,672)

Net income for the year	2,125,099	1,773,971

Basic earnings per common share	$ 0.87	$ 0.69

Diluted earnings per common share	$ 0.87	$ 0.69

Weighted average number of common shares outstanding:
Basic	2,435,650	2,581,850
Diluted	2,435,650	2,581,850

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2014	2,704,630	$ 1,276,201	$ 600,804	$ 16,321,701	$ 18,198,706

Shares repurchased and cancelled (note 9)	(227,798)	(107,489)	-	(2,341,053)	(2,448,542)
Net income	-	-	-	1,773,971	1,773,971

August 31, 2015	2,476,832	$ 1,168,712	$ 600,804	$ 15,754,619	$ 17,524,135

Shares repurchased and cancelled (note 9)	(190,538)	(89,953)	-	(2,034,626)	(2,124,579)
Net income	-	-	-	2,125,099	2,125,099

August 31, 2016	2,286,294	$ 1,078,759	$ 600,804	$ 15,845,092	$ 17,524,655

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 2,125,099	$ 1,773,971
Items not affecting cash:
Depreciation and amortization	276,268	281,762
Gain on sale of property, plant and equipment	(5,600)	-
Deferred income taxes	(2,947)	(26,672)
Interest income on litigation	(6,661)	(26,716)
Decrease in litigation reserve	(84,010)	-

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	346,043	(1,245,319)
Decrease in note receivable	1,310	13,690
Decrease in inventory	282,558	802,554
(Increase) decrease in prepaid expenses	(113,436)	43,074
Decrease in prepaid income taxes	25,974	519,777
Increase in accounts payable and accrued liabilities	304,451	694,558

Net cash provided by operating activities	3,149,049	2,830,679

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	5,600	-
Purchase of property, plant and equipment	(926,445)	(293,380)

Net cash used in investing activities	(920,845)	(293,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(2,124,579)	(2,448,542)

Net cash used in financing activities	(2,124,579)	(2,448,542)

Net increase in cash	103,625	88,757

Cash, beginning of year	4,416,297	4,327,540

Cash, end of year	4,519,922	4,416,297

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2016, cash was $4,519,922 compared to $4,416,297 at August 31, 2015.  At August 31, 2016 and 2015, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 18 months and 30 months, respectively, and are reviewed annually for impairment.

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

The earnings per share data for the fiscal years ended August 31, 2016 and 2015 are as follows:

	2016	2015

Net income	$ 2,125,099	$ 1,773,971

Basic weighted average number of common shares outstanding	2,435,650	2,581,850

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,435,650	2,581,850

Basic and diluted earnings per common share	$ 0.87	$ 0.69

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

No options were granted during the years ended August 31, 2016 and 2015, and there were no options outstanding on August 31, 2016 or 2015.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2016 and 2015 follows:

	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,519,922	$4,519,922	$4,416,297	$4,416,297
Accounts receivable, net of allowance	3,342,204	3,342,204	3,688,247	3,688,247
Note receivable	-	-	1,310	1,310
Accounts payable and accrued liabilities	2,313,764	2,313,764	2,009,313	2,009,313

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,519,922	$4,519,922	$—	$—

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

Shipping and handling costs

The Company incurs certain expenses related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees. All costs related to these activities are included as a component of cost of sales in the consolidated statements of operations. All costs billed to the customer are included as sales in the consolidated statements of operations.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the classifications used in the current year. Refer to Note 13,”Segment Information”.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

3.

INVENTORY

A summary of inventory as of August 31, 2016 and 2015 follows:

	2016	2015

Wood products and metal products	$ 7,374,255	$ 7,376,505
Industrial tools	450,924	525,667
Agricultural seed products	243,838	449,403

	$ 8,069,017	$ 8,351,575

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2016 and 2015 follows:

	2016	2015

Office equipment	$ 615,031	$ 591,124
Warehouse equipment	1,498,960	1,520,724
Buildings	3,697,100	2,878,849
Land	761,924	761,924
	6,573,015	5,752,621

Accumulated depreciation	(3,618,420)	(3,520,910)

Net book value	$ 2,954,595	$ 2,231,711

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2016 and 2015 follows:

	2016	2015
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(743,112)	(670,405)

Net book value	$ 150,543	$ 223,250

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2016	2015

Computed tax at the federal statutory rate	$ 1,194,943	$ 1,002,996
State taxes, net of federal benefit	169,869	144,893
Depreciation	(5,834)	16,473
Inventory reserve	32,269	33,216
Other	3,547	10,699

Provision for income taxes	$ 1,394,794	$ 1,208,277

Current income taxes	$ 1,394,794	$ 1,208,277
Deferred income taxes	(2,947)	(26,672)
	$ 1,391,847	$ 1,818,605

Deferred income tax liability as of August 31, 2016 of $31,353 (August 31, 2015 – $34,300) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2016	2015

Deferred tax assets:
Allowance for inventory	$ 78,237	$ 66,745
Allowance for bad debts	-	-
Difference between book and tax depreciation	28,469	37,014

Total deferred tax assets	106,706	103,759
Valuation allowance	-	-

Net deferred tax assets	$ 106,706	$ 103,759

Net deferred tax liability	(138,059)	(138,059)

Combined net deferred tax asset (liability)	$ (31,353)	$ (34,300)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of August 31, 2016 or August 31, 2015.  At August 31, 2016, the line of credit borrowing limit was $3,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 175 basis points (Note 12(b)).

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

During the 4th quarter of fiscal 2016 ended August 31, 2016, the Company repurchased and cancelled a total of 112,152 common shares under a 10b5-1 share repurchase plan. The total cost was $1,378,701 at an average price of $12.29. The premium paid to acquire these shares over their per share book value in the amount of $1,325,994 was recorded as a decrease to retained earnings. In addition to the shares repurchased under the 10b5-1 repurchase plan, Donald Boone, President and CEO of the Company, voluntarily returned 15,000 common shares to treasury for cancellation. The Company paid no consideration for the shares. Capital stock was reduced by the book value of the shares in the amount of $7,124, with a corresponding increase to retained earnings of $7,124.

During the 3rd quarter of fiscal 2016 ended May 31, 2016, the Company repurchased and cancelled a total of 63,386 common shares under a 10b5-1 share repurchase plan. The total cost was $745,878 at an average price of $11.77 per share. The premium paid to acquire these shares over their per share book value in the amount of $715,756 was recorded as a decrease to retained earnings.

During the 4th quarter of fiscal 2015 ended August 31, 2015, the Company repurchased and cancelled a total of 4,778 common shares under a 10b5-1 share repurchase plan. The total cost was $54,491 at an average price of $11.41 per share. The premium paid to acquire these shares over their per share book value in the amount of $52,236 was recorded as a decrease to retained earnings. In addition to the shares repurchased during the quarter, Donald Boone voluntarily returned 15,000 common shares to treasury for cancellation. The Company paid no consideration for the shares. Capital stock was reduced by the book value of the shares in the amount of $7,077, with a corresponding increase to retained earnings of $7,077.

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

The Company had no stock options outstanding as of the years ended August 31, 2016 and August 31, 2015.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the years ended August 31, 2016 and 2015 the 401(k) compensation expense was $571,551 and $242,960, respectively.

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

A series of rulings and appeals between the years ended August 31, 2011 to August 31, 2015, resulted in the Company recognizing aggregate litigation income of $272,695, and aggregate interest expense of $363,366 to August 31, 2015, totaling a net loss of $90,671.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.

CONTINGENT LIABILITIES AND COMMITMENTS (cont’d…)

During the year ended August 31, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). The litigation expense of $115,990 represents the difference between the Settlement Payment, and the litigation reserve balance on the date of settlement of $84,010 which is net of interest income recognized for the period. As a result, to the date of settlement during the year ended August 31, 2016, the Company has recognized aggregate litigation income, and aggregate interest expense of $156,705, and $363,366 respectively, resulting in an aggregate loss of $206,661.

A summary of the litigation reserve is as follows:

	August 31, 2016	August 31, 2015

Litigation settlement (1)	$ (84,010)	$ -
Litigation reserve	84,010	117,387
Interest expense	-	-
Interest income	-	(26,716)
Total	$ -	$ 90,671

(1)

The litigation reserve was reversed in full upon the settlement reached during the year ended August 31, 2016.

b)

At August 31, 2016 and August 31, 2015 the Company had an un-utilized line-of-credit of $3,000,000 (Note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the years ended August 31:

	2016	2015

Sales to unaffiliated customers:
Industrial wood products	$4,704,087	$4,672,782
Lawn, garden, pet and other	39,286,126	32,904,189
Seed processing and sales	2,927,408	2,776,556
Industrial tools and clamps	1,193,377	1,884,624
	$48,110,998	$42,238,151

Income (loss) before income taxes:
Industrial wood products	$(8,898)	$91,552
Lawn, garden, pet and other	3,253,673	2,118,156
Seed processing and sales	(193,208)	(23,096)
Industrial tools and clamps	(100,986)	86,184
Corporate and administrative	569,312	682,780
	$3,519,893	$2,955,576

Identifiable assets:
Industrial wood products	$787,093	$1,854,307
Lawn, garden, pet and other	10,325,984	8,799,762
Seed processing and sales	359,070	878,373
Industrial tools and clamps	559,582	856,287
Corporate and administrative	7,838,043	7,269,690
	19,869,772	$19,658,419

Depreciation and amortization:
Industrial wood products	$655	$981
Lawn, garden, pet and other	41,283	53,549
Seed processing and sales	10,783	10,899
Industrial tools and clamps	1,856	2,667
Corporate and administrative	221,691	213,666
	$276,268	$281,762

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	910,713	-
Seed processing and sales	15,732	-
Industrial tools and clamps	-	-
Corporate and administrative	-	293,380
	$926,445	$293,380

Interest expense:	$-	$-

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2016	2015

Sales	$23,725,076	$18,124,573

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2016	2015

United States	$44,568,899	$39,491,806
Canada	1,465,208	1,166,254
Mexico/Latin America	1,963,994	1,452,221
Europe	6,926	-
Asia/Pacific	94,285	112,746
Middle East	11,686	12,164
Africa	-	2,960
	$48,110,998	$42,238,151

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2016 and 2015.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2016, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 62%. At August 31, 2015, one customer accounted for accounts receivable great than 10% of total accounts receivable for a total of 30%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2016, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $21,741,249. For the fiscal year ended August 31, 2015, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $18,852,104.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2016 and 2015 are summarized as follows:

	2016	2015

Cash paid during the year for:
Interest	$-	$-
Income taxes	$1,371,707	$688,270

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2016 and 2015 and for the years then ended is included on Page 18 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2016 and 2015 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2016 and 2015, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 2, 2016

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2016

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year
August 31, 2016

Allowance deducted from related Balance sheet account:
Inventory	$ 120,824	$ 55,893	$ -	$ -	$ 176,717

August 31, 2015

Allowance deducted from related Balance sheet account:
Inventory	$ 111,756	$ 9,068	$ -	$ -	$ 120,824

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and Principal Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2016.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 2, 2016 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone (2)	76	July 1987
Ralph E. Lodewick (1) (2)	81	February 2008
Frank G. Magdlen (1) (2)	69	January 2013
Adrian Russell-Falla (1) (2)	54	May 2015

(1)

Member of Audit Committee.

(2)

Resident of Oregon, USA and citizen of the United States.

Table No. 5 lists, as of November 2, 2016, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Donald M. Boone	President, Chief Executive Officer and Treasurer	76	July 1987
Michael C. Nasser	Corporate Secretary	70	July 1987

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

The audit committee met two times in fiscal 2015 and two times in fiscal 2016.

Compliance with Section 16(a) of the Exchange Act.

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms, and management has determined that a Form 4 filed by Donald Boone on June 22, 2016 was not filed on a timely basis.

Other than the Form 4 filing named above, there were no other reports that failed to be filed on a timely basis as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2016, 2015 and 2014 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Table No. 6

Summary Compensation Table

Executive Officers

Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.

Donald Boone, President, Chief Executive Officer, Treasurer, Principal Financial Officer (1)
	2016	$ 19,240	$ -	$ -	$ -	$ -	$ -	$ 6,207
	2015	$ 29,017	$ -	$ -	$ -	$ -	$ -	$ 5,040
	2014	$ 36,000	$ -	$ -	$ -	$ -	$ -	$ 4,320

Michael Nasser, Corporate Secretary
	2016	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 15,000
	2015	$177,000	$24,290	$ -	$ -	$ -	$ -	$ 8,400
	2014	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 7,200

Murray Smith, Former Chief Financial Officer (2)
	2015	$ 68,596	$ -	$ -	$ -	$ -	$ -	$ 8,400
	2014	$ 87,000	$ -	$ -	$ -	$ -	$ -	$ 7,200

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

Other than participation in the Company’s stock option plan and 401(k), no funds were set aside or accrued during fiscal 2016 to provide pension, retirement or similar benefits for directors or executive officers.

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

No options were granted during fiscal 2015 or fiscal 2016, and as of August 31, 2016 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. In fiscal 2016, the Company made an additional 10% contribution for all eligible employees as a one-time compensation bonus. For the years ended August 31, 2016 and 2015 the 401(k) compensation expense was $571,551 and $242,960, respectively.  The contributions for Donald Boone were $6,207 and $5,040 for the fiscal years ended August 31, 2016 and 2015 respectively.  The contributions for Michael Nasser were $15,000 and $8,400 for the fiscal years ended August 31, 2016 and 2015 respectively.  The contribution for Murray Smith was $Nil and $8,400 for the fiscal years ended August 31, 2016 and 2015 respectively.  There are no un-funded liabilities.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2016 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2016 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2016 the following cash payments were paid to directors to compensate them for board meetings attended:  Frank Magdlen $4,200 (fiscal 2015 - $3,400), Ralph Lodewick $4,200 (fiscal 2015 - $4,200), Adrian Russell-Falla $1,800 (fiscal 2015 - $Nil), and Ted Sharp $Nil (fiscal 2015 - $4,600). Ted Sharp died on March 20, 2015, and Adrian Russell-Falla was named to the Board effective May 11, 2015.

Executive Officer Compensation

The Company has no compensation committee and a majority of the board of directors performs equivalent functions.

As in prior years all judgments regarding executive compensation for fiscal 2016 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2016 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2016 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

The board of director’s basis for Donald Boone’s compensation was set many years ago, and this compensation remained unchanged at his request.  This amount of compensation is substantially less than what would ordinarily be considered as normal compensation for being Chief Executive Officer of the Company. During fiscal 2015, Mr. Boone requested that his compensation be reduced from $36,000 annually to $9.25 per hour, the then current minimum wage in the State of Oregon. The reduction was approved by the Board of Directors and became effective April 1, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation.  It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 2, 2016.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone	750,769	32.8%
Common	Michael C. Nasser	251,694	11.0%
Common	Ralph Lodewick	Nil	-
Common	Frank Magdlen	Nil	-
Common	Adrian Russell-Falla	Nil	-

Total directors, executive officers, and 5% shareholders		1,002,463	43.8%

(1)

Based on 2,286,294 shares outstanding as of November 2, 2016.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2016	2015

Audit fees	$ 90,000	$ 90,000
Tax fees	8,500	3.500
All other fees (1)	24,750	24,750

Total	$ 123,250	$ 118,250

(1)  FY2016:

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 2, 2016	By: /s/ “Donald M. Boone” Donald M. Boone, President/CEO/Treasurer/Director/Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 2, 2016	By: /s/ “Donald M. Boone” Donald M. Boone, President/CEO/Treasurer/Director/Principal Financial Officer

Dated: November 2, 2016	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary

Dated: November 2, 2016	By: /s/ “Ralph E. Lodewick” Ralph E. Lodewick, Director

Dated: November 2, 2016	By: /s/ “Frank Magdlen” Frank Magdlen, Director

Dated: November 2, 2016	By: /s/ “Adrian Russell-Falla” Adrian Russell-Falla, Director

