Form 10-Q
period 2016-11-30
JEWETT CAMERON TRADING CO LTD
filed 2017-01-17
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,286,294 common shares as of January 17, 2017.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2016

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2016	August 31, 2016

ASSETS

Current assets
Cash	$ 4,899,362	$ 4,519,922
Accounts receivable, net of allowance of $Nil (August 31, 2016 - $Nil)	3,386,389	3,342,204
Inventory, net of allowance of $167,584 (August 31, 2016 - $176,717) (note 3)	7,688,609	8,069,017
Prepaid expenses	862,118	832,895
Prepaid income taxes	-	596

Total current assets	16,836,478	16,764,634

Property, plant and equipment, net (note 4)	3,129,753	2,954,595

Intangible assets, net (note 5)	132,367	150,543

Total assets	$ 20,098,598	$ 19,869,772

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2016	August 31, 2016

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 618,293	$ 839,972
Accrued liabilities	1,130,568	1,473,792
Income taxes payable	310,974	-

Total current liabilities	2,059,835	2,313,764

Deferred tax liability (note 6)	28,188	31,353

Total liabilities	2,088,023	2,345,117

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,286,294 common shares (August 31, 2016 – 2,286,294)	1,078,759	1,078,759
Additional paid-in capital	600,804	600,804
Retained earnings	16,331,012	15,845,092

Total stockholders’ equity	18,010,575	17,524,655

Total liabilities and stockholders’ equity	$ 20,098,598	$ 19,869,772

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2016	2015

SALES	$ 10,421,804	$ 11,941,508

COST OF SALES	8,027,362	9,561,653

GROSS PROFIT	2,394,442	2,379,855

OPERATING EXPENSES
Selling, general and administrative expenses	551,048	542,793
Depreciation and amortization	68,640	75,513
Wages and employee benefits	982,249	876,345

	1,601,937	1,494,651

Income from operations	792,505	885,204

OTHER ITEM
Interest and other income	1,820	8,734
	1,820	8,734

Income before income taxes	794,325	893,938

Income tax expense	(308,405)	(361,693)

Net income	$ 485,920	$ 532,245

Basic earnings per common share	$ 0.21	$ 0.21

Diluted earnings per common share	$ 0.21	$ 0.21

Weighted average number of common shares outstanding:
Basic	2,286,294	2,476,832
Diluted	2,286,294	2,476,832

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2015	2,476,832	$ 1,168,712	$ 600,804	$ 15,754,619	$ 17,524,135

Shares repurchased and cancelled (note 9)	(190,538)	(89,953)	-	(2,034,626)	(2,124,579)
Net income	-	-	-	2,125,099	2,125,099

August 31, 2016	2,286,294	1,078,759	600,804	15,845,092	17,524,655

Net income	-	-	-	485,920	485,920

November 30 2016	2,286,294	$ 1,078,759	$ 600,804	$ 16,331,012	$ 18,010,575

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods Ended November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 485,920	$ 532,245
Items not involving an outlay of cash:
Depreciation and amortization	68,640	75,513
Deferred income taxes	(3,165)	12,805
Interest income on litigation	-	(6,661)

Changes in non-cash working capital items:
Increase in accounts receivable	(44,185)	(631,579)
Decrease in inventory	380,408	189,334
Decrease in note receivable	-	950
Decrease in prepaid income taxes	596	26,570
(Increase) in prepaid expenses	(29,223)	(333,009)
(Decrease) increase in accounts payable and accrued liabilities	(564,903)	88,686
Increase in income taxes payable	310,974	-

Net cash provided by (used by) operating activities	605,062	(45,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(225,622)	(10,526)

Net cash used in investing activities	(225,622)	(10,526)

Net increase (decrease) in cash	379,440	(55,672)

Cash, beginning of period	4,519,922	4,416,297

Cash, end of period	$ 4,899,362	$ 4,360,625

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2016 and August 31, 2016 and its results of operations and cash flows for the three month periods ended November 30, 2016 and November 30, 2015 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three month period ended November 30, 2016 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2017.

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

November 30, 2016

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2016, cash was $4,899,362 compared to $4,519,922 at August 31, 2016.  At November 30, 2016 and August 31, 2016, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 15 months and 27 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

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

The earnings per share data for the three months ended November 30, 2016 and November 30, 2015 are as follows:

	2016	2015

Net income	$ 485,920	$ 532,245

Basic weighted average number of common shares outstanding	2,286,294	2,476,832

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,286,294	2,476,832

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

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

No options were granted during the three month period ended November 30, 2016, and there were no options outstanding on November 30, 2016.

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

Notes receivable - the carrying amounts approximate fair value due to the short-term nature of the amount.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2016 and August 31, 2016 follows:

	November 30, 2016		August 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,899,362	$4,899,362	$4,519,922	$4,519,922
Accounts receivable, net of allowance	3,386,389	3,386,389	3,342,204	3,342,204
Accounts payable and accrued liabilities	1,748,861	1,748,861	2,313,764	2,313,764

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,899,362	$4,899,362	$—	$—

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

November 30, 2016

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2016	August 31, 2016

Wood products and metal products	$ 6,973,477	$ 7,374,255
Industrial tools	404,425	450,924
Agricultural seed products	310,707	243,838

	$ 7,688,609	$ 8,069,017

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2016	August 31, 2016

Office equipment	$ 624,140	$ 615,031
Warehouse equipment	1,498,960	1,498,960
Buildings	3,913,613	3,697,100
Land	761,924	761,924
	6,798,637	6,573,015

Accumulated depreciation	(3,668,884)	(3,618,420)

Net book value	$ 3,129,753	$ 2,954,595

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2016	August 31, 2016
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655

Accumulated amortization	(761,288)	(743,112)

Net book value	$ 132,367	$ 150,543

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2016 of $28,188 (August 31, 2016 – $31,353) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of November 30, 2016 or August 31, 2016.

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

November 30, 2016

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

The Company had no stock options outstanding as of November 30, 2016 and August 31, 2016.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a semi-annual enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. For the quarters ended November 30, 2016 and 2015 the 401(k) compensation expense was $53,570 and $39,843, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

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

During the year ended August 31, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). During the year ended August 31, 2016, litigation expense of $115,990 was recorded. As a result, to the date of settlement during the year ended August 31, 2016, the Company has recognized aggregate litigation income, and aggregate interest expense of $156,705, and $363,366 respectively, resulting in an aggregate loss of $206,661.

b)

At November 30, 2016 and August 31, 2016 the Company had an un-utilized line-of-credit of $3,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the three month periods ended November 30:

	2016	2015

Sales to unaffiliated customers:
Industrial wood products	$ 959,616	$ 1,553,523
Lawn, garden, pet and other	8,419,027	8,868,811
Seed processing and sales	479,111	1,221,409
Industrial tools and clamps	564,050	297,765
	$ 10,421,804	$ 11,941,508

Income (loss) before income taxes:
Industrial wood products	$ (28,462)	$ 37,249
Lawn, garden, pet and other	527,220	665,399
Seed processing and sales	36,811	47,195
Industrial tools and clamps	40,407	(29,015)
Corporate and administrative	218,349	173,110
	$ 794,325	$ 893,938

Identifiable assets:
Industrial wood products	$ 1,187,525	$ 1,534,523
Lawn, garden, pet and other	9,579,500	9,975,028
Seed processing and sales	452,678	853,665
Industrial tools and clamps	532,897	627,344
Corporate and administrative	8,345,998	7,294,934
	$ 20,098,598	$ 20,285,494

Depreciation and amortization:
Industrial wood products	$ 83	$ 245
Lawn, garden, pet and other	10,715	15,440
Seed processing and sales	3,174	2,666
Industrial tools and clamps	328	600
Corporate and administrative	54,340	56,562
	$ 68,640	$ 75,513

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	225,622	10,526
	$ 225,622	$ 10,526

Interest expense:	$ -	$ 24

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30:

	2016	2015

Sales	$ 5,524,416	$ 5,509,701

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the quarter ended November 30:

	2016	2015

United States	$ 9,881,253	$ 10,830,787
Canada	268,062	164,289
Europe	12,408	-
Mexico/Latin America	233,594	916,822
Asia/Pacific	26,487	29,610

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2016 and 2015.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2016, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 70%. At November 30, 2015, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 61%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2016, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,180,581. For the three months ended November 30, 2015, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $5,558,778.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2016

(Unaudited)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30 are summarized as follows:

	2016	2015

Cash paid during the periods for:
Interest	$-	$24
Income taxes	$-	$-

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2016 and August 31, 2016 and its results of operations and cash flows for the three month periods ended November 30, 2016 and November 30, 2015 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2016 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2017.

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a manufacturer and distributor of specialty metal products and a wholesaler of wood products formerly conducted by JCLC. Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2016 and November 30, 2015

For the three months ended November 30, 2016, sales decreased by $1,519,704 to $10,421,804 from $11,941,508 for the three months ended November 30, 2015.

Sales at Greenwood were $959,616 for the three months ended November 30, 2016 compared to sales of $1,553,523 for the three months ended November 30, 2015, which was a decrease of $593,997, or 38%. Sales have begun to rebound as the Company has obtained new customers and new uses for its products, but due to the continued weakness in the marine industry, overall demand remains below historical levels. For the quarter, Greenwood had an operating loss of ($28,462) compared to operating income of $37,249 in the three months ended November 30, 2015.

Sales at JCC were $8,419,027 for the three months ended November 30, 2016 compared to sales of $8,868,811 for the three months ended November 30, 2015, which was a decrease of $449,784, or 5%. The decrease in sales for the current period was primarily due to higher than normal sales in the prior year’s quarter due to the Company receiving and shipping seasonal orders from certain customers earlier than in previous years. Operating income for JCC was $527,220 for the three months ended November 30, 2016, which was a decrease of $138,179 from the operating income $665,399 for the three months ended November 30, 2015. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at JCSC were $479,111 for the three months ended November 30, 2016 compared to sales of $1,221,409 for the three months ended November 30, 2015. This represents a decrease of $742,298, or 61%. The decline in sales was largely due to lower per pound seed prices in the current quarter compared to 2015 when the persistent drought in the Western US and in other seed growing areas temporarily boosted prices due to smaller harvested yields. Operating income for JCSC for the quarter was $36,811 compared to operating income of $47,195 for the quarter ended November 30, 2015.

Sales at MSI were $564,050 for the quarter ended November 30, 2016 compared to sales of $297,765 for the quarter ended November 30, 2015, which was an increase of $266,285, or 89%. The higher sales in the current quarter are attributable to a large seasonal order from an existing customer which was placed earlier than in prior years. Operating income for MSI for the three months ended November 30, 2016 was $40,407 compared to an operating loss of ($29,015) for the three months ended November 30, 2015.

Gross margin for the three month period ended November 30, 2016 was 23.0% compared to 19.9% for the three months ended November 30, 2015.

Operating expenses increased by $107,286 to $1,601,937 from $1,494,651 for the three months ended November 30, 2016. Selling, General and Administrative Expenses rose to $551,048 from $542,793. Depreciation and Amortization decreased to $68,640 from $75,513. Wages and Employee Benefits increased to $982,249 from $876,345. During the current quarter, the Company hired Charlie Hopewell as Chief Operating Officer of the Jewett Cameron Companies. This is a new position, and Mr. Hopewell is responsible for the day-to-day operations of the Company and its subsidiaries.

The Company's income tax expense in the current period was $308,405 compared to $361,693 for the three months ended November 30, 2015. Net income for the three months ended November 30, 2016 was $485,920, or $0.21 per basic and diluted share, compared to net income of $532,245, or $0.21 per basic and diluted share, for the three months ended November 30, 2015. The per share net income in the current period benefited from a lower weighted average number of shares outstanding due to the repurchases of common shares in fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2016, the Company had working capital of $14,776,643 compared to working capital of $14,450,870 as of August 31, 2016, an increase of $325,773. Cash totaled $4,899,362, an increase of $379,440. Accounts receivable rose to $3,386,389 from $3,342,204 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $380,408 and prepaid expenses, which are largely related to down payments for future inventory purchases, increased by $29,223. Prepaid taxes declined by $596 to $Nil.

Accounts payable decreased by $221,679 and accrued liabilities decreased by $343,224. Income taxes payable increased by $310,974.

As of November 30, 2016, accounts receivable and inventory represented 66% of current assets and 55% of total assets. For the three months ended November 30, 2016, the accounts receivable collection period, or DSO, was 30 days compared to 33 days for the three months ended November 30, 2015. Inventory turnover to the three months ended November 30, 2016 was 89 days compared to 79 days for the three months ended November 30, 2015.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of November 30, 2016, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2016 the one month LIBOR rate plus 175 basis points was 2.37% (0.62% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

In May 2016, the Company received its final permits for the construction of a warehouse expansion at its headquarters property in North Plains. The completed building measures 150 feet by 80 feet and has a height of 37 feet, and will be used for several new product lines. Subsequent to the end of the current period, the Company received its conditional occupation permits and intends to begin utilizing the new expansion during the second quarter of fiscal 2017.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  The Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On February 11, 2015, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 300,000 common shares through the facilities of NASDAQ Stock Market ("NASDAQ"). Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. The plan commenced on February 17, 2015 and was terminated by the Board on July 17, 2015. Under the Plan, the Company repurchased a total of 93,829 common shares at a cost of $1,156,066 which is an average price of $12.32.

On March 7, 2016, the Company announced the Board of Directors approved a new share purchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. The terms of the plan are similar to the February 11, 2015 repurchase plan. The plan commenced on March 10, 2016 and terminated on August 25, 2016. Under the Plan, the Company repurchased a total of 175,538 common shares at a cost of $2,124,579 which is an average price of $12.10.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 3,610 shares for the three months ended November 30, 2016. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2016, our top ten customers represented 79% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2016. However, the Company is exposed to interest rate risk.

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

During the year ended August 31, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). During the year ended August 31, 2016, litigation expense of $115,990 was recorded. As a result, to the date of settlement during the year ended August 31, 2016, the Company has recognized aggregate litigation income, and aggregate interest expense of $156,705, and $363,366 respectively, resulting in an aggregate loss of $206,661.

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

January 17, 2017

/s/  “Donald M. Boone”

Donald M. Boone,

President/CEO/Treasurer/Director/CFO

