Form 10-Q
period 2017-02-28
JEWETT CAMERON TRADING CO LTD
filed 2017-04-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,286,294 common shares as of April 13, 2017.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2017

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2017	August 31, 2016

ASSETS

Current assets
Cash	$ 2,018,532	$ 4,519,922
Accounts receivable, net of allowance of $1,308 (August 31, 2016 - $Nil)	4,547,741	3,342,204
Inventory, net of allowance of $167,057 (August 31, 2016 - $176,717) (note 3)	8,886,243	8,069,017
Prepaid expenses	807,693	832,895
Prepaid income taxes	149,487	596

Total current assets	16,409,696	16,764,634

Property, plant and equipment, net (note 4)	3,175,002	2,954,595

Intangible assets, net (note 5)	114,190	150,543

Total assets	$ 19,698,888	$ 19,869,772

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2017	August 31, 2016

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 302,684	$ 839,972
Accrued liabilities	1,049,803	1,473,792

Total current liabilities	1,352,487	2,313,764

Deferred tax liability (note 6)	26,813	31,353

Total liabilities	1,379,300	2,345,117

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,286,294 common shares (August 31, 2016 – 2,286,294)	1,078,759	1,078,759
Additional paid-in capital	600,804	600,804
Retained earnings	16,640,025	15,845,092

Total stockholders’ equity	18,319,588	17,524,655

Total liabilities and stockholders’ equity	$ 19,698,888	$ 19,869,772

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the end of February		Six Month Periods to the end of February
	2017	2016	2017	2016

SALES	$ 9,499,286	$ 11,188,133	$ 19,921,089	$ 23,129,641

COST OF SALES	7,370,224	9,152,554	15,397,585	18,714,207

GROSS PROFIT	2,129,062	2,035,579	4,523,504	4,415,434

OPERATING EXPENSES
Selling, general and administrative expenses	453,668	531,423	1,004,717	1,074,216
Depreciation and amortization	69,368	68,470	138,007	143,983
Wages and employee benefits	1,057,792	1,095,069	2,040,041	1,971,414
	1,580,828	1,694,962	3,182,765	3,189,613

Income from operations	548,234	340,617	1,340,739	1,225,821

OTHER ITEMS
(Loss) gain on sale of property, plant and equipment	(393)	5,600	(393)	5,600
Interest and other income	2,000	1,800	3,820	10,534
Litigation expense (Note 12(a))	-	(115,990)	-	(115,990)
	1,607	(108,590)	3,427	(99,856)

Income before income taxes	549,841	232,027	1,344,166	1,125,965

Income tax expense	(240,828)	(100,067)	(549,233)	(461,760)

Net income	$ 309,013	$ 131,960	$ 794,933	$ 664,205

Basic earnings per common share	$ 0.14	$ 0.05	$ 0.35	$ 0.27

Diluted earnings per common share	$ 0.14	$ 0.05	$ 0.35	$ 0.27

Weighted average number of common shares outstanding:
Basic	2,286,294	2,476,832	2,286,294	2,476,832
Diluted	2,286,294	2,476,832	2,286,294	2,476,832

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2015	2,476,832	$ 1,168,712	$ 600,804	$ 15,754,619	$ 17,524,135

Shares repurchased and cancelled (note 9)	(190,538)	(89,953)	-	(2,034,626)	(2,124,579)
Net income	-	-	-	2,125,099	2,125,099

August 31, 2016	2,286,294	1,078,759	600,804	15,845,092	17,524,655

Net income	-	-	-	794,933	794,933

February 28, 2017	2,286,294	$ 1,078,759	$ 600,804	$ 16,640,025	$ 18,319,588

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period to the end of February		Six Month Period to the end of February
	2017	2016	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 309,013	$ 131,960	$ 794,933	$ 664,205
Items not involving an outlay of cash:
Depreciation and amortization	69,368	68,470	138,007	143,983
Loss (gain) on sale of property, plant and equipment	393	(5,600)	393	(5,600)
Deferred income taxes	7,705	(9,301)	4,540	3,504
Interest income on litigation	-	-	-	(6,661)
Decrease in litigation reserve	-	(84,010)	-	(84,010)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	(1,161,352)	535,231	(1,205,537)	(96,348)
Decrease (increase) in inventory	(1,197,634)	651,225	(817,226)	840,559
Decrease in note receivable	-	360	-	1,310
Decrease in prepaid expenses	54,425	543,620	25,202	210,611
Increase in prepaid income taxes	(149,487)	(159,031)	(148,891)	(132,461)
Decrease in accounts payable and accrued liabilities	(396,374)	(373,786)	(961,277)	(285,100)
Decrease in income taxes payable	(310,974)	-	-	-

Net cash provided by (used in) operating activities	(2,774,917)	1,299,138	(2,169,856)	1,253,992

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(109,393)	(37,376)	(335,014)	(47,902)
Proceeds from sale of property, plant and equipment	3,480	5,600	3,480	5,600

Net cash used in investing activities	(105,913)	(31,776)	(331,534)	(42,302)

Net increase (decrease) in cash	(2,880,830)	1,267,362	(2,501,390)	1,211,690

Cash, beginning of period	4,899,362	4,360,625	4,519,922	4,416,297

Cash, end of period	$ 2,018,532	$ 5,627,987	$ 2,018,532	$ 5,627,987

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2017 and August 31, 2016 and its results of operations and cash flows for the three and six month periods ended February 28, 2017 and February 29, 2016 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and six month periods ended February 28, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2017.

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

February 28, 2017

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At February 28, 2017, cash was $2,018,532 compared to $4,519,922 at August 31, 2016.  At February 28, 2017 and August 31, 2016, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 12 months and 24 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and six month periods ended February 28, 2017 and February 29, 2016 are as follows:

	Three Month Periods to the end of February,		Six Month Periods to the end of February

	2017	2016	2017	2016

Net income	$ 309,013	$ 131,960	$ 794,933	$ 664,205

Basic weighted average number of common shares outstanding	2,286,294	2,476,832	2,286,294	2,476,832

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,286,294	2,476,832	2,286,294	2,476,832

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 28, 2017, and there were no options outstanding on February 28, 2017.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of February 28, 2017 and August 31, 2016 follows:

	February 28, 2017		August 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$2,018,532	$2,018,532	$4,519,922	$4,519,922
Accounts receivable, net of allowance	4,547,741	4,547,741	3,342,204	3,342,204
Accounts payable and accrued liabilities	1,352,487	1,352,487	2,313,764	2,313,764

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,018,532	$2,018,532	$—	$—

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

February 28, 2017

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

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2017	August 31, 2016

Wood products and metal products	$ 8,285,145	$ 7,374,255
Industrial tools	395,041	450,924
Agricultural seed products	206,057	243,838

	$ 8,886,243	$ 8,069,017

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2017	August 31, 2016

Office equipment	$ 544,584	$ 615,031
Warehouse equipment	1,266,050	1,498,960
Buildings	3,990,308	3,697,100
Land	761,924	761,924
	6,562,866	6,573,015

Accumulated depreciation	(3,387,864)	(3,618,420)

Net book value	$ 3,175,002	$ 2,954,595

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2017	August 31, 2016
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655

Accumulated amortization	(779,465)	(743,112)

Net book value	$ 114,190	$ 150,543

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of February 28, 2017 of $26,813 (August 31, 2016 – $31,353) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of February 28, 2017 or August 31, 2016.

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

February 28, 2017

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

The Company had no stock options outstanding as of February 28, 2017 and August 31, 2016.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $60,000 of eligible compensation. During the quarter ended February 29, 2016, the Company made an additional 10% contribution for all eligible employees as a one-time compensation bonus. For the six month periods ended February 28, 2017 and February 29, 2016, the 401(k) compensation expense was $160,157 and $279,975, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

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

During the year ended August 31, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). During the six months ended February 29, 2016 and year ended August 31, 2016, litigation expense of $115,990 was recorded. As a result, to the date of settlement during the year ended August 31, 2016, the Company recognized aggregate litigation income, and aggregate interest expense of $156,705, and $363,366 respectively, resulting in an aggregate loss of $206,661.

b)

At February 28, 2017 and August 31, 2016, the Company had an un-utilized line-of-credit of $3,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the six month periods ended February 28, 2017 and February 29, 2016:

	2017	2016

Sales to unaffiliated customers:
Industrial wood products	$ 1,697,032	$ 2,858,363
Lawn, garden, pet and other	15,585,202	17,376,563
Seed processing and sales	1,638,954	2,348,469
Industrial tools and clamps	999,901	546,246
	$ 19,921,089	$ 23,129,641

Income (loss) before income taxes:
Industrial wood products	$ (63,876)	$ 44,412
Lawn, garden, pet and other	893,787	1,048,667
Seed processing and sales	84,030	(51,425)
Industrial tools and clamps	65,911	(81,262)
Corporate and administrative *	364,314	165,574
	$ 1,344,166	$ 1,125,966

Identifiable assets:
Industrial wood products	$ 912,060	$ 1,457,118
Lawn, garden, pet and other	11,390,537	8,814,395
Seed processing and sales	505,684	664,569
Industrial tools and clamps	671,308	504,438
Corporate and administrative	6,219,299	8,509,837
	$ 19,698,888	$ 19,950,357

Depreciation and amortization:
Industrial wood products	$ 165	$ 490
Lawn, garden, pet and other	18,275	23,828
Seed processing and sales	6,482	5,332
Industrial tools and clamps	657	1,199
Corporate and administrative	112,428	113,134
	$ 138,007	$ 143,983

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	335,014	47,902
	$ 335,014	$ 47,902

Interest expense:	$ -	$ -

*

Litigation expense incurred during the period ended February 29, 2016 of $115,990 is included in this balance (Note 12(a)).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2017 and February 29, 2016:

	2017	2016

Sales	$ 9,159,127	$ 10,958,881

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2017 and February 29, 2016:

	2017	2016

United States	$ 18,635,193	$ 20,857,137
Canada	866,057	611,644
Mexico/Latin America	362,556	1,601,811
Europe	12,408	-
Asia/Pacific	44,875	59,049

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2017 and February 29, 2016.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At February 28, 2017, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 52%. At February 29, 2016, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 59%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2017, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $7,425,603. For the six months ended February 29, 2016, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $9,607,690.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2017

(Unaudited)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2017 and February 29, 2016 are summarized as follows:

	2017	2016

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$686,485	$590,657

There were no non-cash investing or financing activities during the periods presented.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2017 and August 31, 2016 and its results of operations and cash flows for the three and six month periods ended February 28, 2017 and February 29, 2016 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2017.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2017 and February 29, 2016

For the three months ended February 28, 2017, sales decreased $1,688,847 to $9,499,286 from $11,188,133. This represents a decrease of 15%.

Sales at Greenwood were $737,417 for the three months ended February 28, 2017 compared to sales of $1,304,839 for the three months ended February 29, 2016, which was a decrease of $567,422, or 43%. Overall demand for Greenwood’s products continue to lag historic levels. For the three months ended February 28, 2017, Greenwood had an operating loss of ($35,414) compared to operating income of $7,163 for the three months ended February 29, 2016.

Sales at JCC were $7,166,175 for the three months ended February 28, 2017 compared to sales of $8,507,752 for the three months ended February 29, 2016. This represents a decrease of $1,341,577, or 16%. During the period, management has worked to broaden its sales channels, including online and internationally. Sales in the prior year’s period were positively affected by certain existing customers placing and receiving seasonal orders earlier than in prior years. Operating income for the current quarter was $573,208 compared to income of $568,289 for the quarter ended February 29, 2016. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at JCSC were $1,159,843 for the three months ended February 28, 2017 compared to sales of $1,127,060 for the three months ended February 29, 2016, which was an increase of $32,783, or 3%. The price of grass seed has been strengthening, which has been helped by continued increases in residential home construction. Operating income at JCSC for the quarter was $55,193 compared to an operating loss of ($87,359) for the quarter ended February 29, 2016.

Sales at MSI were $435,851 for the three months ended February 28, 2017 compared to sales of $248,482 for the three months ended February 29, 2016, which was an increase of $187,369, or 75%. The higher sales in the current quarter were primarily due to management’s efforts to develop new eCommerce sales channels for the tool and clamp products. Operating income for MSI was $32,414 for the quarter ended February 28, 2017 compared to an operating loss of ($46,036) for the quarter ended February 29, 2016.

Gross margin for the three months ended February 28, 2017 was 22.4% compared to 18.2% for the three months ended February 29, 2016.

Operating expenses decreased by $114,134 to $1,580,828 from $1,694,962 for the three months ended February 29, 2016. Selling, General and Administrative Expenses fell to $453,668 from $531,423. Wages and Employee Benefits decreased slightly by $37,277 to $1,057,792 from $1,095,069 as the Company made an additional 10% contribution to each eligible employee’s 401(k) plan as a one-time compensation bonus in the three months ended February 29, 2016. Depreciation and Amortization increased slightly to $69,368 from $68,470.

Income tax expense for the three month period ended February 28, 2017 was $240,828 compared to $100,067 for the quarter ended February 29, 2016. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended February 28, 2017 was $309,013, or $0.14 per basic and diluted share, compared to net income of $131,960, or $0.05 per basic and diluted share, for the quarter ended February 29, 2016. The net income for the prior year’s quarter was negatively affected by a one-time litigation loss. The Company and Greenwood Forest Products, Inc. settled their litigation dating from the Company’s acquisition of certain inventory from Greenwood Forest in 2003. Both parties determined it was prudent to settle the original claim and counter-claim due to the high cost of the litigation, which had been remanded back to the Oregon Court of Appeals in September 2015 for a third time. The Company recorded a one-time litigation loss of $115,990 related to the settlement of all the outstanding claims and related costs during the quarter ended February 29, 2016.

Six Months Ended February 28, 2017 and February 29, 2016

For the six months ended February 28, 2017, sales decreased by $3,208,552, or 14% to $19,921,089 from sales of $23,129,641 recorded in the six month period ended February 29, 2016.

Sales at Greenwood were $1,697,032 for the six months ended February 28, 2017 compared to sales of $2,858,363 for the six months ended February 29, 2016, a decline of $1,161,331, or 41%. Sales in the first half of fiscal 2017 have been slow but the Company expects some improvement in the second half of the year as certain primary customers have indicated they will be adding orders. Operating loss for Greenwood for the six months ended February 28, 2017 was ($63,876) compared to operating income of $44,412 for the six months ended February 29, 2016.

Sales at JCC were $15,585,202 for the six months ended February 28, 2017 compared to sales of $17,376,563 for the six months ended February 29, 2016, which was a decrease of $1,791,361, or 10%. In the current period, management has endeavored to broaden JCC’s sales channels, including increasing eCommerce sales and establishing a dedicated sales team to obtain new customers in international markets. The decrease in sales from the prior year’s period was primarily due to higher than normal sales in the six months ended February 29, 2016 as the Company received and shipped seasonal orders from certain customers earlier than in previous years. Operating income at JCC was $1,294,640 compared to $1,408,252 for the six months ended February 29, 2016. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the six months ended February 28, 2017 were $1,638,954 compared to sales of $2,348,469 for the six months ended February 29, 2016. This represents a decrease of $709,515, or 30%. The decline in sales was largely due to lower per pound seed prices in the current six month period compared to the comparable prior year’s period when the persistent drought in the Western US and in other seed growing areas temporarily boosted prices due to smaller harvested yields. Operating income for the six months ended February 28, 2017 was $96,864 compared to an operating loss for the six months ended February 29, 2016 of ($29,405).

Sales at MSI were for the six months ended February 28, 2017 were $999,901, which was an increase of $453,656, or 83%, compared to sales of $546,245 for the six months ended February 29, 2016. Management has worked to increase eCommerce sales and has also begun to build stronger relationships with distributors. Sales in the prior year’s period were negatively affected by the Company’s reduction of prices on certain products due to increased competitiveness in certain segments. Operating income at MSI for the six months ended February 28, 2017 was $79,696 compared to an operating loss of ($68,301) for the six months ended February 29, 2016.

Gross margin for the six month period ended February 28, 2017 was 22.7% compared to 19.1% for the six months ended February 29, 2016.

Operating expenses for the six months ended February 28, 2017 were relatively unchanged at $3,182,765 from expenses of $3,189,613 for the six month period ended February 29, 2016. Selling, General and Administrative Expenses declined to $1,004,717 from $1,074,216. Wages and Employee Benefits increased to $2,040,041 from $1,971,414 as the Company hired Charlie Hopewell as Chief Operating Officer. Mr. Hopewell was later named President and CEO of the Company upon the retirement of Donald Boone from those positions. Depreciation and Amortization declined slightly to $138,007 from $143,983.

Other items in the current six month period ended February 28, 2017 included interest and other income of $3,820 and loss on sale of property, plant and equipment of ($393). During the six months ended February 29, 2016, other items included a gain on sale of property, plant and equipment of $5,600 and interest and other income of $10,534. Litigation loss of ($115,990) was related to the settlement of the litigation between the Company and Greenwood Forest Products, Inc.

Income tax expense for the six months ended February 28, 2017 was $549,233 compared to $461,760 for the six months ended February 29, 2016. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 28, 2017 was $794,933, or $0.35 per basic and diluted share, compared to net income of $664,205, or $0.27 per basic and diluted share, for the six months ended February 29, 2016. The net income in the prior year’s period was negatively affected by the one-time litigation loss related to the settlement of the lawsuits with Greenwood Forest Products.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2017, the Company had working capital of $15,057,209 compared to working capital of $14,450,870 as of August 31, 2016, an increase of $606,339. Cash totaled $2,018,532, a decrease of $2,501,390. Accounts receivable rose to $4,547,741 from $3,342,204 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $817,226 and prepaid expenses, which are largely related to down payments for future inventory purchases, decreased by $25,202. Prepaid income taxes rose to $149,487 from $596. Accounts payable decreased by $537,288 and accrued liabilities decreased by $423,989.

As of February 28, 2017, accounts receivable and inventory represented 82% of current assets and 68% of total assets. For the three months ended February 28, 2017, the accounts receivable collection period, or DSO, was 43 compared to 31 for the three months ended February 29, 2016. For the six month period ended February 28, 2017, the DSO was 41 compared to 30 for the six months ended February 29, 2016. Inventory turnover for the three months ended February 28, 2017 was 101 days compared to 78 days for the three months ended February 29, 2016. For the six months ended February 28, 2017, inventory turnover was 100 days compared to 77 days for the six months ended February 29, 2016.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of February 28, 2017, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of February 28, 2017, the one month LIBOR rate plus 175 basis points was 2.53% (0.78% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

In May 2016, the Company received its final permits for the construction of a warehouse expansion at its headquarters property in North Plains. The completed building measures 150 feet by 80 feet and has a height of 37 feet, and will be used for several new product lines. During the second quarter of fiscal 2017, the Company received its conditional occupation permits and began using the new expansion.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  The Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On March 7, 2016, the Company announced the Board of Directors approved a share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. The plan commenced on March 10, 2016 and terminated on August 25, 2016. Under the Plan, the Company repurchased a total of 175,538 common shares at a cost of $2,124,579 which is an average price of $12.10.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 2,748 shares for the six months ended February 28, 2017. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

Risks Related to Our Business

We could experience a decrease in the demand for our products resulting in lower sales volumes.

In the past, we have at times experienced decreasing products sales with certain customers. The reasons for this can be generally attributed to: increased competition; general economic conditions; demand for products; and consumer interest rates.  If economic conditions deteriorate or if consumer preferences change, we could experience a significant decrease in profitability.

If our top customers were lost, we could experience lower sales volumes.

For the six months ended February 28, 2017, our top ten customers represented 78% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2017. However, the Company is exposed to interest rate risk.

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

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

3.2

Articles of Incorporation of Jewett-Cameron Company.

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

31.1

Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Charles Hopewell

32.1

Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Charles Hopewell

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 13, 2017	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

