Form 10-Q
period 2017-05-31
JEWETT CAMERON TRADING CO LTD
filed 2017-07-17
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2017

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,245,634 common shares as of July 17, 2017.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2017

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2017	August 31, 2016

ASSETS

Current assets
Cash	$ 4,872,068	$ 4,519,922
Accounts receivable, net of allowance of $Nil (August 31, 2016 - $Nil)	5,532,541	3,342,204
Inventory, net of allowance of $157,879 (August 31, 2016 - $176,717) (note 3)	8,053,663	8,069,017
Prepaid expenses	772,802	832,895
Prepaid income taxes	-	596

Total current assets	19,231,074	16,764,634

Property, plant and equipment, net (note 4)	3,150,916	2,954,595

Intangible assets, net (note 5)	96,014	150,543

Total assets	$ 22,478,004	$ 19,869,772

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2017	August 31, 2016

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 891,623	$ 839,972
Accrued liabilities	1,710,069	1,473,792
Income taxes payable	317,074	-

Total current liabilities	2,918,766	2,313,764

Deferred tax liability (note 6)	33,515	31,353

Total liabilities	2,952,281	2,345,117

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,286,294 common shares (August 31, 2016 – 2,286,294)	1,078,759	1,078,759
Additional paid-in capital	600,804	600,804
Retained earnings	17,846,160	15,845,092

Total stockholders’ equity	19,525,723	17,524,655

Total liabilities and stockholders’ equity	$ 22,478,004	$ 19,869,772

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2017	2016	2017	2016

SALES	$ 16,718,234	$ 14,458,713	$ 36,639,323	$ 37,588,354

COST OF SALES	12,906,533	11,281,973	28,304,118	29,996,180

GROSS PROFIT	3,811,701	3,176,740	8,335,205	7,592,174

OPERATING EXPENSES
Selling, general and administrative expenses	466,014	542,581	1,470,731	1,616,796
Depreciation and amortization	84,693	82,978	222,700	226,961
Wages and employee benefits	1,237,756	1,046,229	3,277,797	3,017,643

	(1,788,463)	(1,671,788)	(4,971,228)	(4,861,400)

Income from operations	2,023,238	1,504,952	3,363,977	2,730,774

OTHER ITEMS
(Loss) gain on sale of property, plant and equipment	-	-	(393)	5,600
Interest and other income	2,400	2,978	6,220	13,538
Interest expense	-	-	-	(27)
Litigation expense (Note 12(a))	-	-	-	(115,990)
	2,400	2,978	5,827	(96,879)

Income before income taxes	2,025,638	1,507,930	3,369,804	2,633,895

Income tax expense	(819,503)	(599,200)	(1,368,736)	(1,060,960)

Net income	$ 1,206,135	$ 908,730	$ 2,001,068	$ 1,572,935

Basic earnings per common share	$ 0.53	$ 0.37	$ 0.88	$ 0.64

Diluted earnings per common share	$ 0.53	$ 0.37	$ 0.88	$ 0.64

Weighted average number of common shares outstanding:
Basic	2,286,294	2,458,170	2,286,294	2,470,566
Diluted	2,286,294	2,458,170	2,286,294	2,470,566

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2015	2,476,832	$ 1,168,712	$ 600,804	$ 15,754,619	$ 17,524,135

Shares repurchased and cancelled (note 9)	(190,538)	(89,953)	-	(2,034,626)	(2,124,579)
Net income	-	-	-	2,125,099	2,125,099

August 31, 2016	2,286,294	$ 1,078,759	$ 600,804	$ 15,845,092	$ 17,524,655

Net income	-	-	-	2,001,068	2,001,068

May 31, 2017	2,286,294	$ 1,078,759	$ 600,804	$ 17,846,160	$ 19,525,723

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2017	2016	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,206,135	$ 908,730	$ 2,001,068	$ 1,572,935
Items not involving an outlay of cash:
Depreciation and amortization	84,693	82,978	222,700	226,961
Loss (gain) on sale of property, plant and equipment	-	-	393	(5,600)
Deferred income tax expense (recovery)	(2,378)	(33,601)	2,162	(30,097)
Interest income on litigation	-	-	-	(6,661)
Decrease in litigation reserve	-	-	-	(84,010)

Changes in non-cash working capital items:
(Increase) in accounts receivable	(984,800)	(597,843)	(2,190,337)	(694,191)
Decrease in inventory	832,580	213,122	15,354	1,053,681
Decrease in note receivable	-	-	-	1,310
Decrease (increase) in prepaid expenses	34,891	(271,860)	60,093	(61,249)
Decrease in prepaid income taxes	149,487	159,031	596	26,570
Increase in accounts payable and accrued liabilities	1,249,205	974,527	287,928	689,427
Increase in income taxes payable	317,074	-	317,074	-

Net cash provided by operating activities	2,886,887	1,435,084	717,031	2,689,076

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(33,351)	(31,618)	(368,365)	(79,520)
Proceeds from sale of property, plant and equipment	-	-	3,480	5,600

Net cash used in investing activities	(33,351)	(31,618)	(364,885)	(73,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(745,878)	-	(745,878)

Net cash used in financing activities	-	(745,878)	-	(745,878)

Net increase in cash	2,853,536	657,588	352,146	1,869,278

Cash, beginning of period	2,018,532	5,627,987	4,519,922	4,416,297

Cash, end of period	$ 4,872,068	$ 6,285,575	$ 4,872,068	$ 6,285,575

Supplemental disclosure with respect to cash flows (note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2017 and August 31, 2016 and its results of operations and cash flows for the three and nine month periods ended May 31, 2017 and 2016 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and nine month periods ended May 31, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2017.

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

May 31, 2017

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2017, cash was $4,872,068 compared to $4,519,922 at August 31, 2016.  At May 31, 2017 and August 31, 2016, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 9 months and 21 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

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

Currency and foreign exchange

These financial statements are expressed in U.S. dollars as the Company's operations are based only in the United States

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and nine month periods ended May 31, 2017 and 2016 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,

	2017	2016	2017	2016

Net income	$ 1,206,135	$ 908,730	$ 2,001,068	$ 1,572,935

Basic weighted average number of common shares outstanding	2,286,294	2,458,170	2,286,294	2,470,566

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,286,294	2,458,170	2,286,294	2,470,566

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2017, and there were no options outstanding on May 31, 2017.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of May 31, 2017 and August 31, 2016 follows:

	May 31, 2017		August 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,872,068	$4,872,068	$4,519,922	$4,519,922
Accounts receivable, net of allowance	5,532,541	5,532,541	3,342,204	3,342,204
Accounts payable and accrued liabilities	2,601,692	2,601,692	2,313,764	2,313,764

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$4,872,068	$4,872,068	$—	$—

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

May 31, 2017

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

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2017	August 31, 2016

Wood products and metal products	$ 7,331,381	$ 7,374,255
Industrial tools	413,312	450,924
Agricultural seed products	308,970	243,838

	$ 8,053,663	$ 8,069,017

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2017	August 31, 2016

Office equipment	$ 558,370	$ 615,031
Warehouse equipment	1,294,695	1,498,960
Buildings	3,990,308	3,697,100
Land	761,924	761,924
	6,605,297	6,573,015

Accumulated depreciation	(3,454,381)	(3,618,420)

Net book value	$ 3,150,916	$ 2,954,595

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2017	August 31, 2016
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655

Accumulated amortization	(797,641)	(743,112)

Net book value	$ 96,014	$ 150,543

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2017 of $33,515 (August 31, 2016 – $31,353) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of May 31, 2017 or August 31, 2016.

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

May 31, 2017

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 3rd quarter of fiscal 2017 ended May 31, 2017, the Company’s Board of Directors approved a share repurchase plan to repurchase up to 225,000 common shares. The plan will commence on June 1, 2017 and will terminate automatically on August 30, 2017, but may be limited or terminated at any time without notice.

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

The Company had no stock options outstanding as of May 31, 2017 and August 31, 2016.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrolment time.  The plan allows for a non-elective discretionary contribution based on the first $50,000 of eligible compensation, which was decreased from the prior $60,000 of eligible compensation during the second quarter of fiscal 2017. During the second quarter of fiscal 2016 ended February 29, 2016, the Company made an additional 10% contribution for all eligible employees as a one-time compensation bonus. For the nine month periods ended May 31, 2017 and 2016, the 401(k) compensation expense was $256,385 and $360,275, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

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

During the year ended August 31, 2016, the Company and Greenwood Forest Products, Inc., settled all litigation between the two companies. The Company made a cash payment of $200,000 to Greenwood Forest Products, Inc., as full settlement and termination of the litigation (the “Settlement Payment”). During the nine months ended May 31, 2016 and year ended August 31, 2016, litigation expense of $115,990 was recorded. As a result, to the date of settlement during the year ended August 31, 2016, the Company recognized aggregate litigation income, and aggregate interest expense of $156,705, and $363,366 respectively, resulting in an aggregate loss of $206,661.

b)

At May 31, 2017 and August 31, 2016, the Company had an un-utilized line-of-credit of $3,000,000 (note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the nine month periods ended May 31, 2017 and 2016:

	2017	2016

Sales to unaffiliated customers:
Industrial wood products	$ 2,857,334	$ 3,810,183
Lawn, garden, pet and other	29,692,781	30,313,357
Seed processing and sales	2,834,311	2,587,373
Industrial tools and clamps	1,254,897	877,441
	$ 36,639,323	$ 37,588,354

Income (loss) before income taxes:
Industrial wood products	$ (58,597)	$ 36,714
Lawn, garden, pet and other	2,494,172	2,417,382
Seed processing and sales	126,507	(95,840)
Industrial tools and clamps	86,581	(83,839)
Corporate and administrative	721,141	359,478
	$ 3,369,804	$ 2,633,895

Identifiable assets:
Industrial wood products	$ 1,066,183	$ 1,074,934
Lawn, garden, pet and other	11,987,315	10,215,128
Seed processing and sales	528,954	364,294
Industrial tools and clamps	494,625	504,628
Corporate and administrative	8,400,927	8,895,151
	$ 22,478,004	$ 21,054,135

Depreciation and amortization:
Industrial wood products	$ 248	$ 573
Lawn, garden, pet and other	38,626	49,318
Seed processing and sales	9,857	7,943
Industrial tools and clamps	986	1,528
Corporate and administrative	172,983	167,599
	$ 222,700	$ 226,961

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	12,495	-
Industrial tools and clamps	-	-
Corporate and administrative	355,870	79,520
	$ 368,365	$ 79,520

Interest expense:	$ -	$ 658

*

Litigation expense of $115,990 incurred during the nine months ended May 31, 2016 is included in the 2016 balance (Note 12(a)).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2017 and 2016:

	2017	2016

Sales	$ 18,011,073	$ 18,108,481

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2017 and 2016:

	2017	2016

United States	$34,483,170	$34,666,374
Canada	1,425,525	1,051,116
Mexico / Latin America	636,954	1,774,158
Middle East	-	11,686
Europe	16,330	-
Asia/Pacific	77,344	85,020

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2017 and 2016.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2017, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 53%. At May 31, 2016, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 43%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2017, there were two suppliers that each accounted for 10% of total purchases, and the aggregate purchases amounted to $13,945,620. For the nine months ended May 31, 2016, there were three suppliers that each accounted for 10% of total purchases, and the aggregate purchases amounted to $16,016,162.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2017

(Unaudited)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2017 and 2016 are summarized as follows:

	2017	2016

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,032,725	$895,607

There were no non-cash investing or financing activities during the periods presented.

16.

SUBSEQUENT EVENTS

Subsequent to the period ended May 31, 2017, the Company re-purchased for cancellation a total of 40,660 shares of its common stock pursuant to a 10b5-1 share re-purchase plan, previously announced on May 23, 2017. The total cost was $511,959 at an average share price of $12.59 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2017 and August 31, 2016 and its results of operations and cash flows for the three and nine month periods ended May 31, 2017 and May 31, 2016 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2017.

The Company’s operations are classified into four reportable segments, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood),  Greenwood is a processor and distributor of industrial wood products.  A major product category is treated plywood that is sold primarily to the transportation industry.

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a manufacturer and distributor of specialty metal products and a wholesaler of wood products formerly conducted by Jewett-Cameron Lumber Company (JCLC). Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC).  JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.

The industrial tools segment reflects the business of MSI-PRO (MSI).  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades; that are primarily sold to wholesalers that in turn sell to contractors and other end users.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2017 and May 31, 2016

For the three months ended May 31, 2017, sales increased by $2,259,521, or 16%, to $16,718,234 from sales of $14,458,713 for the three months ended May 31, 2016.

Sales at Greenwood were $1,160,302 for the three months ended May 31, 2017 compared to sales of $951,820 for the three months ended May 31, 2016, which was an increase of $208,482, or 22%. Although sales in the segment continue to lag historic levels, the increase in sales during the quarter was a result of certain primary customers adding to orders as indicated during the first half of the fiscal year. For the three months ended May 31, 2017, Greenwood had operating income of $5,279 compared to an operating loss of ($7,698) for the three months ended May 31, 2016.

Sales at JCC were $14,107,579 for the three months ended May 31, 2017 compared to sales of $12,936,795 for the three months ended May 31. This represents an increase of $1,170,784, or 9%. During the current quarter, management has continued its work to broaden its sales channels, including through eCommerce and internationally. Operating income for the current quarter was $1,600,385 compared to operating income of $1,368,715 for the quarter ended May 31, 2016.

Sales at JCSC were $1,195,357 for the three months ended May 31, 2017 compared to sales of $238,904 for the three months ended May 31, 2016. This is an increase of $956,453, or 400%. The colder and wetter than normal winter and late arrival of Spring weather in much of the United States pushed some sales historically received in the second quarter into this year’s third quarter, while supplies in the year-ago quarter were restrained by drought conditions which reduced harvested yields. For the quarter, JCSC had an operating profit of $42,477 compared to an operating loss of ($44,415) in the quarter ended May 31, 2016.

Sales at MSI for the three months ended May 31, 2017 were $254,996, which was a decline of $76,198, or 23%, from sales of $331,194 for the three months ended May 31, 2016. The segment remains competitive, although management continues to develop new eCommerce sales channels for the tool and clamp products. MSI had an operating profit of $20,670 compared to an operating loss of ($2,576) for the three month period ended May 31, 2016.

Gross margin for the three months ended May 31, 2017 was 22.8% compared to 22.0% for the three months ended May 31, 2016. Margins improved during the quarter due to higher eCommerce sales, which was offset slightly by higher costs for certain raw materials, including cedar which has lower supply available.

Operating expenses increased by $116,675 to $1,788,463 from $1,671,788 for the three months ended May 31, 2016. Selling, General and Administrative Expenses declined to $466,014 from $542,581. Wages and Employee Benefits increased to $1,237,756 from $1,046,229, and Depreciation and Amortization rose to $84,693 from $82,978. Interest and other income fell to $2,400 from $2,978.

Income tax expense for the three months ended May 31, 2017 was $819,503 compared to $599,200 for the three month period ended May 31, 2016. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended May 31, 2017 was $1,206,135, or $0.53 per basic and diluted share, compared to net income of $908,730, or $0.37 per basic and diluted share, for the quarter ended May 31, 2016. The current quarter’s earnings per share was positively affected a lower weighted average number of common shares outstanding.

Nine Months Ended May 31, 2017 and May 31, 2016

For the nine months ended May 31, 2017, sales declined by $949,031, or 3%, to $36,639,323 from sales of $37,588,354 for the nine month period ended May 31, 2016.

Sales at Greenwood were $2,857,334 for the nine months ended May 31, 2017 compared to sales of $3,810,183 for the nine months ended May 31, 2016. This represents a decrease of $952,849, or 25%. Sales in the first half of fiscal 2017 were slow but began to rebound during the third quarter as certain primary customers increased their orders. For the nine months ended May 31, 2017, Greenwood had an operating loss of ($58,597) compared to operating income of $36,714 for the nine months ended May 31, 2016.

Sales at JCC were $29,692,782 for the nine months ended May 31, 2017 compared to sales of $30,313,357 for the nine months ended May 31, 2016, which was a decrease of $620,575, or 2%. Management has continued its endeavors to broaden JCC’s sales channels, including increasing eCommerce sales and establishing a dedicated sales team to obtain new customers in international markets. Sales for the nine months ended May 31, 2016 were higher than historical norms due to the Company receiving and shipping seasonal orders from certain customers earlier than in prior years. Operating income at JCC was $2,494,172 for the nine months ended May 31, 2017 compared to operating income of $2,417,382 for the nine months ended May 31, 2016, which was a increase of $76,790, or 3%. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the nine months ended May 31, 2017 were $2,834,311, which was an increase of $246,938, or 10%, from sales of $2,587,373 for the nine months ended May 31, 2016. The rebound in residential housing demand in the United States has resulted in higher demand and prices for grass seed. Management has also worked to improve its seed cleaning and seed sales operations, which have contributed to the improved results. For the nine month period ended May 31, 2017, JCSC had operating income of $126,507 compared to an operating loss of ($95,840) for the nine months ended May 31, 2016.

Sales at MSI were $1,254,897 for the nine months ended May 31, 2017 compared to sales of $877,441 for the nine months ended May 31, 2016, which was an increase of $377,456, or 43%. During fiscal 2017, management has worked to increase eCommerce sales and has also begun to build stronger relationships with distributors. Sales in the prior year’s period were negatively affected by the Company’s reduction of prices on certain products due to increased competitiveness in certain segments. For the nine months ended May 31, 2017, MSI had an operating profit of $86,581 compared to an operating loss of ($83,839) for the nine months ended May 31, 2016.

Gross margin for the nine month period ended May 31, 2017 was 22.7% compared to 20.2% for the nine months ended May 31, 2016. The higher margin in the current period is due to greater eCommerce sales, although certain raw material prices have been increasing.

Operating expenses rose slightly by $109,828 to $4,971,228 from operating expenses of $4,861,400 in the nine month period ended May 31, 2016. Selling, general and administrative expenses fell to $1,470,731 from $1,616,796, a decrease of $146,065. Wages and employee benefits increased to $3,277,797 from $3,017,643. Depreciation and amortization decreased to $222,700 from $226,961.

Other items in the current nine month period ended May 31, 2017 were loss on the sale of property, plant and equipment of ($393) and interest and other income of $6,220. In the nine month period ended May 31, 2016, gain on sale of property, plant and equipment was $5,600 and interest and other income of $13,538. Interest expense was ($27). Litigation loss of ($115,990) was related to the settlement of the litigation between the Company and Greenwood Forest Products, Inc.

Income tax expense in the current nine month period was $1,368,736 compared to $1,060,960 for the nine months ended May 31, 2016. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2017 was $2,001,068, or $0.88 per basic and diluted share, compared to net income of $1,572,935, or $0.64 per basic and diluted share, for the nine months ended May 31, 2016. The net income in the current nine month period was positively affected by a lower weighted average number of common shares.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, the Company had working capital of $16,312,308 compared to working capital of $14,450,870 as of August 31, 2016, an increase of $1,861,438. Cash totaled $4,872,068, an increase of $352,146. Accounts receivable rose to $5,532,541 from $3,342,204 as of August 31, 2016 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $15,354 and prepaid expenses, which are largely related to down payments for future inventory purchases, decreased by $60,093. Prepaid income taxes fell to $Nil from $596. Accounts payable increased by $51,651 and accrued liabilities increased by $236,277. Income taxes payable rose to $317,074 from $Nil.

As of May 31, 2017, accounts receivable and inventory represented 71% of current assets and 60% of total assets. For the three months ended May 31, 2017, the accounts receivable collection period, or DSO, was 30 compared to 28 for the three months ended May 31, 2016. For the nine month period ended May 31, 2017, the DSO was 41 compared to 32 for the nine months ended May 31, 2016. Inventory turnover for the three months ended May 31, 2017 was 60 days compared to 60 days for the three months ended May 31, 2016. For the nine months ended May 31, 2017, inventory turnover was 78 days compared to 71 days for the nine months ended May 31, 2016.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of May 31, 2017, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of May 31, 2017, the one month LIBOR rate plus 175 basis points was 2.76% (1.01% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been expanding its infrastructure to support its growth. In May 2016, the Company received its final permits for the construction of a warehouse expansion at its headquarters property in North Plains. The completed building measures 150 feet by 80 feet and has a height of 37 feet. During the second quarter of fiscal 2017, the Company received its conditional occupation permits and began using the new expansion for several new product lines. The Company has also begun adding additional personnel to support its new product lines and sales initiatives.

The Company has historically utilized a portion of its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  The Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On May 23, 2017, the Company announced the Board of Directors approved a share repurchase plan to purchase for cancellation up to 225,000 common shares through facilities of the NASDAQ Stock Market (“NASDAQ”).  This amount represents approximately 9.9% of the 2,286,294 common shares outstanding. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan will be effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000. The plan commenced on June 1, 2017 and will terminate automatically on August 30, 2017, but may be limited or terminated at any time without notice. Under the Plan, the Company has to date repurchased a total of 40,660 common shares at a cost of $511,959 which is an average price of $12.59 per share.

On March 7, 2016, the Company announced the Board of Directors approved a share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. The terms and conditions of the March 2016 repurchase plan were similar to the May 2017 Plan disclosed above. The plan commenced on March 10, 2016 and terminated on August 25, 2016. Under the Plan, the Company repurchased a total of 175,538 common shares at a cost of $2,124,579 which is an average price of $12.10.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 2,208 shares for the nine months ended May 31, 2017. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2017, our top ten customers represented 79% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2017. However, the Company is exposed to interest rate risk.

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

Foreign Currency Risk

The Company operates primarily in the United States.  However, a relatively small amount of business is currently conducted in currencies other than U.S. dollars, and the Company may experience an increase in foreign exchange risk as they expand their international sales.  Also, to the extent that the Company uses contract manufacturers in China, currency exchange rates can influence the Company’s purchasing costs.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

July 17, 2017	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

