Form 10-K
period 2017-08-31
JEWETT CAMERON TRADING CO LTD
filed 2017-11-13
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2017

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

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2017 = $15,581,976

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 9, 2017:  2,234,494

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2017

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

Total Company sales were approximately $47.7 million and $48.1 million during fiscal years ended August 31, 2017 and 2016, respectively.

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

The contact person for the Company is Charles Hopewell, President, Chief Executive Officer, Director, and Principal Financial Officer.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2017 and November 9, 2017, there were 2,234,494 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Corporate Development

Incorporated in 1953, JC USA operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remain active in the Company.  These individuals are Donald Boone, current Chairman and Director and the former President, Chief Executive Officer, Treasurer, and Principal Financial Officer; and Michael Nasser, Corporate Secretary.

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

Lawn, Garden, Pet and Other – JCC

The lawn, garden, pet and other segment reflects the business of the recently incorporated Jewett-Cameron Company (JCC), which is a manufacturer and distributor of specialty metal products and a wholesaler of wood products formerly conducted by JCLC.

JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes an office, a warehouse, a paved yard, and a remanufacturing plant.  This business is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products are primarily fencing, while metal products include pet enclosures and kennels, proprietary gate support systems, perimeter fencing, greenhouses, canopies and umbrellas. Examples of the Company’s brands include Lucky Dog, Animal House and AKC (used under license from the American Kennel Club) for pet enclosures and kennels; Adjust-A-Gate, Fit-Right, and Perimeter Patrol for gates and fencing; Early Start, Spring Gardner, and Weatherguard for greenhouses; and TrueShade for patio umbrellas, furniture covers and canopies.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

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

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate and Fit-Right products, which are the gate support systems for wood, vinyl, chain link, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these and certain other products. During fiscal 2017, the Company applied for 3 new patents (fiscal 2016 – 4), while 4 other patents were granted (fiscal 2016 – 4).  JCC also has two licensing agreements to market pet products.

Backlog orders are a factor in this business as customers may place firm priced orders for both wood and metal products for shipments to take place three to four months in the future.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Operations are co-located in the building utilized by JCC and MSI.

Historically, a major product category has been treated plywood that is sold to boat manufacturers and the transportation industry.  In February 2014, the Company sold its excess inventory related to the marine industry. Greenwood’s total sales for fiscal 2017 and 2016 were 8% and 10% respectively of total Company sales.

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

MSI’s product line was expanded in 2007 to include saw blades, digital calipers, and laser guides.  MSI brands include MSI-Pro, Avenger, and ProMax.

Customer Concentration

The top ten customers were responsible for 79% and 78% of total Company sales for the years ended August 31, 2017 and August 31, 2016, respectively.  Also, the Company’s single largest customer was responsible for 32% and 33% of total Company sales for the years ended August 31, 2017 and August 31, 2016 respectively.

Employees

As of August 31, 2017 the Company had 59 full-time employees (August 31, 2016 – 52 full-time employees).  By segment these employees were located as follows: Greenwood 2, JCC 29, JCSC 9, MSI 5, and JC USA 14.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 2,460 shares on NASDAQ for the fiscal year ended August 31, 2017.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2017 our top ten customers represented 79% of our total sales, and our single largest customer was responsible for 32% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in located in North America, and are primarily in the retail home improvement industries.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2017.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         --- No Disclosure Necessary ---

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 55,250 square feet of covered space (6,000 office and 49,250 warehouse), a little over three acres of paved yard space, and was originally completed in October 1995. A 12,000 square foot warehouse expansion was completed in fiscal 2017 which the Company is using for several new product lines. The facility provides office space for JC USA, including all of the Company’s executive offices, and is used as a distribution center to service the Company’s customer base for JCC, Greenwood and MSI.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/17	12,000	$ 14.10	$ 13.51	$ 13.87
Quarterly
8/31/17	205,900	$ 14.46	$ 11.45	$ 13.95
5/31/17	74,800	$ 12.85	$ 10.80	$ 11.50
2/28/17	110,600	$ 13.10	$ 11.02	$ 12.05
11/30/16	227,400	$ 13.40	$ 10.60	$ 11.80

8/31/16	458,100	$ 14.95	$ 10.63	$ 12.42
5/31/16	225,200	$ 12.44	$ 9.64	$ 12.06
2/29/16	130,000	$ 11.01	$ 8.76	$ 10.15
11/30/15	82,600	$ 10.66	$ 7.70	$ 10.42

Annually
8/31/17	618,700	$ 14.46	$ 10.60	$ 13.95
8/31/16	895,600	$ 14.95	$ 7.70	$ 12.42
8/31/15	564,100	$ 13.73	$ 9.09	$ 9.50
8/31/14	1,894,300	$ 13.44	$ 9.18	$ 9.90
8/31/13	3,525,600	$ 13.88	$ 5.07	$ 13.00

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

On November 9, 2017 there were 2,234,494 of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2017 and 2016, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On March 7, 2016, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000.  The plan commenced on March 10, 2016 and terminated on August 25, 2016. Under the Plan, the Company repurchased a total of 175,538 common shares at a cost of $2,124,579 which is an average price of $12.10.

On May 23, 2017, the Company announced the Board of Directors had authorized a new shares repurchase plan to purchase for cancellation up to 225,000 common shares through the facilities of NASDAQ under similar terms as the March 2016 repurchase plan. The Plan commenced on June 1, 2017 and terminated automatically on August 31, 2017. Under the Plan, the Company repurchased and cancelled a total of 41,800 common shares at a total cost of $526,941 which was an average price of $12.61 per share.

The following table details the Company’s repurchase of its common shares during the fourth quarter of fiscal 2017 ended August 31, 2017.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

June	27,989	$ 12.35	27,989	197,011

July	13,476	$ 13.09	41,465	183,535

August	335	$ 14.15	41,800	- (1)

Total	41,800	$ 12.61	41,800	-

(1)

The current Plan terminated on August 31, 2017.

In addition to the Rule 10b-18 share repurchases, Donald M. Boone, Chairman and former President and CEO, voluntarily returned 15,000 common shares to the Company’s treasury for cancellation in June 2016. In February 2017, Mr. Boone voluntarily returned an additional 10,000 to treasury for cancellation. The Company paid no consideration for these shares.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2017 and fiscal 2016.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2017
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 10,422	$ 9,499	$ 16,718	$ 11,062	$ 47,701
Gross profit	2,394	2,129	3,812	2,744	11,079
Net income	486	309	1,206	726	2,727
Basic earnings per share	$ 0.21	$ 0.14	$ 0.53	$ 0.32	$ 1.20
Diluted earnings per share	$ 0.21	$ 0.14	$ 0.53	$ 0.32	$ 1.20

For the Year Ended August 31, 2016
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 11,942	$ 11,188	$ 14,459	$ 10,522	$ 48,111
Gross profit	2,380	2,036	3,177	2,144	9,737
Net income	532	132	909	552	2,125
Basic earnings per share	$ 0.22	$ 0.05	$ 0.37	$ 0.23	$ 0.87
Diluted earnings per share	$ 0.22	$ 0.05	$ 0.37	$ 0.23	$ 0.87

Fiscal 2017 quarterly per share earnings were calculated using weighted average number of common shares outstanding of 2,272,522 (2016 - 2,435,650).

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2017 and August 31, 2016

Fiscal 2017 sales totaled $47,701,056 compared to sales of $48,110,998 in fiscal 2016, which was a decrease of $409,942, or 1%. The decrease in sales was primarily due to a decline in industrial wood product sales at Greenwood.

Gross margin rose to 23.2% in fiscal 2017 compared to 20.2% in fiscal 2016 due to a more favorable mix of product sales.

Operating expenses rose by $520,086 to $6,641,532 in fiscal 2017 from $6,121,446 in fiscal 2016. The increase was due to an increase in wages and employee benefits, which rose to $4,349,542 from $4,055,948 as the Company hired additional personnel during fiscal 2017, including a new President and CEO. Selling, general and administrative rose to $2,016,776 from $1,789,230 as the Company has additional warehouse space to support the introduction of new products, and depreciation fell slightly to $275,214 from $276,268. Income from operations rose to $4,437,751 in fiscal 2017 from $3,615,146 in fiscal 2016.

Including other items, income before income taxes was $4,465,251 in fiscal 2017 compared to $3,519,893 in fiscal 2016. Other items included loss on sale of property, plant and equipment of $394 compared to a gain of $5,600 in fiscal 2016. Interest and other income rose to $27,894 in fiscal 2017 compared to $15,164 in fiscal 2016. Litigation loss of $115,990 in fiscal 2016 was related to the settlement of the litigation between the Company and Greenwood Forest Products, Inc. Interest expense in fiscal 2017 was $Nil compared to $27 in fiscal 2016. Income tax expense was $1,738,594 in fiscal 2017 compared to $1,394,794 in fiscal 2016. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2017 was $2,726,657, or $1.20 per basic and diluted share, compared to net income of $2,125,099, or $0.87 per basic and diluted share, for fiscal 2016. The income per share was positively affected by the repurchase and cancellation of common shares during both fiscal 2017 and 2016, and the weighted number of shares outstanding were 2,272,522 in fiscal 2017 and 2,435,650 in fiscal 2016.

Lawn, Garden, Pet and Other - JCC

Sales at JCC were $39,273,206 in fiscal 2017 compared to sales of $39,286,126 in fiscal 2016. Operating income at JCC for 2017 was $3,548,177 compared to $3,253,673 in fiscal 2016, which was an increase of $294,504, or 9%. Although the level of sales for the current year were flat compared to fiscal 2016, the increase in operating income was due to a more favorable mix of higher margin product sales as management has worked to establish new sales channels through both eCommerce and internationally. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2017

$30.0

$  9.3

$39.3

76%

24%

100%

2016

$26.4

$12.9

$39.3

67%

33%

100%

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2017 were $3,804,672, which was a decrease of $899,415, or 19%, from sales of $4,704,087 in fiscal 2016. Sales during the first half of fiscal 2017 were slow as several primary customers delayed orders, but began to rebound during the second half. Historically, a large portion of Greenwood’s sales were in the marine industry, but the Company sold its excess marine industry inventory in fiscal 2014. The Company will maintain a readiness to participate in the marine segment when the market rebounds. Greenwood recorded an operating loss of $175,504 in fiscal 2017 compared to a loss of $8,898 in fiscal 2016.

Seed Processing and Sales - JCSC

Sales at JCSC were $3,108,454 in fiscal 2017 compared to sales of $2,927,408 in fiscal 2016 which represents an increase of $181,046, or 6%. The rebound in residential housing demand in the United States has resulted in higher demand and prices for grass seed. Management has also worked to improve its seed cleaning and seed sales operations, which have contributed to the improved results. Operating loss at JCSC for the year was $23,809 compared to an operating loss of $193,208 in fiscal 2016.

Industrial Tools and Clamps - MSI

Sales at MSI were $1,514,724 in fiscal 2017 compared to sales of $1,193,377 in fiscal 2016, which was an increase of $321,347, or 27%. During fiscal 2017, management has worked to increase eCommerce sales and to build stronger relationships with distributors. Sales in fiscal 2016 were negatively affected by increased competitiveness in certain segments which led to lower operating margins. Operating income at MSI was $85,501 for fiscal 2017 compared to an operating loss of $100,986 in fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2017

As of August 31, 2017, the Company had working capital of $16,435,306 compared to working capital of $14,450,870 as of August 31, 2016, which is a increase of $1,984,436. The largest changes affecting working capital include an increase in cash of $1,392,328, increase in accounts receivable of $222,851, and an increase in inventory of $738,528. Prepaid expenses declined by $237,119.

Accounts payable decreased by $201,844 to $638,128 which is related to the timing of payments due to suppliers. Accrued liabilities rose to $1,807,192 from $1,473,792, an increase of $333,400. The ratio of current assets to current liabilities, or current ratio, was 7.7 as of August 31, 2017.

For the fiscal year ended August 31, 2017, the accounts receivable collection period or DSO was 27 days compared to 25 days for the year ended August 31, 2016. Inventory turnover for the year ended August 31, 2017 was 84 days compared to 78 days for the year ended August 31, 2016.

Purchase of property, plant and equipment used cash of $474,359. During the year the Company repurchased and cancelled 41,800 common shares which used cash of $526,941. An additional 10,000 common shares were voluntarily returned by the Company’s Chairman and cancelled.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $3 million, of which $3 million is available. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2017 the one month LIBOR rate plus 175 basis points was 2.99% (1.24% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2017 or 2016.  Typically, the Company passes price increases on to the customer.

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

During the year ended August 31, 2017, the Company did not adopt any new accounting policies that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2017, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2017 and 2016

Report of Independent Registered Accounting Firm dated November 8, 2017

Consolidated Balance Sheets

Balance Sheets at August 31, 2017 and August 31, 2016

Consolidated Statements of Operations

  For the years ended August 31, 2017 and August 31, 2016

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2017 and August 31, 2016

Consolidated Statements of Cash Flows

  For the years ended August 31, 2017 and August 31, 2016

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 8, 2017

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

We have audited the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries (the “Company”), which comprise the consolidated balance sheets as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. and Subsidiaries as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 8, 2017

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2017	2016

ASSETS

Current assets
Cash	$ 5,912,250	$ 4,519,922
Accounts receivable, net of allowance of $1,725 (August 31, 2016 - $Nil)	3,565,055	3,342,204
Inventory, net of allowance of $156,713 (August 31, 2016 - $176,717) (note 3)	8,807,545	8,069,017
Prepaid expenses	595,776	832,895
Prepaid income taxes	-	596

Total current assets	18,880,626	16,764,634

Property, plant and equipment, net (note 4)	3,222,572	2,954,595

Intangible assets, net (note 5)	77,837	150,543

Total assets	$ 22,181,035	$ 19,869,772

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2017	2016

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 638,128	$ 839,972
Accrued liabilities	1,807,192	1,473,792

Total current liabilities	2,445,320	2,313,764

Deferred tax liability (note 6)	11,344	31,353

Total liabilities	2,456,664	2,345,117

Contingent liabilities and commitments (note 12)

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,234,494 common shares (August 31, 2016 – 2,286,294)	1,054,316	1,078,759
Additional paid-in capital	600,804	600,804
Retained earnings	18,069,251	15,845,092

Total stockholders’ equity	19,724,371	17,524,655

Total liabilities and stockholders’ equity	$ 22,181,035	$ 19,869,772

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2017	2016

SALES	$ 47,701,056	$ 48,110,998

COST OF SALES	36,621,773	38,374,405

GROSS PROFIT	11,079,283	9,736,593

OPERATING EXPENSES
Selling, general and administrative	2,016,776	1,789,231
Depreciation and amortization	275,214	276,268
Wages and employee benefits	4,349,542	4,055,948

	6,641,532	6,121,447

Income from operations	4,437,751	3,615,146

OTHER ITEMS
(Loss) gain on sale of property, plant and equipment	(394)	5,600
Interest and other income	27,894	15,164
Interest expense	-	(27)
Litigation expense (Note 12(a))	-	(115,990)
	27,500	(95,253)

Income before income taxes	4,465,251	3,519,893

Income taxes (note 6)
Current	1,758,603	1,397,741
Deferred (recovery)	(20,009)	(2,947)

Net income for the year	$ 2,726,657	$ 2,125,099

Basic earnings per common share	$ 1.20	$ 0.87

Diluted earnings per common share	$ 1.20	$ 0.87

Weighted average number of common shares outstanding:
Basic	2,272,522	2,435,650
Diluted	2,272,522	2,435,650

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2015	2,476,832	$ 1,168,712	$ 600,804	$ 15,754,619	$ 17,524,135

Shares repurchased and cancelled (note 9)	(190,538)	(89,953)	-	(2,034,626)	(2,124,579)
Net income	-	-	-	2,125,099	2,125,099

August 31, 2016	2,286,294	$ 1,078,759	$ 600,804	$ 15,845,092	$ 17,524,655

Shares repurchased and cancelled (note 9)	(51,800)	(24,443)	-	(502,498)	(526,941)
Net income	-	-	-	2,726,657	2,726,657

August 31, 2017	2,234,494	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$ 2,726,657	$ 2,125,099
Items not affecting cash:
Depreciation and amortization	275,214	276,268
Loss (gain) on sale of property, plant and equipment	394	(5,600)
Deferred income taxes	(20,009)	(2,947)
Interest income on litigation	-	(6,661)
Decrease in litigation reserve	-	(84,010)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(222,851)	346,043
Decrease in note receivable	-	1,310
(Increase) decrease in inventory	(738,528)	282,558
Decrease (increase) in prepaid expenses	237,119	(113,436)
Decrease in prepaid income taxes	596	25,974
Increase in accounts payable and accrued liabilities	131,556	304,451

Net cash provided by operating activities	2,390,148	3,149,049

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	3,480	5,600
Purchase of property, plant and equipment	(474,359)	(926,445)

Net cash used in investing activities	(470,879)	(920,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(526,941)	(2,124,579)

Net cash used in financing activities	(526,941)	(2,124,579)

Net increase in cash	1,392,328	103,625

Cash, beginning of year	4,519,922	4,416,297

Cash, end of year	$ 5,912,250	$ 4,519,922

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2017, cash was $5,912,250 compared to $4,519,922 at August 31, 2016.  At August 31, 2017 and 2016, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 6 months and 18 months, respectively, and are reviewed annually for impairment.

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

Currency and foreign exchange

These financial statements are expressed in U.S. dollars as the Company's operations are primarily based in the United States.

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

The earnings per share data for the fiscal years ended August 31, 2017 and 2016 are as follows:

	2017	2016

Net income	$ 2,726,657	$ 2,125,099

Basic weighted average number of common shares outstanding	2,272,522	2,435,650

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,272,522	2,435,650

Basic and diluted earnings per common share	$ 1.20	$ 0.87

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

No options were granted during the years ended August 31, 2017 and 2016, and there were no options outstanding on August 31, 2017 or 2016.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2017 and 2016 follows:

	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$5,912,250	$5,912,250	$4,519,922	$4,519,922
Accounts receivable, net of allowance	3,565,055	3,565,055	3,342,204	3,342,204
Accounts payable and accrued liabilities	2,445,320	2,445,320	2,313,764	2,313,764

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$5,912,250	$5,912,250	$—	$—

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

Recent Accounting Pronouncements

In January 2015, an ASU was issued to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items.  Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods.  An entity may apply this ASU prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted.  The Company adopted this ASU on April 1, 2016, prospectively.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the future adoption of this standard on the consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

In November 2015, an ASU was issued to simplify the presentation of deferred income taxes.  The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current on the balance sheet as compared to the current requirements to separate deferred tax liabilities and assets into current and non-current amounts.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted.  This ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases.  The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied.  Earlier application is permitted.  The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, Topic 330, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The new standard is being issued as part of the simplification initiative. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Further, this change will more closely align U.S. GAAP and IFRS. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years and is to be prospectively applied. The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

In November 2016, Topic 230, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

3.

INVENTORY

A summary of inventory as of August 31, 2017 and 2016 follows:

	2017	2016

Wood products and metal products	$ 8,184,921	$ 7,374,255
Industrial tools	434,871	450,924
Agricultural seed products	187,753	243,838

	$ 8,807,545	$ 8,069,017

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2017 and 2016 follows:

	2017	2016

Office equipment	$ 561,090	$ 615,031
Warehouse equipment	1,290,838	1,498,960
Buildings	4,097,438	3,697,100
Land	761,924	761,924
	6,711,290	6,573,015

Accumulated depreciation	(3,488,718)	(3,618,420)

Net book value	$ 3,222,572	$ 2,954,595

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2017 and 2016 follows:

	2017	2016
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(815,818)	(743,112)

Net book value	$ 77,837	$ 150,543

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2017	2016

Computed tax at the federal statutory rate	$ 1,516,880	$ 1,194,943
State taxes, net of federal benefit	217,184	169,869
Depreciation	(22,800)	(5,834)
Inventory reserve	39,357	32,269
Other	7,982	6,494

Provision for income taxes	$ 1,758,603	$ 1,397,741

Current income taxes	$ 1,758,603	$ 1,397,741
Deferred income taxes	(20,009)	(2,947)
	$ 1,738,594	$ 1,394,794

Deferred income tax liability as of August 31, 2017 of $11,344 (August 31, 2016 – $31,353) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2017	2016

Deferred tax assets:
Allowance for inventory	$ 116,300	$ 78,237
Allowance for bad debts	1,294	-
Difference between book and tax depreciation	9,121	28,469

Total deferred tax assets	126,715	106,706
Valuation allowance	-	-

Net deferred tax assets	126,715	106,706

Net deferred tax liability	(138,059)	(138,059)

Combined net deferred tax liability	$ (11,344)	$ (31,353)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of August 31, 2017 or August 31, 2016.  At August 31, 2017, the line of credit borrowing limit was $3,000,000.

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

During the 4th quarter of fiscal 2017 ended August 31, 2017, the Company repurchased and cancelled a total of 41,800 common shares under a 10b5-1 share repurchase plan. The total cost was $526,941 at an average price of $12.61 per share. The premium paid to acquire these shares over their per share book value in the amount of $507,217 was recorded as a decrease to retained earnings.

Donald Boone, Chairman and former President and CEO of the Company, voluntarily returned 10,000 common shares to treasury for cancellation during the fiscal year ended August 31, 2017. The Company paid no consideration for the shares. Capital stock was reduced by the book value of the shares in the amount of $4,719, with a corresponding increase to retained earnings of $4,719.

During the 4th quarter of fiscal 2016 ended August 31, 2016, the Company repurchased and cancelled a total of 112,152 common shares under a 10b5-1 share repurchase plan. The total cost was $1,378,701 at an average price of $12.29 per share. The premium paid to acquire these shares over their per share book value in the amount of $1,325,994 was recorded as a decrease to retained earnings. In addition to the shares repurchased under the 10b5-1 repurchase plan, Donald Boone voluntarily returned 15,000 common shares to treasury for cancellation. The Company paid no consideration for the shares. Capital stock was reduced by the book value of the shares in the amount of $7,124, with a corresponding increase to retained earnings of $7,124.

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

The Company had no stock options outstanding as of the years ended August 31, 2017 and August 31, 2016.

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

For the years ended August 31, 2017 and 2016 the 401(k) compensation expense was $336,473 and $571,551, respectively.

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

A summary of the litigation reserve is as follows:

	August 31, 2017	August 31, 2016

Litigation settlement (1)	$ -	$ (84,010)
Litigation reserve	-	84,010
Interest expense	-	-
Interest income	-	-
Total	$ -	$ -

(1)

The litigation reserve was reversed in full upon the settlement reached during the year ended August 31, 2016.

b)

At August 31, 2017 and August 31, 2016, the Company had an un-utilized line-of-credit of $3,000,000 (Note 7).  The line-of-credit has certain financial covenants. The Company is in compliance with these covenants.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the years ended August 31:

	2017	2016

Sales to unaffiliated customers:
Industrial wood products	$3,804,672	$4,704,087
Lawn, garden, pet and other	39,273,206	39,286,126
Seed processing and sales	3,108,454	2,927,408
Industrial tools and clamps	1,514,724	1,193,377
	$47,701,056	$48,110,998

Income (loss) before income taxes:
Industrial wood products	$(175,504)	$(8,898)
Lawn, garden, pet and other	3,548,177	3,253,673
Seed processing and sales	(23,809)	(193,208)
Industrial tools and clamps	85,501	(100,986)
Corporate and administrative	1,030,886	569,312
	$4,465,251	$3,519,893

Identifiable assets:
Industrial wood products	$1,153,802	$787,093
Lawn, garden, pet and other	10,706,686	10,325,984
Seed processing and sales	296,579	359,070
Industrial tools and clamps	535,093	559,582
Corporate and administrative	9,488,875	7,838,043
	22,181,035	19,869,772

Depreciation and amortization:
Industrial wood products	$330	$655
Lawn, garden, pet and other	26,920	41,283
Seed processing and sales	12,978	10,783
Industrial tools and clamps	1,314	1,856
Corporate and administrative	233,672	221,691
	275,214	$276,268

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	910,713
Seed processing and sales	12,495	15,732
Industrial tools and clamps	-	-
Corporate and administrative	461,864	-
	$474,359	$926,445

Interest expense:	$-	$(27)

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2017	2016

Sales	$23,442,308	$23,725,076

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2017	2016

United States	$44,740,560	$44,568,899
Canada	1,727,758	1,465,208
Mexico/Latin America	843,667	1,963,994
Europe	68,752	6,926
Asia/Pacific	320,319	94,285
Middle East	-	11,686
	$47,701,056	$48,110,998

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2017 and 2016.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2017, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 66%. At August 31, 2016, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 62%.  The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2017, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $20,111,921. For the fiscal year ended August 31, 2016, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $21,741,249.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2017 and 2016 are summarized as follows:

	2017	2016

Cash paid during the year for:
Interest	$-	$-
Income taxes	$1,718,725	$1,371,707

There were no non-cash investing or financing activities during the years presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2017 and 2016 and for the years then ended is included on Page 17 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2017 and 2016 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2017 and 2016, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 8, 2017

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2017

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year

August 31, 2017

Allowance deducted from related Balance sheet account:
Inventory	$176,717	$-	$20,004	$-	$156,713
Accounts Receivable	$-	$1,725	$-	$-	$1,725

August 31, 2016

Allowance deducted from related Balance sheet account:
Inventory	$120,824	$55,893	$-	$-	$176,717

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and Principal Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2017.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 9, 2017 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All of the Directors are citizens of the United States.

Table No. 4

Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone	77	July 1987
Geoff Guilfoy (1) (2)	67	May 2017
Charles Hopewell	61	February 2017
Sarah Johnson (2)	38	July 2017
Frank G. Magdlen (1) (2)	70	January 2013

(1)

Member of Audit Committee.

(2)

Member of Compensation Committee.

Table No. 5 lists, as of November 9, 2017, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5

Executive Officers

			Date of
Name	Position	Age	Board Approval
Charles Hopewell	President and Chief Executive Officer	61	February 2017
Michael C. Nasser	Corporate Secretary	70	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Donald M. Boone has over 45 years of management experience and was Chief Executive Officer of the Company since its beginning in 1987 until his retirement in February 2017. Before establishing Jewett Cameron, he worked for companies including Sunrise Forest Products, Oregon Pacific Industries, and Tektronix.

Charles E. Hopewell has over 35 years of experience in senior management positions with manufacturing companies, including serving as CEO of Sunset Manufacturing Inc and CEO of Aluminite Corporation. He received a degree in Finance from the University of Oregon and an MBA from Willamette University’s Atkinson School of Management.

Michael C. Nasser has over 40 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Geoff Guilfoy is a management consultant with over 40 years of experience, including over 20 years in management consulting, 17 years in State Government management, and an additional 4 years in the private and non-profit sectors. Prior to founding Lumen Leaders LLC in 2013, he was the partner in charge of the management consulting group at AKT LLP, a regional CPA and business consulting firm. He has a Bachelor of Science, Management (Accounting) from San Jose State University and an MBA from Willamette University.

Sarah Johnson has significant experience in supply chain management and best practices, including the planning and implementation of improvements to both the manufacturing and supply processes. She serves as the Global Buying Manager at Columbia Sportswear and is a graduate of Gonzaga University in Spokane, Washington.

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

In accordance with the requirements of the U.S. Sarbanes-Oxley Act of 2002 and rules issued by the Securities and Exchange Commission, the Company introduced a procedure for the review and pre-approval of any services performed by Davidson & Company, LLP Chartered Accountants, including audit services, audit related services, tax services and other services.  The procedure requires that all proposed engagements of Davidson & Company, LLP Chartered Accountants for audit and permitted non-audit services are submitted to the Audit Committee for approval prior to the beginning of any such services.

The current members of the Audit Committee are Frank Magdlen (Chairman) and Geoff Guilfoy.  All current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership. The Audit Committee met two times in fiscal 2016 and one time in fiscal 2017.

On August 11, 2017, the Company received notice from NASDAQ that since the Company currently has only 2 independent directors on the Audit Committee, it is not in compliance with NASDAQ’s audit committee requirements under Listing Rule 5605. NASDAQ has granted the Company a cure period to regain compliance which extends until (i) the earlier of the Company’s next annual shareholders’ meeting or July 24, 2018; or (ii) if the next annual shareholders’ meeting is held before January 22, 2018, then the Company must evidence compliance no later than January 22, 2018.

At the next annual meeting, the Company will ask shareholders to authorize additional directors. This authorization will permit the addition of the required Independent Director to the Board and to the Audit Committee, and will return the Company into compliance with Listing Rule 5605 before the required date.

Compensation Committee

The Company has a Compensation Committee which recommends to the Board of Directors on compensation matters for the Company, including compensation plans and benefits of executive officers and directors. This includes determining the compensation for senior management, the form and amounts of Director compensation, the size and recipients of bonuses, and equity incentive plans, including the grant of options and other awards. The Committee will also recommend executive appointments and complete annual performance evaluations of the Chief Executive Officer and Chief Financial Officer. The Committee also advises on succession plan matters, and has the authority to retain outside advisors or consultants.

The Committee operates under a written charter, which requires the Committee to consist of at least three members appointed by the Board. The members shall be independent directors, and the Board will designate one member as Chairman of the Committee. The Committee shall meet a minimum of one time per year.

Current members of the Compensation Committee are Geoff Guilfoy, Sarah Johnson, and Frank Magdlen. The Committee met one time in fiscal 2017.

Compliance with Section 16(a) of the Exchange Act.

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms.

Management has determined that the Form 3 filed by Geoff Guilfoy on May 23, 2017 and the Form 3 filed by Sarah Johnson on August 25, 2017 were filed late. It was also determined that 8 small purchase transactions by Donald Boone in June 2017 exceeded the market value limit exemption under Rule 16a-6 and therefore were reported late on Form 5.

Other than the filings named above, there were no other reports that failed to be filed on a timely basis as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2017, 2016 and 2015 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp.

Charles Hopewell, President, Chief Executive Officer, Principal Financial Officer
	2017	$134,244	$ -	$ -	$ -	$ -	$ -	$ -

Donald Boone, President, Chief Executive Officer, Treasurer, Principal Financial Officer (1)(2)
	2017	$ 9,334	$ -	$ -	$ -	$ -	$ -	$ 4,940
	2016	$ 19,240	$ -	$ -	$ -	$ -	$ -	$ 6,207
	2015	$ 29,017	$ -	$ -	$ -	$ -	$ -	$ 5,040

Michael Nasser, Corporate Secretary
	2017	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 15,000
	2016	$177,000	$50,000	$ -	$ -	$ -	$ -	$ 15,000
	2015	$177,000	$24,290	$ -	$ -	$ -	$ -	$ 8,400

Murray Smith, Former Chief Financial Officer (3)
	2015	$ 68,596	$ -	$ -	$ -	$ -	$ -	$ 8,400

- 43 -

(1)

Effective April 1, 2015, Donald Boone voluntarily reduced his salary from $36,000 annually to $9.25 hourly.

(2)

Donald Boone resigned his officer positions effective February 7, 2017.

(3)

Murray Smith resigned as Chief Financial Officer effective June 15, 2015.

The Company may grant stock options to directors, executive officers and employees.  The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $50,000 of eligible compensation, which was decreased from the prior $60,000 of eligible compensation during the second quarter of fiscal 2017.

Other than participation in the Company’s stock option plan and 401(k), no funds were set aside or accrued during fiscal 2017 to provide pension, retirement or similar benefits for directors or executive officers.

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

Except for our 401(k) Plan we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  Michael Nasser received bonuses, which were determined and approved by the Board of Directors.

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

No options were granted during fiscal 2017 or fiscal 2016, and as of August 31, 2017 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $50,000 of eligible compensation, which was decreased from the first $60,000 of eligible compensation during the second quarter of fiscal 2017. In fiscal 2016, the Company made an additional 10% contribution for all eligible employees as a one-time compensation bonus. For the years ended August 31, 2017 and 2016 the 401(k) compensation expense was $336,473 and $571,551, respectively.  The contributions for Donald Boone were $4,940 and $6,207 for the fiscal years ended August 31, 2017 and 2016 respectively.  The contributions for Michael Nasser were $15,000 and $15,000 for the fiscal years ended August 31, 2017 and 2016 respectively.  The contribution for Charles Hopewell was $Nil for the fiscal year ended August 31, 2017.  There are no un-funded liabilities.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2017 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2017 the Company had no Defined Benefit or Actuarial Plan.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists 3 independent directors. None of the members of the Compensation Committee served as an officer or director of the Company in the prior fiscal year.

No board of director member and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2017 the following cash payments were paid to directors to compensate them for board meetings attended:  Donald Boone $Nil (2016 - $Nil); Frank Magdlen $6,600 (fiscal 2016 - $4,200), Ralph Lodewick $4,200 (fiscal 2016 - $4,200), Adrian Russell-Falla $4,800 (fiscal 2016 - $1,800), Geoff Guilfoy $800; and Sarah Johnson $400.

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2017 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Decisions concerning 2017 compensation considered each executive officer’s level of responsibility and performance.  As noted above, specific decisions involving 2017 executive officer compensation were ultimately based on a judgment about the individual executive officer’s performance and contribution towards enhancing long-term shareholder value.

The basis for Donald Boone’s compensation as President and CEO was set many years ago, and this compensation remained unchanged at his request.  This amount of compensation was substantially less than what would ordinarily be considered as normal compensation for being Chief Executive Officer of the Company. During fiscal 2015, Mr. Boone requested that his compensation be reduced from $36,000 annually to $9.25 per hour, the then current minimum wage in the State of Oregon. The reduction was approved by the Board of Directors and became effective April 1, 2015 until his resignation from his executive officer positions effective February 7, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation.  It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 9, 2017.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone	713,390	31.9%
Common	Michael C. Nasser	229,694	10.2%
Common	Charles E. Hopewell	5,000	0.2%
Common	Geoff Guilfoy	Nil	-
Common	Sarah Johnson	Nil	-
Common	Frank Magdlen	Nil	-

Total directors, executive officers, and 5% shareholders		948,084	42.4%

(1) Based on 2,234,494 shares outstanding as of November 9, 2017.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2017	2016

Audit fees	$ 90,000	$ 90,000
Tax fees	6,750	8.500
All other fees (1)	24,750	24,750

Total	$ 121,500	$ 123,250

(1)	FY2017:	$8,250 to review the Q2 Form 10Q
$8,250 to review the Q2 Form 10Q
$8,250 to review the Q2 Form 10Q

(2)	FY2016:	$8,250 to review the Q2 Form 10Q
$8,250 to review the Q2 Form 10Q
$8,250 to review the Q2 Form 10Q

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

(B) Exhibits:

 2.

Plan of acquisition, reorganization, arrangement, liquidation or succession:

No Disclosure Necessary

 3.

Articles of Incorporation/By-Laws:

Incorporated by reference to Form 10 Registration Statement, as amended.

3.1

Notice of Change of Articles

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 9, 2017	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 9, 2017	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO and Principal Financial Officer

Dated: November 9, 2017	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary

Dated: November 9, 2017	By: /s/ “Donald M. Boone” Donald M. Boone, Director

Dated: November 9, 2017	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: November 9, 2017	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: November 9, 2017	By: /s/ “Frank Magdlen” Frank Magdlen, Director

