Form 10-Q
period 2017-11-30
JEWETT CAMERON TRADING CO LTD
filed 2018-01-16
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,234,494 common shares as of January 16, 2018.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2017

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2017	August 31, 2017

ASSETS

Current assets
Cash	$ 5,560,066	$ 5,912,250
Accounts receivable, net of allowance of $Nil (August 31, 2017 - $1,725)	3,363,541	3,565,055
Inventory, net of allowance of $186,713 (August 31, 2017 - $156,713) (note 3)	9,120,135	8,807,545
Prepaid expenses	1,040,558	595,776

Total current assets	19,084,300	18,880,626

Property, plant and equipment, net (note 4)	3,201,768	3,222,572

Intangible assets, net (note 5)	60,323	77,837

Deferred income taxes (note 6)	10,221	-

Total assets	$ 22,356,612	$ 22,181,035

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2017	August 31, 2017

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 544,736	$ 638,128
Accrued liabilities	1,765,072	1,807,192

Total current liabilities	2,309,808	2,445,320

Deferred tax liability (note 6)	-	11,344

Total liabilities	2,309,808	2,456,664

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,234,494 common shares (August 31, 2017 – 2,234,494)	1,054,316	1,054,316
Additional paid-in capital	600,804	600,804
Retained earnings	18,391,684	18,069,251

Total stockholders’ equity	20,046,804	19,724,371

Total liabilities and stockholders’ equity	$ 22,356,612	$ 22,181,035

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2017	2016

SALES	$ 9,413,970	$ 10,421,804

COST OF SALES	7,227,222	8,027,362

GROSS PROFIT	2,186,748	2,394,442

OPERATING EXPENSES
Selling, general and administrative expenses	445,877	551,048
Depreciation and amortization	72,665	68,640
Wages and employee benefits	1,097,904	982,249

	1,616,446	1,601,937

Income from operations	570,302	792,505

OTHER ITEMS
Loss on sale of property, plant and equipment	(27,552)	-
Interest and other income	2,690	1,820
	(24,862)	1,820

Income before income taxes	545,440	794,325

Income tax expense	(223,007)	(308,405)

Net income	$ 322,433	$ 485,920

Basic earnings per common share	$ 0.14	$ 0.21

Diluted earnings per common share	$ 0.14	$ 0.21

Weighted average number of common shares outstanding:
Basic	2,234,494	2,286,294
Diluted	2,234,494	2,286,294

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2016	2,286,294	$ 1,078,759	$ 600,804	$ 15,845,092	$ 17,524,655

Shares repurchased and cancelled (note 9)	(51,800)	(24,443)	-	(502,498)	(526,941)
Net income	-	-	-	2,726,657	2,726,657

August 31, 2017	2,234,494	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Net income	-	-	-	322,433	322,433

November 30, 2017	2,234,494	$ 1,054,316	$ 600,804	$ 18,391,684	$ 20,046,804

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 322,433	$ 485,920
Items not involving an outlay of cash:
Depreciation and amortization	72,665	68,640
Loss on sale of property, plant and equipment	27,552	-
Deferred income taxes	(21,565)	(3,165)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	201,514	(44,185)
(Increase) decrease in inventory	(312,590)	380,408
Decrease in prepaid income taxes	-	596
(Increase) in prepaid expenses	(444,782)	(29,223)
Decrease in accounts payable and accrued liabilities	(135,512)	(564,903)
Increase in income taxes payable	-	310,974

Net cash provided by (used by) operating activities	(290,285)	605,062

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(61,899)	(225,622)

Net cash used in investing activities	(61,899)	(225,622)

Net increase (decrease) in cash	(352,184)	379,440

Cash, beginning of period	5,912,250	4,519,922

Cash, end of period	$ 5,560,066	$ 4,899,362

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2017 and August 31, 2017 and its results of operations and cash flows for the three month periods ended November 30, 2017 and 2016 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three month period ended November 30, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2018.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2017, cash was $5,560,066 compared to $5,912,250 at August 31, 2017.  At November 30, 2017 and August 31, 2017, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost.  The most significant intangible assets are two patents related to gate support systems.  Amortization is calculated using the straight-line method over the remaining lives of 3 months and 15 months, respectively, and are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

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

The Company does not have significant non-monetary or monetary assets and liabilities that are in a currency other than the U.S. dollar.  Any statement of operations transactions in a foreign currency are translated at rates that approximate those in effect at the time of translation.  Gains and losses from translation of foreign currency transactions into U.S. dollars are included in current results of operations.

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

November 30, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three month periods ended November 30, 2017 and 2016 are as follows:

	Three Month Periods ended November 30,

	2017	2016

Net income	$ 322,433	$ 485,920

Basic weighted average number of common shares outstanding	2,234,494	2,286,294

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	2,234,494	2,286,294

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the three month period ended November 30, 2017, and there were no options outstanding on November 30, 2017.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of November 30, 2017 and August 31, 2017 follows:

	November 30, 2017		August 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$5,560,066	$5,560,066	$5,912,250	$5,912,250
Accounts receivable, net of allowance	3,363,541	3,363,541	3,565,055	3,565,055
Accounts payable and accrued liabilities	2,309,808	2,309,808	2,445,320	2,445,320

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$5,560,066	$5,560,066	$—	$—

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

November 30, 2017

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted this ASU on April 1, 2017, prospectively.  There was no material impact on the Company’s financial statements on adoption.

In November 2015, an ASU was issued to simplify the presentation of deferred income taxes.  The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current on the balance sheet as compared to the current requirements to separate deferred tax liabilities and assets into current and non-current amounts.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted.  This ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company adopted this ASU on April 1, 2017, prospectively. There was no material impact on the Company’s financial statements on adoption.

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

In July 2015, Topic 330, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The new standard is being issued as part of the simplification initiative. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Further, this change will more closely align U.S. GAAP and IFRS. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years and is to be prospectively applied. The Company adopted this ASU on April 1, 2017, prospectively. There was no material impact on the Company’s financial statements on adoption.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

In November 2016, Topic 230, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Topic 230 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2017	August 31, 2017

Wood products and metal products	$ 8,464,819	$ 8,184,921
Industrial tools	434,598	434,871
Agricultural seed products	220,718	187,753

	$ 9,120,135	$ 8,807,545

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2017	August 31, 2017

Office equipment	$ 569,750	$ 561,090
Warehouse equipment	1,302,838	1,290,838
Buildings	4,090,527	4,097,438
Land	761,924	761,924
	6,725,039	6,711,290

Accumulated depreciation	(3,523,271)	(3,488,718)

Net book value	$ 3,201,768	$ 3,222,572

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2017	August 31, 2017
Patent	$ 850,000	$ 850,000
Other	43,655	43,655
	893,655	893,655
Accumulated amortization	(833,332)	(815,818)

Net book value	$ 60,323	$ 77,837

6.

DEFERRED INCOME TAXES

Deferred income tax assets as of November 30, 2017 of $10,221, and deferred tax liabilities as of August 31, 2017 of $11,344 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of November 30, 2017 or August 31, 2017.

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

November 30, 2017

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

The Company had no stock options outstanding as of November 30, 2017 and August 31, 2017.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

(Unaudited)

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018 and from $60,000 of eligible compensation during the second quarter of fiscal 2017. During the second quarter of fiscal 2016 ended February 29, 2016, the Company made an additional 10% contribution for all eligible employees as a one-time compensation bonus. For the three months ended November 30, 2017 and 2016 the 401(k) compensation expense was $46,962 and $53,570, respectively.

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

Following is a summary of segmented information for the three month periods ended November 30, 2017 and 2016:

	2017	2016

Sales to unaffiliated customers:
Industrial wood products	$662,454	$959,616
Lawn, garden, pet and other	7,984,745	8,419,027
Seed processing and sales	468,575	479,111
Industrial tools and clamps	298,196	564,050
	$9,413,970	$10,421,804

Income (loss) before income taxes:
Industrial wood products	$(42,760)	$(28,462)
Lawn, garden, pet and other	300,872	527,220
Seed processing and sales	63,462	36,811
Industrial tools and clamps	10,621	40,407
Corporate and administrative	213,245	218,349
	$545,440	$794,325

Identifiable assets:
Industrial wood products	$861,542	$1,187,525
Lawn, garden, pet and other	11,569,466	9,579,500
Seed processing and sales	351,176	452,678
Industrial tools and clamps	525,356	532,897
Corporate and administrative	9,049,072	8,345,998
	$22,356,612	$20,098,598

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

Depreciation and amortization:
Industrial wood products	$83	$83
Lawn, garden, pet and other	8,560	10,715
Seed processing and sales	2,450	3,174
Industrial tools and clamps	328	328
Corporate and administrative	61,244	54,340
	$72,665	$68,640

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	61,899	225,622
	$61,899	$225,622

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2017 and 2016:

	2017	2016

Sales	$ 5,773,104	$ 5,524,416

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2017 and 2016:

	2017	2016

United States	$ 8,899,759	$ 9,881,253
Canada	364,173	268,062
Europe	5,073	12,408
Mexico/Latin America	79,958	233,594
Middle East	12,209	-
Asia/Pacific	52,798	26,487

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2017 and 2016.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2017

(Unaudited)

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2017, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 72%. At August 31, 2017, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 77%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2017, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,923,827. For the three months ended November 30, 2016, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,180,581.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2017 and August 31, 2017 and its results of operations and cash flows for the three month periods ended November 30, 2017 and November 30, 2016 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2017 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2018.

The Company’s operations are classified into four reportable segments, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood).  Greenwood is a processor and distributor of industrial wood products.  A major product category is treated plywood that is sold primarily to the transportation industry.

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products are primarily fencing, while metal products include pet enclosures and kennels, proprietary gate support systems, perimeter fencing, greenhouses, canopies and umbrellas. Examples of the Company’s brands include Lucky Dog, Animal House and AKC (used under license from the American Kennel Club) for pet enclosures and kennels; Adjust-A-Gate, Fit-Right, and Perimeter Patrol for gates and fencing; Early Start, Spring Gardner, and Weatherguard for greenhouses; and TrueShade for patio umbrellas, furniture covers and canopies.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC).  JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.

The industrial tools segment reflects the business of MSI-PRO (MSI). MSI imports and distributes products including pneumatic air tools, industrial clamps, saw blades, digital calipers, and laser guides.  MSI brands include MSI-Pro, Avenger, and ProMax.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2017 and November 30, 2016

For the three months ended November 30, 2017, sales decreased by $1,007,834, or 9.7% to $9,413,970 from $10,421,804 for the three months ended November 30, 2016.

Sales at Greenwood were $662,454 for the three months ended November 30, 2017 compared to sales of $959,616 for the three months ended November 30, 2016, which was a decrease of $297,162, or 31%. Overall, demand remains weak in this sector. Historically, a large portion of Greenwood’s sales were in the marine industry, but the Company sold its excess marine industry inventory in fiscal 2014. The Company will maintain a readiness to participate in the marine segment when the market rebounds. For the quarter, Greenwood had an operating loss of ($42,760) compared to an operating loss of ($28,462) in the three months ended November 30, 2016.

Sales at JCC were $7,984,745 for the three months ended November 30, 2017 compared to sales of $8,419,027 for the three months ended November 30, 2016, which was a decrease of $434,282, or 5%. The decrease in sales in the current period was primarily due to a breakage issue with a specific product. This product was sold to a single retail store customer. After two reported incidents of breakage, the Company and the retailer issued a voluntary safety advisory which included a recall of units sold and a permanent withdrawal from sale of all remaining unsold units. This recall had a significant negative effect on JCC’s sales and income for the quarter, as the Company has provided the retailer with a return allowance for the units and destroyed all remaining inventory of the recalled product.  Operating income for JCC was $300,872 for the three months ended November 30, 2017 compared to operating income of $527,220 for the three months ended November 30, 2016. This represents a decrease of $226,348 which is principally attributable to the product issue discussed above. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at JCSC were $468,575 for the three months ended November 30, 2017 compared to sales of $479,111 for the three months ended November 30, 2016. This represents a decrease of $10,536, or 2%. Overall demand for grass seed remains high due to the continuing strength in the residential housing market in North America. Operating income for JCSC for the quarter was $63,462 compared to operating income of $36,811 for the quarter ended November 30, 2016.

Sales at MSI were $298,196 for the quarter ended November 30, 2017 compared to sales of $564,050 for the quarter ended November 30, 2016, which was a decrease of $265,854, or 47%. In the prior year’s quarter, the Company received a final large order from a now former customer, while the current quarter’s sales are more consistent with historical results. Operating income for MSI for the three months ended November 30, 2017 was $10,621 compared to operating income of $40,407 for the three months ended November 30, 2016.

Gross margin for the three month period ended November 30, 2017 was 23.2% compared to 23.0% for the three months ended November 30, 2016.

Operating expenses increased by $14,509 to $1,616,446 from $1,601,937 for the three months ended November 30, 2017. Selling, General and Administrative Expenses declined to $445,877 from $551,048. Depreciation and Amortization increased to $72,665 from $68,640. Wages and Employee Benefits increased to $1,097,904 from $982,249 as the Company hired additional personnel including Charles Hopewell as President and CEO.

The Company's income tax expense in the current period was $223,007 compared to $308,405 for the three months ended November 30, 2016. Net income for the three months ended November 30, 2017 was $322,433, or $0.14 per basic and diluted share, compared to $485,920, or $0.21 per basic and diluted share, for the three months ended November 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2017, the Company had working capital of $16,774,492 compared to working capital of $16,435,306 as of August 31, 2017, an increase of $339,186. Cash totaled $5,560,066, a decrease of $352,184. Accounts receivable fell to $3,363,541 from $3,565,055 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $312,590 and prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $444,782 as the Company has secured additional specialty lumber for certain customers who indicated they would increase their orders for the Spring season. The Company also accelerated certain specialty metal product purchases from China in advance of announced increase in the price of steel. Accounts payable decreased by $93,392 and accrued liabilities decreased by $42,120.

As of November 30, 2017, accounts receivable and inventory represented 65% of current assets and 56% of total assets. For the three months ended November 30, 2017, the accounts receivable collection period, or DSO, was 33 days compared to 30 days for the three months ended November 30, 2016. Inventory turnover to the three months ended November 30, 2017 was 113 days compared to 89 days for the three months ended November 30, 2016.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of November 30, 2017, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2017, the one month LIBOR rate plus 175 basis points was 3.11% (1.36% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been expanding its infrastructure to support its growth. In May 2016, the Company received its final permits for the construction of a warehouse expansion at its headquarters property in North Plains. The completed building measures 150 feet by 80 feet and has a height of 37 feet. During the second quarter of fiscal 2017, the Company received its conditional occupation permits and began using the new expansion for several new product lines. Additional personnel were also added during fiscal 2017 to support its new product lines and sales initiatives.

Subsequent to the end of the first quarter, the Company received noticed that its application for a patent on its updated Adjust-a-Gate gate system has been granted by the United States Patent and Trademark Office. This new patent will extend the protection on the Adjust-a-Gate products for an additional 15 years.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the fiscal years ended August 31, 2017 and 2016, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On March 7, 2016, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000.  The plan commenced on March 10, 2016 and terminated on August 25, 2016. Under the Plan, the Company repurchased a total of 175,538 common shares at a cost of $2,124,579 which was an average price of $12.10.

On May 23, 2017, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 225,000 common shares through the facilities of NASDAQ under similar terms as the March 2016 repurchase plan. The Plan commenced on June 1, 2017 and terminated automatically on August 31, 2017. Under the Plan, the Company repurchased and cancelled a total of 41,800 common shares at a total cost of $526,941 which was an average price of $12.61 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 2,565 shares for the three months ended November 30, 2017. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2017, our top ten customers represented 92% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2017. However, the Company is exposed to interest rate risk.

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

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company does not know of any material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3.

Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.  Mine Safety Disclosures

---No Disclosure Required---

Item 5.

Other Information

---No Disclosure Required---

Item 6.

Exhibits

3.1

Notice of Change of Articles

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

3.2

Articles of Incorporation of Jewett-Cameron Company.

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

31.1

Rule 13a-14a/15d-14(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

January 16, 2018	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

