Form 10-Q
period 2018-02-28
JEWETT CAMERON TRADING CO LTD
filed 2018-04-16
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 2,234,494 common shares as of April 16, 2018.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2018

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2018	August 31, 2017

ASSETS

Current assets
Cash	$ 2,790,723	$ 5,912,250
Accounts receivable, net of allowance of $Nil (August 31, 2017 - $1,725)	6,064,903	3,565,055
Inventory, net of allowance of $139,704 (August 31, 2017 - $156,713) (note 3)	9,289,193	8,807,545
Prepaid expenses	883,204	595,776
Prepaid income taxes	469,577	-

Total current assets	19,497,600	18,880,626

Property, plant and equipment, net (note 4)	3,139,156	3,222,572

Intangible assets, net (note 5)	3,862	77,837

Total assets	$ 22,640,618	$ 22,181,035

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2018	August 31, 2017

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 782,869	$ 638,128
Accrued liabilities	1,265,612	1,807,192

Total current liabilities	2,048,481	2,445,320

Deferred tax liability (note 6)	37,035	11,344

Total liabilities	2,085,516	2,456,664

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
2,234,494 common shares (August 31, 2017 – 2,234,494)	1,054,316	1,054,316
Additional paid-in capital	600,804	600,804
Retained earnings	18,899,982	18,069,251

Total stockholders’ equity	20,555,102	19,724,371

Total liabilities and stockholders’ equity	$ 22,640,618	$ 22,181,035

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods ended February 28,		Six Month Periods ended February 28,
	2018	2017	2018	2017

SALES	$ 13,341,338	$ 9,499,286	$ 22,755,308	$ 19,921,089

COST OF SALES	10,705,532	7,370,224	17,932,754	15,397,585

GROSS PROFIT	2,635,806	2,129,062	4,822,554	4,523,504

OPERATING EXPENSES
Selling, general and administrative expenses	616,074	453,668	1,061,951	1,004,717
Depreciation and amortization	122,745	69,368	195,410	138,007
Wages and employee benefits	1,176,743	1,057,792	2,274,647	2,040,041
	1,915,562	1,580,828	3,532,008	3,182,765

Income from operations	720,244	548,234	1,290,546	1,340,739

OTHER ITEMS
(Loss) gain on sale of property, plant and equipment	530	(393)	(27,022)	(393)
Interest and other income	5,793	2,000	8,483	3,820
	6,323	1,607	(18,539)	3,427

Income before income taxes	726,567	549,841	1,272,007	1,344,166

Income tax expense	(218,269)	(240,828)	(441,276)	(549,233)

Net income	$ 508,298	$ 309,013	$ 830,731	$ 794,933

Basic earnings per common share	$ 0.23	$ 0.14	$ 0.37	$ 0.35

Diluted earnings per common share	$ 0.23	$ 0.14	$ 0.37	$ 0.35

Weighted average number of common shares outstanding:
Basic	2,234,494	2,286,294	2,234,494	2,286,294
Diluted	2,234,494	2,286,294	2,234,494	2,286,294

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2016	2,286,294	$ 1,078,759	$ 600,804	$ 15,845,092	$ 17,524,655

Shares repurchased and cancelled (note 9)	(51,800)	(24,443)	-	(502,498)	(526,941)
Net income	-	-	-	2,726,657	2,726,657

August 31, 2017	2,234,494	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Net income	-	-	-	830,731	830,731

February 28, 2018	2,234,494	$ 1,054,316	$ 600,804	$ 18,899,982	$ 20,555,102

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period ended February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 830,731	$ 794,933
Items not involving an outlay of cash:
Depreciation and amortization	195,410	138,007
Loss on sale of property, plant and equipment	27,022	393
Deferred income taxes	25,691	4,540

Changes in non-cash working capital items:
(Increase) in accounts receivable	(2,499,848)	(1,205,537)
(Increase) in inventory	(481,648)	(817,226)
(Increase) decrease in prepaid expenses	(287,428)	25,202
(Increase) in prepaid income taxes	(469,577)	(148,891)
(Decrease) in accounts payable and accrued liabilities	(396,839)	(961,277)

Net cash used in operating activities	(3,056,486)	(2,169,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(66,041)	(335,014)
Proceeds from sale of property, plant and equipment	1,000	3,480

Net cash used in investing activities	(65,041)	(331,534)

Net decrease in cash	(3,121,527)	(2,501,390)

Cash, beginning of period	5,912,250	4,519,922

Cash, end of period	$ 2,790,723	$ 2,018,532

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2018 and August 31, 2017 and its results of operations and cash flows for the three and six month periods ended February 28, 2018 and 2017 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and six month periods ended February 28, 2018 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2018.

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

February 28, 2018

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At February 28, 2018, cash was $2,790,723 compared to $5,912,250 at August 31, 2017.  At February 28, 2018 and August 31, 2017, there were no cash equivalents.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost. Amortization is calculated using the straight-line method over the remaining life of the asset. The intangible assets are reviewed annually for impairment.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and six month periods ended February 28, 2018 and 2017 are as follows:

	Three Month Periods ended February 28,		Six Month Periods ended February 28,

	2018	2017	2018	2017

Net income	$ 508,298	$ 309,013	$ 830,731	$ 794,933

Basic weighted average number of common shares outstanding	2,234,494	2,286,294	2,234,494	2,286,294

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	2,234,494	2,286,294	2,234,494	2,286,294

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 28, 2018, and there were no options outstanding on February 28, 2018.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of February 28, 2018 and August 31, 2017 follows:

	February 28, 2018		August 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$2,790,723	$2,790,723	$5,912,250	$5,912,250
Accounts receivable, net of allowance	6,064,903	6,064,903	3,565,055	3,565,055
Accounts payable and accrued liabilities	2,048,481	2,048,481	2,445,320	2,445,320

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$2,790,723	$2,790,723	$—	$—

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

February 28, 2018

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted this ASU on April 1, 2017, prospectively.  There was no material impact on the Company’s financial statements on adoption as the sale of goods by the Company is performed on a standalone basis and revenue is recognized when the customer obtains control of the goods.

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

February 28, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

In November 2016, Topic 230, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Topic 230 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted this ASU on December 1 2017, prospectively. There was no material impact on the Company’s financial statements on adoption.

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2018	August 31, 2017

Wood products and metal products	$ 8,620,418	$ 8,184,921
Industrial tools	427,986	434,871
Agricultural seed products	240,789	187,753

	$ 9,289,193	$ 8,807,545

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2018	August 31, 2017

Office equipment	$ 458,853	$ 561,090
Warehouse equipment	1,284,075	1,290,838
Buildings	4,090,527	4,097,438
Land	761,924	761,924
	6,595,379	6,711,290

Accumulated depreciation	(3,456,223)	(3,488,718)

Net book value	$ 3,139,156	$ 3,222,572

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2018	August 31, 2017
Patent	$ -	$ 850,000
Other	43,655	43,655
	43,655	893,655
Accumulated amortization	(39,793)	(815,818)

Net book value	$ 3,862	$ 77,837

During the period, the Company conducted a periodic review of the Company’s patents and determined that two of the patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the respective costs and accumulated amortization values.

6.

DEFERRED INCOME TAXES

Deferred tax liabilities as of February 28, 2018 of $37,035 (August 31, 2017 - $11,344) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of February 28, 2018 or August 31, 2017.

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

February 28, 2018

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

The Company had no stock options outstanding as of February 28, 2018 and August 31, 2017.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018 and from $60,000 of eligible compensation during the second quarter of fiscal 2017. For the six month periods ended February 28, 2018 and 2017, the 401(k) compensation expense was $166,369 and $160,157, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

(Unaudited)

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

Following is a summary of segmented information as at and for the six month periods ended February 28, 2018 and 2017:

	2018	2017

Sales to unaffiliated customers:
Industrial wood products	$ 1,515,375	$ 1,697,032
Lawn, garden, pet and other	19,323,517	15,585,202
Seed processing and sales	1,393,443	1,638,954
Industrial tools and clamps	522,973	999,901
	$ 22,755,308	$ 19,921,089

Income (loss) before income taxes:
Industrial wood products	$ (47,183)	$ (63,876)
Lawn, garden, pet and other	849,782	893,787
Seed processing and sales	90,495	84,030
Industrial tools and clamps	(3,778)	65,911
Corporate and administrative	382,691	364,314
	$ 1,272,007	$ 1,344,166

Identifiable assets:
Industrial wood products	$ 878,842	$ 912,060
Lawn, garden, pet and other	13,969,856	11,390,537
Seed processing and sales	415,032	505,684
Industrial tools and clamps	498,865	671,308
Corporate and administrative	6,878,023	6,219,299
	$ 22,640,618	$ 19,698,888

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

	2018	2017
Depreciation and amortization:
Industrial wood products	$ 165	$ 165
Lawn, garden, pet and other	29,421	18,275
Seed processing and sales	3,883	6,482
Industrial tools and clamps	657	657
Corporate and administrative	161,284	112,428
	$ 195,410	$ 138,007

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	66,041	335,014
	$ 66,041	$ 335,014

Interest expense:	$ 3	$ -

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2018 and 2017:

	2018	2017

Sales	$ 14,152,519	$ 9,159,127

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2018 and 2017:

	2018	2017

United States	$ 21,679,684	$ 18,635,193
Canada	759,136	866,057
Mexico/Latin America	159,436	362,556
Europe	38,993	12,408
Asia/Pacific	118,059	44,875

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2018 and 2017.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2018

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

At February 28, 2018, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 71%. At February 28, 2017, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 52%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2018, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $11,365,503. For the six months ended February 28, 2017, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $7,425,603.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28 are summarized as follows:

	2018	2017

Cash paid during the periods for:
Interest	$3	$-
Income taxes	$924,444	$686,485

There were no non-cash investing or financing activities during the periods presented.

‘

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2018 and August 31, 2017 and its results of operations and cash flows for the three and six month periods ended February 28, 2018 and February 28, 2017 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2018 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2018.

The Company’s operations are classified into four reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Industrial tools

•

Corporate and administration

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

JC USA Inc. (“JC USA”) is the parent company for the four wholly-owned subsidiaries as described above.  JC USA provides professional and administrative services, including warehousing, accounting and credit services, to its subsidiary companies.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2018 and February 28, 2017

For the three months ended February 28, 2018, sales increased $3,842,052 to $13,341,338 from $9,499,286. This represents an increase of 40%.

Sales at Greenwood were $852,921 for the three months ended February 28, 2018 compared to sales of $737,417 for the three months ended February 28, 2017, which was an increase of $115,504, or 16%. Overall demand for Greenwood’s products remains weak. Historically, a large portion of Greenwood’s sales were in the marine industry, but the Company sold its excess marine industry inventory in fiscal 2014. The Company will maintain a readiness to participate in the marine segment when the market rebounds. For the three months ended February 28, 2018, Greenwood had an operating loss of ($4,423) compared to an operating loss of ($35,414) for the three months ended February 28, 2017.

Sales at JCC were $11,338,772 for the three months ended February 28, 2018 compared to sales of $7,166,175 for the three months ended February 28, 2017. This represents an increase of $4,172,597, or 58%. The higher level of sales was due to the addition of new customers and increased shipments of specialty lumber products. Management secured additional supplies of cedar fencing which were shipped during the quarter to satisfy higher demand from areas previously affected by severe storms. Operating income for the current quarter was $548,910 compared to income of $366,568 for the quarter ended February 28, 2017. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at JCSC were $924,867 for the three months ended February 28, 2018 compared to sales of $1,159,843 for the three months ended February 28, 2017, which was a decrease of $234,976, or 20%. Overall demand for grass seed remains firm due to the continuing strength in the residential housing market in North America. Operating income at JCSC for the quarter was $27,033 compared to operating income of $47,218 for the quarter ended February 28, 2017.

Sales at MSI were $224,778 for the three months ended February 28, 2018 compared to sales of $435,851 for the three months ended February 28, 2017, which was a decrease of $211,073, or 48%.  Conditions in this segment remain challenging due to increased competition. For the quarter ended February 28, 2018, MSI had an operating loss of ($14,399) compared to operating income of $25,504 for the quarter ended February 28, 2017.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended February 28, 2018, JC USA had operating income of $169,446 compared to operating income of $145,965 for the quarter ended February 28, 2017. The increase is due to higher rental and administrative fees charged to its subsidiaries related to higher inventory levels and utilization of the new warehouse space. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended February 28, 2018 was 19.8% compared to 22.4% for the three months ended February 28, 2017. Margins in the current quarter were negatively affected by the product mix as much of the increase in sales in the quarter were attributable to wood products which have a lower overall margin than metal products.

Operating expenses increased by $334,734 to $1,915,562 from $1,580,828 for the three months ended February 28, 2017. Selling, General and Administrative Expenses rose to $616,074 from $453,668 which is consistent with the higher level of sales. Wages and Employee Benefits increased by $118,951 to $1,176,743 from $1,057,792. Depreciation and Amortization increased to $122,745 from $69,368, as the Company conducted a periodic review of its patents during the current period and determined that two of its patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the assets. Other items in the current quarter ended February 28, 2018 included interest and other income of $5,793 and gain on sale of property, plant and equipment of $530. During the quarter ended February 28, 2017, other items included interest and other income of $2,000 and loss on sale of property, plant and equipment of ($393).

Income tax expense for the three month period ended February 28, 2018 was $218,269 compared to $240,828 for the quarter ended February 28, 2017. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect. During the current period, the Tax Cuts and Jobs Act became effective which has reduced the Company’s Federal tax rate and resulted in the lower income tax expense compared to the prior year’s period.

Net income for the quarter ended February 28, 2018 was $508,298, or $0.23 per basic and diluted share, compared to net income of $309,013, or $0.14 per basic and diluted share, for the quarter ended February 28, 2017.

Six Months Ended February 28, 2018 and February 28, 2017

For the six months ended February 28, 2018, sales increased by $2,834,219, or 14% to $22,755,308 from sales of $19,921,089 recorded in the six month period ended February 28, 2017.

Sales at Greenwood were $1,515,375 for the six months ended February 28, 2018 compared to sales of $1,697,032 for the six months ended February 28, 2017, a decline of $181,657, or 11%. Overall, demand for Greenwood’s industrial wood products remains weak. For the six months ended February 28, 2018, Greenwood had an operating loss of ($47,183) compared to an operating loss of ($63,876) for the six months ended February 28, 2017.

Sales at JCC were $19,323,517 for the six months ended February 28, 2018 compared to sales of $15,585,202 for the six months ended February 28, 2017, which was an increase of $3,738,315, or 24%. The increase in sales was attributable to new customers and increased sales of specialty lumber, particularly cedar fencing which was sourced in the first quarter and began shipping during the second quarter of the current fiscal year. During the current six month period, the Company instituted a voluntary recall of a specific product which was sold to a single retail store customer. After two incidents of breakage, the Company and the retailer issued a voluntary safety advisory prior to the US Consumer Product Safety Commission issuing a formal recall of the product in March 2018, The actions taken by the Company included a recall of units sold and a permanent withdrawal from sale of all remaining unsold units. This recall had a significant negative effect on JCC’s sales and income during the current six month period, as the Company has provided the retailer with a return allowance for the units and destroyed all remaining inventory of the recalled product. The Company does not anticipate additional significant costs related to the recall in future periods. Operating income at JCC for the current six month period was $849,782 compared to income of $893,787 for the six months ended February 28, 2017. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the six months ended February 28, 2018 were $1,393,443 compared to sales of $1,638,954 for the six months ended February 28, 2017. This represents a decrease of $245,511, or 15%. Overall demand for grass seed remains firm due to the continuing strength in the residential housing market in North America. Operating income for the six months ended February 28, 2018 was $90,495 compared to income of $84,030 for the six months ended February 28, 2017.

Sales at MSI for the six months ended February 28, 2018 were $522,973, which was a decrease of $476,928, compared to sales of $999,901 for the six months ended February 28, 2017. During the prior year’s period, the Company received a final large order from a now former customer, while results in the current period have been negatively affected by increased competition in the segment. For the three months ended February 28, 2018, MSI had an operating loss of ($3,778) compared to operating income of $65,911 for the six months ended February 28, 2017.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $382,691 for the six months ended February 28, 2018 compared to operating income of $364,314 for the six months ended February 28, 2018. The increase is due to higher rental and administrative fees charged to its subsidiaries related to higher inventory levels and utilization of the new warehouse space. The results of JC USA are eliminated on consolidation.

Gross margin for the six month period ended February 28, 2018 was 21.2% compared to 22.7% for the six months ended February 28, 2017. The lower margin in the current period was primarily due to higher sales of lower margin lumber products.

Operating expenses for the six months ended February 28, 2018 rose to $3,532,008 from expenses of $3,182,765 for the six month period ended February 28, 2017. Selling, General and Administrative Expenses increased to $1,061,951 from $1,004,717. Wages and Employee Benefits increased to $2,274,647 from $2,040,041. Depreciation and Amortization rose to $195,410 from $138,007 as the Company conducted a periodic review of its patents during the current period and determined that two of its patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the assets.

Other items in the current six month period ended February 28, 2018 included interest and other income of $8,483 and loss on sale of property, plant and equipment of ($27,022). During the six months ended February 28, 2017, other items included interest and other income of $3,820 and loss on sale of property, plant and equipment of ($393).

Income tax expense for the six months ended February 28, 2018 was $441,276 compared to $549,233 for the six months ended February 28, 2017. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect. During the current period, the Tax Cuts and Jobs Act became effective which has reduced the Company’s Federal tax rate and resulted in the lower income tax expense compared to the prior year’s period.

Net income for the six months ended February 28, 2018 was $830,731, or $0.37 per basic and diluted share, compared to net income of $794,933, or $0.35 per basic and diluted share, for the six months ended February 28, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2018, the Company had working capital of $17,449,119 compared to working capital of $16,435,306 as of August 31, 2017, an increase of $1,013,813. Cash totaled $2,790,723, a decrease of $3,121,527. Accounts receivable increased to $6,064,903 from $3,565,055 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $481,648 as persistent winter weather across much of the United States has slowed the purchase of Spring and Summer inventory by retailers. The Company also accelerated certain specialty metal product purchases from China in advance of announced increase in the price of steel. Prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $287,428. Accounts payable increased by $144,741 and accrued liabilities decreased by $541,580.

As of February 28, 2018, accounts receivable and inventory represented 79% of current assets and 68% of total assets. For the three months ended February 28, 2018, the accounts receivable collection period, or DSO, was 41 compared to 43 for the three months ended February 28, 2017. For the six month period ended February 28, 2018, the DSO was 48 compared to 41 for the six months ended February 28, 2017. Inventory turnover for the three months ended February 28, 2018 was 77 days compared to 101 days for the three months ended February 28, 2017. For the six months ended February 28, 2018, inventory turnover was 91 days compared to 100 days for the six months ended February 28, 2017.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of February 28, 2018, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of February 28, 2018, the one month LIBOR rate plus 175 basis points was 3.33% (1.58% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

During the period, the Company received notice that its application for a patent on its updated Adjust-a-Gate gate system has been granted by the United States Patent and Trademark Office. This new patent will extend the protection on the Adjust-a-Gate products for an additional 15 years.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 3,086 shares for the six months ended February 28, 2018. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 28, 2018, our top ten customers represented 94% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2018. However, the Company is exposed to interest rate risk.

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

3.2

Articles of Incorporation Jewett Cameron Company

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

31.1

Rule 13a-14a/15d-14(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

April 16, 2018	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

