Form 10-Q
period 2018-05-31
JEWETT CAMERON TRADING CO LTD
filed 2018-07-11
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 4,456,788 common shares as of July 11, 2018

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2018

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2018	August 31, 2017

ASSETS

Current assets
Cash	$ 6,251,001	$ 5,912,250
Accounts receivable, net of allowance of $Nil (August 31, 2017 - $1,725)	7,092,526	3,565,055
Inventory, net of allowance of $117,906 (August 31, 2017 - $156,713) (note 3)	7,713,010	8,807,545
Prepaid expenses	775,919	595,776
Prepaid income taxes	114,413	-

Total current assets	21,946,869	18,880,626

Property, plant and equipment, net (note 4)	3,101,128	3,222,572

Intangible assets, net (note 5)	3,726	77,837

Total assets	$ 25,051,723	$ 22,181,035

- Continued –

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2018	August 31, 2017

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$ 1,219,344	$ 638,128
Accrued liabilities	1,835,289	1,807,192

Total current liabilities	3,054,633	2,445,320

Deferred tax liability (note 6)	52,779	11,344

Total liabilities	3,107,412	2,456,664

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
4,468,988 common shares (August 31, 2017 – 4,468,988)	1,054,316	1,054,316
Additional paid-in capital	600,804	600,804
Retained earnings	20,289,191	18,069,251

Total stockholders’ equity	21,944,311	19,724,371

Total liabilities and stockholders’ equity	$ 25,051,723	$ 22,181,035

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2018	2017	2018	2017

SALES	$ 19,934,709	$ 16,718,234	$ 42,690,017	$ 36,639,323

COST OF SALES	15,944,995	12,906,533	33,877,749	28,304,118

GROSS PROFIT	3,989,714	3,811,701	8,812,268	8,335,205

OPERATING EXPENSES
Selling, general and administrative expenses	596,830	466,014	1,658,781	1,470,731
Depreciation and amortization	71,560	84,693	266,970	222,700
Wages and employee benefits	1,312,479	1,237,756	3,587,126	3,277,797

	(1,980,869)	(1,788,463)	(5,512,877)	(4,971,228)

Income from operations	2,008,845	2,023,238	3,299,391	3,363,977

OTHER ITEMS
Loss on sale of property, plant and equipment	-	-	(27,022)	(393)
Interest and other income	8,156	2,400	16,639	6,220
	8,156	2,400	(10,383)	5,827

Income before income taxes	2,017,001	2,025,638	3,289,008	3,369,804

Income tax expense	(627,792)	(819,503)	(1,069,068)	(1,368,736)

Net income	$ 1,389,209	$ 1,206,135	$ 2,219,940	$ 2,001,068

Basic earnings per common share	$ 0.31	$ 0.26	$ 0.50	$ 0.44

Diluted earnings per common share	$ 0.31	$ 0.26	$ 0.50	$ 0.44

Weighted average number of common shares outstanding:
Basic	4,468,988	4,572,588	4,468,988	4,572,588
Diluted	4,468,988	4,572,588	4,468,988	4,572,588

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2016	4,572,588	$ 1,078,759	$ 600,804	$ 15,845,092	$ 17,524,655

Shares repurchased and cancelled (note 9)	(103,600)	(24,443)	-	(502,498)	(526,941)
Net income	-	-	-	2,726,657	2,726,657

August 31, 2017	4,468,988	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Net income	-	-	-	2,219,940	2,219,940

May 31, 2018	4,468,988	$ 1,054,316	$ 600,804	$ 20,289,191	$ 21,944,311

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,219,940	$ 2,001,068
Items not involving an outlay of cash:
Depreciation and amortization	266,970	222,700
Loss on sale of property, plant and equipment	27,022	393
Deferred income tax expense	41,435	2,162

Changes in non-cash working capital items:
(Increase) in accounts receivable	(3,527,471)	(2,190,337)
Decrease in inventory	1,094,535	15,354
(Increase) decrease in prepaid expenses	(180,143)	60,093
(Increase) decrease in prepaid income taxes	(114,413)	596
Increase in accounts payable and accrued liabilities	609,313	287,928
Increase in income taxes payable	-	317,074

Net cash provided by operating activities	437,188	717,031

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(99,437)	(368,365)
Proceeds from sale of property, plant and equipment	1,000	3,480

Net cash used in investing activities	(98,437)	(364,885)

Net increase in cash	338,751	352,146

Cash, beginning of period	5,912,250	4,519,922

Cash, end of period	$ 6,251,001	$ 4,872,068

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

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

On May 28, 2018, the Company completed a 2-for-1 forward stock split of its common shares. All share and per share amounts have been retroactively restated (Note 8).

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31 2018 and August 31, 2017 and its results of operations and cash flows for the three and nine month periods ended May 31, 2018 and 2017 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and nine month periods ended May 31, 2018 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2018.

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

May 31, 2018

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2018, cash was $6,251,001 compared to $5,912,250 at August 31, 2017.  At May 31, 2018 and August 31, 2017, there were no cash equivalents.

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

May 31, 2018

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

Currency and foreign exchange

These financial statements are expressed in U.S. dollars as the Company’s operations are based only in the United States.

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

Earnings per share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The number of common shares outstanding has been adjusted for a 2 for 1 forward stock split effective May 28, 2018 (Note 8).

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and nine month periods ended May 31, 2018 and 2017 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,

	2018	2017	2018	2017

Net income	$ 1,389,209	$ 1,206,135	$ 2,219,940	$ 2,001,068

Basic weighted average number of common shares outstanding	4,468,988	4,572,588	4,468,988	4,572,588

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	4,468,988	4,572,588	4,468,988	4,572,588

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the nine month period ended May 31, 2018, and there were no options outstanding on May 31, 2018.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash – the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable – the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities – the carrying amount approximates fair value due to the short-term nature of the obligations.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company’s financial instruments as of May 31, 2018 and August 31, 2017 follows:

	May 31, 2018		August 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$6,251,001	$6,251,001	$5,912,250	$5,912,250
Accounts receivable, net of allowance	7,092,526	7,092,526	3,565,055	3,565,055
Accounts payable and accrued liabilities	3,054,633	3,054,633	2,445,320	2,445,320

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash	$6,251,001	$6,251,001	$—	$—

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

May 31, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Revenue recognition

The company recognizes revenue from the sales of lumber, building supply products, industrial wood products, specialty metal products, and other specialty products and tools, when the customer takes ownership and assumes the risk of loss. Depending on the specific item, our products are sold to customers either F.O.B (“Free-on-Board”) origin or F.O.B. destination. For products shipped F.O.B origin, we have determined that the transfer and title and risk of loss generally occurs when product is shipped to the customer and accordingly we recognize revenue at the point of shipping. For products shipped F.O.B destination, we have determined that transfer of title and risk of loss generally occurs when product is received by the customer, and accordingly we recognize revenue at the point of delivery to the customer. Sales returns and allowances are estimated and recorded as a reduction to sales in the period in which sales are recorded. We record net shipping charges in cost of goods sold. Revenue from the Company’s seed operations is generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products. Revenue from the provision of these services and products is recognized when the services have been performed, products sold and collection of the amounts is reasonably assured.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt this ASU effective September 1, 2018, using the full retrospective approach, prospectively.  The Company expects no material impact on its financial statements on adoption as the sale of goods by the Company is performed on a standalone basis and revenue is recognized when the customer obtains control of the goods and in an amount that considers the impact of estimated returns, discounts and after allowances that are variable in nature.

In November 2015, an ASU was issued to simplify the presentation of deferred income taxes.  The amendments in this ASU require that deferred tax liabilities and assets be classified as non-current on the balance sheet as compared to the current requirements to separate deferred tax liabilities and assets into current and non-current amounts.  This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted.  This ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company adopted this ASU on September 1, 2017, prospectively. There was no material impact on the Company’s financial statements on adoption.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

In July 2015, Topic 330, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The new standard is being issued as part of the simplification initiative. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Further, this change will more closely align U.S. GAAP and IFRS. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years and is to be prospectively applied. The Company adopted this ASU on September 1, 2017, prospectively. There was no material impact on the Company’s financial statements on adoption.

In November 2016, Topic 230, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Topic 230 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will adopt this ASU on September 1, 2018, prospectively. The Company is currently assessing this ASU’s impacts on the Company’s consolidated results of operations and financial condition.

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2018	August 31, 2017

Wood products and metal products	$ 7,142,278	$ 8,184,921
Industrial tools	392,728	434,871
Agricultural seed products	178,004	187,753

	$ 7,713,010	$ 8,807,545

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2018	August 31, 2017

Office equipment	$ 473,702	$ 561,090
Warehouse equipment	1,302,622	1,290,838
Buildings	4,090,527	4,097,438
Land	761,924	761,924
	6,628,775	6,711,290

Accumulated depreciation	(3,527,647)	(3,488,718)

Net book value	$ 3,101,128	$ 3,222,572

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future discounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management’s estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company’s investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management’s estimate of the net cash flow expected to be generated from its operations.

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2018	August 31, 2017
Patent	$ -	$ 850,000
Other	43,655	43,655
	43,655	893,655
Accumulated amortization	(39,929)	(815,818)

Net book value	$ 3,726	$ 77,837

During the period, the Company conducted a periodic review of the Company’s patents and determined that two of the patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the respective costs and accumulated amortization values.

6.

DEFERRED INCOME TAXES

Deferred tax liabilities as of May 31, 2018 of $52,779 (August 31, 2017 - $11,344) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of May 31, 2018 or August 31, 2017.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 175 basis points.

8.

CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

Common Stock Split

The Company declared a two for one stock split of its common stock with a record date of the close of business on May 25, 2018. Shareholders received one additional common share for each common share held as of the record date. The stock split was effective as of May 28, 2018. Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 4th quarter of fiscal 2017 ended August 31, 2017, the Company repurchased and cancelled a total of 83,600 common shares under a 10b5-1 share repurchase plan. The total cost was $526,941 at an average price of $6.30 per share. The premium paid to acquire these shares over their per share book value in the amount of $507,217 was recorded as a decrease to retained earnings.

Donald Boone, Chairman and former President and CEO of the Company, voluntarily returned 20,000 common shares to treasury for cancellation during the fiscal year ended August 31, 2017. The Company paid no consideration for the shares. Capital stock was reduced by the book value of the shares in the amount of $4,719, with a corresponding increase to retained earnings of $4,719.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

10.

STOCK OPTIONS

The Company has a stock option program under which stock options to purchase securities from the Company can be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

Under the stock option program, stock options for up to 10% of the number of issued and outstanding common shares may be granted from time to time, provided that stock options in �nrolm of any one individual may not exceed 5% of the issued and outstanding common shares.  No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each stock option is exercisable during the lifetime of the optionee only by such optionee.  Generally, no option can be for a term of more than 10 years from the date of the grant.

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Options vest at the discretion of the Board of Directors.

The Company had no stock options outstanding as of May 31, 2018 and August 31, 2017.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly �nrolment time.  The plan allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018 and from $60,000 of eligible compensation during the second quarter of fiscal 2017. For the nine month periods ended May 31, 2018 and 2017, the 401(k) compensation expense was $269,594 and $256,385, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company’s reportable segments.

Following is a summary of segmented information as at and for the nine month periods ended May 31, 2018 and 2017:

	2018	2017

Sales to unaffiliated customers:
Industrial wood products	$ 2,510,763	$ 2,857,334
Lawn, garden, pet and other	37,514,801	29,692,781
Seed processing and sales	1,911,588	2,834,311
Industrial tools and clamps	752,865	1,254,897
	$ 42,690,017	$ 36,639,323

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

	2018	2017

Income (loss) before income taxes:
Industrial wood products	$ (30,241)	$ (58,597)
Lawn, garden, pet and other	2,556,910	2,494,172
Seed processing and sales	84,474	126,507
Industrial tools and clamps	(9,833)	86,581
Corporate and administrative	687,698	721,141
	$ 3,289,008	$ 3,369,804

Identifiable assets:
Industrial wood products	$ 684,944	$ 1,066,183
Lawn, garden, pet and other	13,977,679	11,987,315
Seed processing and sales	376,440	528,954
Industrial tools and clamps	460,438	494,625
Corporate and administrative	9,552,222	8,400,927
	$ 25,051,723	$ 22,478,004

Depreciation and amortization:
Industrial wood products	$ 193	$ 248
Lawn, garden, pet and other	58,108	38,626
Seed processing and sales	5,751	9,857
Industrial tools and clamps	848	986
Corporate and administrative	202,070	172,983
	$ 266,970	$ 222,700

Capital expenditures:
Industrial wood products	$ -	$ -
Lawn, garden, pet and other	-	-
Seed processing and sales	18,547	12,495
Industrial tools and clamps	-	-
Corporate and administrative	80,890	355,870
	$ 99,437	$ 368,365

Interest expense:	-	-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2018 and 2017:

	2018	2017

Sales	$ 23,678,847	$ 18,011,073

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2018 and 2017:

	2018	2017

United States	$41,148,757	$34,483,170
Canada	1,139,399	1,425,525
Mexico / Latin America	192,539	636,954
Middle East	12,209	-
Europe	27,095	16,330
Asia/Pacific	170,018	77,344

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2018 and 2017

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At May 31, 2018, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 53%. At May 31, 2017, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 53%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2018, there were three suppliers that each accounted for 10% of total purchases, and the aggregate purchases amounted to $21,281,697. For the nine months ended May 31, 2017, there were two suppliers that each accounted for 10% of total purchases, and the aggregate purchases amounted to $13,945,620.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31 are summarized as follows:

	2018	2017

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$1,184,983	$1,032,725

There were no non-cash investing or financing activities during the periods presented.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2018

(Unaudited)

15.

SUBSEQUENT EVENTS

On June 6, 2018, the Company announced the Board of Directors approved a new share purchase plan in accordance with Rule 10b-18. The Company can purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. The plan commenced on June 11, 2018 and remains in place until November 30, 2018 but may be limited or terminated at any time without prior notice. As of the date of this Form 10-Q, the Company has repurchased a total of 12,200 common shares under the plan. The total cost was $97,454 at an average price of $7.9888 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2018 and August 31, 2017 and its results of operations and cash flows for the three and nine month periods ended May 31, 2018 and May 31, 2017 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2018 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2018.

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

The Company’s metal products are manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) has proposed new tariffs on the importation of a number of products into the United States from China. These new proposed tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The Company has reviewed the most recent USTR list of proposed tariffs issued on June 15, 2018 and has determined that the Company’s products may be subject to new or revised duties. The proposed duties which may be imposed on the Company’s products are included in the second set of tariff lines and remain subject to further review, including a comment process and public hearing. After completion of this process, USTR will issue a final determination on the products from the second set that would be subject to additional duties of up to 25%. The likelihood of such new tariffs ultimately being implemented, as well as the timing of the initial collection of any new tariffs, is uncertain, as the United States and China continue to negotiate the issues. Management is currently assessing the potential impacts of the new duties on the Company’s products if they are ultimately implemented by USTR. The Company intends to use its best efforts to mitigate the potential impacts and protect its competitive position in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2018 and May 31, 2017

For the three months ended May 31, 2018, sales increased by $3,216,475, or 19%, to $19,934,709 from sales of $16,718,234 for the three months ended May 31, 2017.

Sales at Greenwood were $995,388 for the three months ended May 31, 2018 compared to sales of $1,160,302 for the three months ended May 31, 2017, which was a decrease of $164,914, or 14%. Demand for Greenwood’s products has begun to improve, and recent changes in the product mix and redirecting sales directly to end users has improved Greenwood’s margins. For the three months ended May 31, 2018, Greenwood had operating income of $16,942 compared to operating income of $5,279 for the three months ended May 31, 2017.

Sales at JCC were $18,191,284 for the three months ended May 31, 2018 compared to sales of $14,107,579 for the three months ended May 31, 2017. This represents an increase of $4,083,705, or 29%. The higher level of sales was due to the addition of new customers and additional shipments of specialty lumber products, primarily wood fencing products, to areas previously affected by severe storms. Operating income for the current quarter was $1,707,128 compared to income of $1,600,385 for the quarter ended May 31, 2017 as the wood fencing products have significantly less sales margin than other JCC products.

Sales at JCSC were $518,146 for the three months ended May 31, 2018 compared to sales of $1,195,357 for the three months ended May 31, 2017. This is a decrease of $677,211, or 57%. Sales in the current year’s quarter were negatively affected by the very late arrival of Spring weather. The poor weather delayed or curtailed planting schedules throughout the Midwest United States which is the largest consumer of the Company’s clover seed for use as cover crops.  Sales in the prior year’s quarter were higher than normal as the late arrival of Spring weather in 2017 pushed some sales historically received in the second quarter into the third quarter. For the quarter ended May 31, 2018, JCSC had an operating loss of ($6,020) compared to an operating profit of $42,477 in the quarter ended May 31, 2017.

Sales at MSI for the three months ended May 31, 2018 were $229,891 compared to sale of $254,996 for the three months ended May 31, 2017, which was a decline of $25,105, or 10%. Conditions in this segment remain challenging due to increased competition. MSI had an operating loss of ($6,055) compared to an operating profit of $20,670 for the three month period ended May 31, 2017.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2018, JC USA had operating income of $305,006 compared to operating income of $356,828 for the quarter ended May 31, 2017. The decrease is due to decreased rental and administrative fees charged to its subsidiaries related to lower inventory levels during the period. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended May 31, 2018 was 20.0% compared to 22.8% for the three months ended May 31, 2017. Margins in the current quarter were negatively affected by the product mix as much of the increase in sales in the quarter were attributable to wood products which have a lower overall margin than metal products.

Operating expenses increased by $192,406 to $1,980,869 from $1,788,463 for the three months ended May 31, 2017, which is consistent with the higher level of sales. Selling, General and Administrative increased to $596,830 from $466,014. Wages and Employee Benefits rose to $1,312,479 from $1,237,756, and Depreciation and Amortization fell to $71,560 from $84,693. Interest and Other Income was $8,156 compared to $2,400 for the year-ago quarter.

Income tax expense for the three months ended May 31, 2018 was $627,792 compared to $819,503 for the three month period ended May 31, 2017. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.  During the current period, the Tax Cuts and Jobs Act became effective which has reduced the Company’s Federal tax rate and resulted in the lower income tax expense compared to the prior year’s period.

Net income for the quarter ended May 31, 2018 was $1,389,209, or $0.31 per basic and diluted share, compared to net income of $1,206,135 or $0.26 per basic and diluted share, for the quarter ended May 31, 2017 after adjustment for the 2-for-1 stock split effective May 28, 2018.

Nine Months Ended May 31, 2018 and May 31, 2017

For the nine months ended May 31, 2018, sales increased by $6,050,694, or 17%, to $42,690,017 from sales of $36,639,323 for the nine month period ended May 31, 2017.

Sales at Greenwood were $2,510,763 for the nine months ended May 31, 2018 compared to sales of $2,857,334 for the nine months ended May 31, 2017. This represents a decrease of $346,571, or 12%. Historically, a large portion of Greenwood’s sales were in the marine industry, but the Company sold its excess marine industry inventory in fiscal 2014. The Company continues to build on new relationships that broaden its historical marine base. Greenwood has successfully penetrated the transportation market adapting many of its marine-grade plywood characteristics to new applications.  For the nine months ended May 31, 2018, Greenwood had an operating loss of ($30,241) compared to an operating loss of ($58,597) for the nine months ended May 31, 2017.

Sales at JCC were $37,514,801 for the nine months ended May 31, 2018 compared to sales of $29,692,782 for the nine months ended May 31, 2017, which was an increase of $7,822,019, or 26%. The increase in sales was attributable to new customers and increased sales of specialty lumber, particularly cedar fencing which was sourced in the first quarter shipped during the second and third quarters of the current fiscal year. During the current nine month period, the Company instituted a voluntary recall of a specific product which was sold to a single retail store customer. After two incidents of breakage, the Company and the retailer issued a voluntary safety advisory prior to the US Consumer Product Safety Commission issuing a formal recall of the product in March 2018. The actions taken by the Company included a recall of units sold and a permanent withdrawal from sale of all remaining unsold units. This recall had a negative effect on JCC’s sales and income during the current nine month period, as the Company has provided the retailer with a return allowance for the units and destroyed all remaining inventory of the recalled product. The Company does not anticipate additional significant costs related to the recall in future periods. Operating income at JCC was $2,556,910 for the nine months ended May 31, 2018 compared to operating income of $2,494,172 for the nine months ended May 31, 2017, which was an increase of $62,738, or 3%. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at JCSC for the nine months ended May 31, 2018 were $1,911,588, which was a decrease of $922,723, or 33%, from sales of $2,834,311 for the nine months ended May 31, 2017. Overall demand for grass seed remains firm due to the continuing strength in the residential housing market in North America, but demand for clover seed from farmers, which is currently the Company’s largest seed product, was down significantly in the current period due to poor weather in the Midwest United States. For the nine month period ended May 31, 2018, JCSC had operating income of $84,474 compared to operating income of $126,507 for the nine months ended May 31, 2017.

Sales at MSI were $752,865 for the nine months ended May 31, 2018 compared to sales of $1,254,897 for the nine months ended May 31, 2017, which was a decrease of $502,032, or 40%. During the prior year’s period, the Company received a final large order from a now former customer, while results in the current period continue to be negatively affected by increased competition in the segment. For the nine months ended May 31, 2018, MSI had an operating loss of ($9,833) compared to an operating profit of $86,581 for the nine months ended May 31, 2017.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $687,698 for the nine months ended May 31, 2018 compared to operating income of $721,141 for the nine months ended May 31, 2018. The decrease is due to lower rental and administrative fees charged to its subsidiaries related to lower inventory levels. The results of JC USA are eliminated on consolidation.

Gross margin for the nine month period ended May 31, 2018 was 20.6% compared to 22.7% for the nine months ended May 31, 2017. The lower margin in the current period was primarily due to higher sales of lower margin lumber products.

Operating expenses rose by $541,649 to $5,512,877 from operating expenses of $4,971,228 in the nine month period ended May 31, 2017. Selling, general and administrative expenses increased to $1,658,781 from $1,470,731, an increase of $188,050. Wages and employee benefits increased to $3,587,126 from $3,277,797. Depreciation and amortization increased to $266,970 from $222,700. During the current nine-month period, the Company conducted a periodic review of its patents and determined that two of its patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the assets.

Other items in the current nine month period ended May 31, 2018 were loss on the sale of property, plant and equipment of ($27,022) and interest and other income of $16,639. In the nine month period ended May 31, 2017 were loss on the sale of property, plant and equipment of ($393) and interest and other income of $6,220.

Income tax expense in the current nine month period was $1,069,068 compared to $1,368,736 for the nine months ended May 31, 2017. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect. During the current period, the Tax Cuts and Jobs Act became effective which has reduced the Company’s Federal tax rate and resulted in the lower income tax expense compared to the prior year’s period.

Net income for the nine months ended May 31, 2018 was $2,219,940, or $0.50 per basic and diluted share, compared to net income of $2,001,068, or $0.44 per basic and diluted share, for the nine months ended May 31, 2017 after adjustment for the 2-for-1 stock split effective May 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2018, the Company had working capital of $18,892,236 compared to working capital of $16,435,306 as of August 31, 2017, an increase of $2,456,930. Cash totaled $6,251,001, an increase of $338,751. Accounts receivable increased to $7,092,526 from $3,565,055 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory decreased by $1,094,535 as the Company had previously accelerated certain specialty metal product purchases from China in advance of announced increase in the price of steel. Prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $180,143. Accounts payable increased by $581,216 and accrued liabilities increased by $28,097.

As of May 31, 2018, accounts receivable and inventory represented 67% of current assets and 59% of total assets. For the three months ended May 31, 2018, the accounts receivable collection period, or DSO, was 33 compared to 30 for the three months ended May 31, 2017. For the nine month period ended May 31, 2018, the DSO was 45 compared to 41 for the nine months ended May 31, 2017. Inventory turnover for the three months ended May 31, 2018 was 49 days compared to 60 days for the three months ended May 31, 2017. For the nine months ended May 31, 2018, inventory turnover was 67 days compared to 78 days for the nine months ended May 31, 2017.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of May 31, 2018, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of May 31, 2018, the one month LIBOR rate plus 175 basis points was 3.70% (1.95% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

During the current nine month period ended May 31, 2018, the Company received notice that its application for a patent on its updated Adjust-a-Gate gate system has been granted by the United States Patent and Trademark Office. This new patent will extend the protection on the Adjust-a-Gate products for an additional 15 years.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the fiscal years ended August 31, 2017 and 2016, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On May 23, 2017, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 450,000 common shares (adjusted for the 2-for-1 stock split effective May 28, 2018) through the facilities of NASDAQ. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron’s Insider Trading Policy. The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes (“ADTV”) of Jewett-Cameron’s shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000.  The plan commenced on June 1, 2017 and terminated automatically on August 31, 2017. Under the Plan, the Company repurchased a total of 83,600 common shares at a cost of $526,941 which was an average price of $6.30.

On June 6, 2018, the Company announced the Board of Directors authorized a new share repurchase plan under similar terms to the May 2017 repurchase plan. The Company can purchase for cancellation up to 250,000 common shares. The plan commended on June 11, 2018 and will remain in place until November 30, 2018 but may be limited or terminated at any time without prior notice. As of July 5, 2018, the Company had repurchased 12,200 common shares under the new plan at a cost of $97,454 which is an average price of 7.9888.

In addition to the Rule 10b-18 share repurchases, Donald M. Boone, Chairman and former President and CEO, voluntarily returned 15,000 pre-split (30,000 post-split) common shares to the Company’s treasury for cancellation in June 2016. In February 2017, Mr. Boone voluntarily returned an additional 10,000 pre-split (20,000 post-split) common shares to treasury for cancellation. The Company paid no consideration for these shares.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,850 shares for the nine months ended May 31, 2018 after adjustment for the 2-for-1 stock split effective May 28, 2018. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2018, our top ten customers represented 87% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2018. However, the Company is exposed to interest rate risk.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, including the Company’s Principal Executive and Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15€ or Rule 15d-15€ under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Principal Executive and Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Dated July 11, 2018	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

