Form 10-K
period 2018-08-31
JEWETT CAMERON TRADING CO LTD
filed 2018-11-15
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2018

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

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2018 = $19,125,847

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 9, 2018:  4,218,988

- 2 -

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2018

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

Total Company sales were approximately $53.9 million and $47.7 million during fiscal years ended August 31, 2018 and 2017, respectively.

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

The contact person for the Company is Charles Hopewell, President, Chief Executive Officer, Director, and Principal Financial Officer.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2018 and November 9, 2018, there were 4,314,659 and 4,218,988 common shares outstanding, respectively. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate and Fit-Right products, which are the gate support systems for wood, vinyl, chain link, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these and certain other products. During fiscal 2018, the Company applied for 2 new patents (fiscal 2017 – 3), while 3 other patents were granted (fiscal 2017 – 4). One of the patents granted in 2018 was an update of the Adjust-a-Gate, which will extend the protection on the Adjust-a-Gate products for an additional 15 years. In addition to the patents, JCC also has two licensing agreements to market pet products.

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

Seed Processing and Sales - JCSC

JCSC operates out of an approximately 12 acre owned facility located adjacent to North Plains, Oregon. JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.  Sales of seed has some seasonality, but it most affected by weather patterns in multiple parts of the United States that also affect cyclical planting. The annual weather plays an important part in year-to-year sales volatility.  However, profitability around the month of August may be unusually high based on a seasonal surge in cleaning sales, which are much more profitable than product sales.

JCSC has no backlog of sales orders.

Industrial Tools and Clamps - MSI

This business operates from the same owned facilities as JCC.  MSI imports and distributes products including pneumatic air tools, industrial clamps, and saw blades.  These products are primarily sold to wholesalers that in turn sell to contractors and end users.  Sales of these products tend to be relatively uniform throughout the year.

MSI’s product line was expanded in 2007 to include saw blades, digital calipers, and laser guides.  MSI brands include MSI-Pro, Avenger, and ProMax.

Tariffs

The Company’s metal products are manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) has now instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. A number of the Company’s products manufactured in China are now subject to new duties that range from 10% to 25% when imported into the United States, with both new and previously released tariffs increasing across the board to 25% as of January 1, 2019. Management is currently working with its suppliers as well as its customers to help outline and, where possible, mitigate the impact of the new tariffs on our customer’s markets. However, if the Company is unable to pass through the additional cost of these tariffs, or if the higher prices reduce consumer demand for the Company’s products, it will have a negative effect on the Company’s sales and gross margins.

Customer Concentration

The top ten customers were responsible for 85% and 79% of total Company sales for the years ended August 31, 2018 and August 31, 2017, respectively.  Also, the Company’s single largest customer was responsible for 38% and 32% of total Company sales for the years ended August 31, 2018 and August 31, 2017 respectively.

Employees

As of August 31, 2018 the Company had 57 full-time employees (August 31, 2017 – 59 full-time employees).  By segment these employees were located as follows: Greenwood 1, JCC 30, JCSC 8, MSI 2, and JC USA 16.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 4,950 shares on NASDAQ for the fiscal year ended August 31, 2018.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2018 our top ten customers represented 85% of our total sales, and our single largest customer was responsible for 38% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are located in North America, and are primarily in the retail home improvement industries.

We could experience delays in the delivery of our products to our customers causing us to lose business.

We purchase our products from other vendors and a delay in shipment from these vendors to us could cause significant delays in our delivery to our customers.  This could result in a decrease in sales orders to us and we would experience a loss in profitability.

Governmental actions, such as tariffs, and/or foreign policy actions could adversely and unexpectedly impact our business.

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The newly imposed tariffs by the United States on certain Chinese goods include some of our products which we purchase from suppliers in China. The company has multiple options to assist in mitigating the cost impacts of these government actions. However, we cannot control the duration or depth of such actions which may increase our product costs which would reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

We could lose our credit agreement and could result in our not being able to pay our creditors.

We have a line of credit with U.S. Bank in the amount of $3 million, of which $3 million is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

Our information technology systems are susceptible to certain risks, including cyber security breaches, which could adversely impact our operations and financial condition.

Our operations involve information technology systems that process, transmit and store information about our suppliers, customers, employees, and financial information. These systems face threats including telecommunication failures, natural disasters, and cyber security threats, including computer viruses, unauthorized access to our systems, and other security issues. While we have taken aggressive steps to implement security measures to protect our systems and initiated an ongoing training program to addresses many of the primary causes of cyber threat with all our employees, such threats change and morph almost daily. There is no guarantee our actions will secure our information systems against all threats and vulnerabilities. The compromise or failure of our information systems could have a negative effect on our business, results of operations, or financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2018.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

The property associated with JCSC, which is owned, consists of 11.7 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  During fiscal 2010, the Company purchased a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133. The facility is 2,000 square feet and provided testing facilities for JCSC.  The Company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010.  At that time, the Company exercised its option to buy the land and building for a total cost of $150,946.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  As of this date, no formal responses have been made and no dates have been established governing the litigation proceedings. This matter is in its early stages making it speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs, and at this time it appears that the insurance estate is sufficient to cover the liability exposure.

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

The Company declared a two for one stock split of its common stock with a record date of the close of business on May 22, 2018. Shareholders received one additional common share for each common share held as of the record date. The stock split was effective as of May 29, 2018.

Table No. 1 lists the volume of trading along with the high, low, and closing sales prices on the NASDAQ Capital Market for the Company's common shares. Prices are adjusted to reflect the common stock split effective May 29, 2018.

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/18	130,300	$ 9.15	$ 7.80	$ 9.00
Quarterly
8/31/18	351,500	$ 8.95	$ 7.49	$ 8.68
5/31/18	141,900	$ 8.96	$ 7.23	$ 8.05
2/28/18	436,000	$ 7.95	$ 6.50	$ 7.35
11/30/17	323,200	$ 8.95	$ 6.76	$ 7.63

8/31/17	411,800	$ 7.23	$ 5.73	$ 6.98
5/31/17	149,600	$ 6.43	$ 5.40	$ 5.75
2/28/17	221,200	$ 6.55	$ 5.51	$ 6.03
11/30/16	454,800	$ 6.70	$ 5.30	$ 5.90

Annually
8/31/18	1,252,600	$ 8.96	$ 6.50	$ 8.68
8/31/17	1,237,400	$ 7.23	$ 5.30	$ 6.98
8/31/16	1,791,200	$ 7.48	$ 3.85	$ 6.21
8/31/15	1,128,200	$ 6.87	$ 4.55	$ 4.75
8/31/14	3,788,600	$ 6.72	$ 4.59	$ 4.95

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On October 30, 2018 there were 15 registered shareholders and 4,218,988 shares of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2018 and 2017, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On May 23, 2017, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 225,000 common shares through the facilities of NASDAQ. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000.  The plan commenced on June 1, 2017 and terminated on August 31, 2017. Under the Plan, the Company repurchased a total of 83,600 common shares at a cost of $526,941 which is an average price of $6.30 per share.

On June 6, 2018, the Company announced the Board of Directors had authorized a new shares repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ under similar terms as the May 2017 repurchase plan. The Plan commenced on June 11, 2018 and terminated upon the completion of the 250,000 share repurchase on October 25, 2018. Under the Plan, the Company repurchased and cancelled a total of 250,000 common shares at a total cost of $2,164,975 which was an average price of $8.66 per share.

The following table details the Company’s repurchase of its common shares during the fourth quarter of fiscal 2018 ended August 31, 2018.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

June	11,300	$ 7.99	11,300	238,700

July	52,800	$ 8.02	64,100	185,900

August	90,229	$ 8.40	154,329	95,671

Total	154,329	$ 8.24	154,329	95,671 (1)

(1)	The current Plan terminated on October 25, 2018.

In addition to the Rule 10b-18 share repurchases, Donald M. Boone, Chairman and former President and CEO, voluntarily returned 20,000 common shares to the Company’s treasury for cancellation in February 2017. The Company paid no consideration for these shares.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2018 and fiscal 2017.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2018
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 9,414	$ 13,341	$ 19,935	$ 11,233	$ 53,923
Gross profit	2,187	2,636	3,990	2,785	11,598
Net income	322	508	1,389	702	2,921
Basic earnings per share	$ 0.07	$ 0.12	$ 0.31	$ 0.16	$ 0.66
Diluted earnings per share	$ 0.07	$ 0.12	$ 0.31	$ 0.16	$ 0.66

For the Year Ended August 31, 2017
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 10,422	$ 9,499	$ 16,718	$ 11,062	$ 47,701
Gross profit	2,394	2,129	3,812	2,744	11,079
Net income	486	309	1,206	726	2,727
Basic earnings per share	$ 0.11	$ 0.07	$ 0.26	$ 0.16	$ 0.60
Diluted earnings per share	$ 0.11	$ 0.07	$ 0.26	$ 0.16	$ 0.60

Fiscal 2018 quarterly per share earnings were calculated using weighted average number of common shares outstanding of 4,430,940 (2017 – 4,545,044).

RESULTS OF OPERATIONS

Fiscal Years Ended August 31, 2018 and August 31, 2017

Fiscal 2018 sales totaled $53,923,152 compared to sales of $47,701,056 in fiscal 2017, which was an increase of $6,222,096, or 13%. The increase in sales was primarily due to higher sales at JCC.

Gross margin declined to 21.5% compared to 23.2% in fiscal 2017 primarily due to an increase in sales of lower margin lumber products in the current year.

Operating expenses rose by $679,863 to $7,321,395 in fiscal 2018 from $6,641,532 in fiscal 2017. The increase was due to an increase in wages and employee benefits, which rose to $4,943,431 from $4,349,542 due to a full year of expenses for the additional personnel added during fiscal 2017, including a new President and CEO. Selling, general and administrative rose to $2,103,899 from $2,016,776 which is consistent with the higher level of sales during the current year. Depreciation and amortization fell slightly to $274,065 from $275,214. Income from operations fell to $4,276,419 in fiscal 2018 from $4,437,751 in fiscal 2017.

Including other items, income before income taxes was $4,279,423 compared to $4,465,251 in fiscal 2017. Other items included loss on sale of property, plant and equipment of $27,022 in fiscal 2018 compared to a loss of $394 in fiscal 2017. Interest and other income rose to $30,026 in fiscal 2018 from $27,894 in fiscal 2017. Income tax expense was $1,358,784 in fiscal 2018 compared to $1,738,594 in fiscal 2017. The Company calculates income tax expense based on combined federal and state rates that are currently in effect. During fiscal 2018, the Tax Cuts and Jobs Act became effective which has reduced the Company’s Federal tax rate and resulted in the lower income tax expense compared to the prior year.

Net income for fiscal 2018 was $2,920,639, or $0.66 per basic and diluted share, compared to net income of $2,726,657, or $0.60 per basic and diluted share, for fiscal 2017. The income per share was positively affected by the repurchase and cancellation of common shares during both fiscal 2018 and 2017, and the weighted number of shares outstanding were 4,430,940 in fiscal 2018 and 4,545,044 in fiscal 2017, after adjustment for the 2-for-1 stock split effective May 29, 2018.

Lawn, Garden, Pet and Other - JCC

Sales at JCC were $47,197,251 in fiscal 2018 compared to sales of $39,273,206 in fiscal 2017. Operating income at JCC for 2018 was $3,652,467 compared to $3,548,177 in fiscal 2017, which was an increase of $104,290, or 3%. The increase in sales was attributable to new customers and higher sales of specialty lumber, particularly cedar fencing which was sourced in the first quarter and shipped during the second and third quarters of the current fiscal year. However, lumber products have a lower margin compared to metal products. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

During the first quarter of fiscal 2018, the Company instituted a voluntary recall of a specific product which was sold to a single retail store customer. After two incidents of breakage, the Company and the retailer issued a voluntary safety advisory prior to the US Consumer Product Safety Commission issuing a formal recall of the product in March 2018. The actions taken by the Company included a recall of units sold and a permanent withdrawal from sale of all remaining unsold units. This recall had a negative effect on JCC’s sales and income during fiscal 2018, as the Company provided the retailer with a return allowance for the units and destroyed all remaining inventory of the recalled product. The Company does not anticipate additional significant costs related to the recall in future periods.

The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2018

$32.5

$14.7

$47.2

69%

31%

100%

2017

$30.0

$  9.3

$39.3

76%

24%

100%

The Company’s metal products are manufactured in China and are imported into the United States. Subsequent to the fiscal 2018 year-end, the USTR instituted new tariffs on the importation of a number of products into the United States from China, which includes many of the Company’s metal products. These additional tariffs went into effect on September 24, 2018 at an initial 10% rate but are scheduled to rise to 25% on January 1, 2019. Uncertainty over the tariffs began to negatively affect the Company’s business in the fourth quarter of fiscal 2018 as customers were attempting to formulate their approach to the tariffs and stalled or delayed acceptance of initial price increases. The Company is currently using its best efforts with both suppliers and customers to mitigate the potential impacts and protect its competitive position in the marketplace but feels there will be varied response per customer and end consumer. The implementation of these additional tariffs has reduced the Company’s margins and management expects to see an impact to its overall margins and sales as we enter into fiscal 2019.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2018 were $3,500,759, which was a decrease of $303,913, or 8%, from sales of $3,804,672 in fiscal 2017. Although sales declined in 2018, margins improved due to management refining the product mix and redirecting sales directly to end users. The Company also wrote-off $67,189 of obsolete inventory during fiscal 2018. Greenwood recorded operating income of $494 in fiscal 2018 compared to an operating loss of $175,504 in fiscal 2017.

Seed Processing and Sales - JCSC

Sales at JCSC were $2,282,281 in fiscal 2018 compared to sales of $3,108,454 in fiscal 2017 which represents a decrease of $826,173, or 27%. Although seed cleaning services increased by 5% in 2018, seed product sales declined by about 40% from the prior year. The very late arrival of spring weather curtailed planting schedules throughout the Midwest United States which hurt demand for the Company’s clover seed for use as cover crops. There was also an oversupply of clover seed from prior years which depressed seed pricing. These effects adversely impacted the operating loss at JCSC for the year of $58,438 compared to an operating loss of $23,809 in fiscal 2017.

Industrial Tools and Clamps - MSI

Sales at MSI were $942,861 in fiscal 2018 compared to sales of $1,514,724 in fiscal 2017, which was a decrease of $571,863, or 38%. During fiscal 2017, the Company received a final large order from a now former customer, while sales in the current year were negatively affected by increased competition in the segment. During fiscal 2018, management initiated a review of the segment to improve margins, which includes reducing inventory holding costs of slower selling items. This review led to the write-off of approximately $71,000 in obsolete inventory in 2018 and may result in additional write-offs and adjustments to the business in fiscal 2019. Operating loss at MSI in fiscal 2018 was $72,417 compared to operating income of $85,501 for fiscal 2017.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $757,317 for fiscal 2018 compared to operating income of $1,030,886 for the fiscal 2017. The decrease is due to lower rental and administrative fees charged to its subsidiaries related to lower inventory levels throughout the year. The results of JC USA are eliminated on consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2018

As of August 31, 2018, the Company had working capital of $18,346,414 compared to working capital of $16,435,306 as of August 31, 2017, which is an increase of $1,911,108. The largest changes affecting working capital include an increase in cash of $185,213, increase in accounts receivable of $587,437, an increase in note receivable of $4,000, an increase in inventory of $995,652, and an increase in prepaid income taxes of $114,310. Prepaid expenses decreased by $248,525.

Accounts payable decreased by $261,036 to $377,092 which is related to the timing of payments due to suppliers. Accrued liabilities fell to $1,795,207 from $1,807,192, a decrease of $11,985. The ratio of current assets to current liabilities, or current ratio, was 9.4 as of August 31, 2018.

For the fiscal year ended August 31, 2018, the accounts receivable collection period or DSO was 28 days compared to 27 days for the year ended August 31, 2017. Inventory turnover for the year ended August 31, 2018 was 80 days compared to 84 days for the year ended August 31, 2017.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the fiscal years ended August 31, 2018 and 2017, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934. During fiscal 2018, the Company repurchased for cancellation 154,329 common shares which used cash of $1,271,599. Subsequent to the August 31st year-end, the Company completed its current share repurchase plan by repurchasing for cancellation an additional 95,671 common shares at a cost of $893,376.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $3 million, of which $3 million is available. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2018 the one month LIBOR rate plus 175 basis points was 3.82% (2.07% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2018 or 2017.  Typically, the Company passes price increases on to the customer.

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

During the year ended August 31, 2018, the Company did not adopt any new accounting policies that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2018, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2018 and 2017

Report of Independent Registered Accounting Firm dated November 12, 2018

Consolidated Balance Sheets

Balance Sheets at August 31, 2018 and August 31, 2017

Consolidated Statements of Operations

  For the years ended August 31, 2018 and August 31, 2017

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2018 and August 31, 2017

Consolidated Statements of Cash Flows

  For the years ended August 31, 2018 and August 31, 2017

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 12, 2018

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. (the “Company”), as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows, and the related (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2002.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 12, 2018

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2018	2017

ASSETS

Current assets
Cash and cash equivalents	$6,097,463	$5,912,250
Accounts receivable, net of allowance of $Nil (August 31, 2017 - $1,725)	4,152,492	3,565,055
Inventory, net of allowance of $75,336 (August 31, 2017 - $156,713) (note 3)	9,803,197	8,807,545
Note receivable	4,000	-
Prepaid expenses	347,251	595,776
Prepaid income taxes	114,310	-

Total current assets	20,518,713	18,880,626

Property, plant and equipment, net (note 4)	3,105,260	3,222,572

Intangible assets, net (note 5)	3,590	77,837

Total assets	$23,627,563	$22,181,035

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2018	2017

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$377,092	$638,128
Accrued liabilities	1,795,207	1,807,192

Total current liabilities	2,172,299	2,445,320

Deferred tax liability (note 6)	81,853	11,344

Total liabilities	2,254,152	2,456,664

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
4,314,659 common shares (August 31, 2017 – 4,468,988)	1,017,908	1,054,316
Additional paid-in capital	600,804	600,804
Retained earnings	19,754,699	18,069,251

Total stockholders’ equity	21,373,411	19,724,371

Total liabilities and stockholders’ equity	$23,627,563	$22,181,035

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2018	2017

SALES	$53,923,152	$47,701,056

COST OF SALES	42,325,338	36,621,773

GROSS PROFIT	11,597,814	11,079,283

OPERATING EXPENSES
Selling, general and administrative	2,103,899	2,016,776
Depreciation and amortization	274,065	275,214
Wages and employee benefits	4,943,431	4,349,542

	7,321,395	6,641,532

Income from operations	4,276,419	4,437,751

OTHER ITEMS
(Loss) on sale of property, plant and equipment	(27,022)	(394)
Interest and other income	30,026	27,894
	3,004	27,500

Income before income taxes	4,279,423	4,465,251

Income taxes (note 6)
Current	1,288,275	1,758,603
Deferred (recovery)	70,509	(20,009)

Net income for the year	$2,920,639	$2,726,657

Basic earnings per common share	$0.66	$0.60

Diluted earnings per common share	$0.66	$0.60

Weighted average number of common shares outstanding:
Basic	4,430,940	4,545,044
Diluted	4,430,940	4,545,044

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2016	4,572,588	$ 1,078,759	$ 600,804	$ 15,845,092	$ 17,524,655

Shares repurchased and cancelled (note 9)	(103,600)	(24,443)	-	(502,498)	(526,941)
Net income	-	-	-	2,726,657	2,726,657

August 31, 2017	4,468,988	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Shares repurchased and cancelled (note 9)	(154,329)	(36,408)	-	(1,235,191)	(1,271,599)
Net income	-		-	2,920,639	2,920,639

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$2,920,639	$2,726,657
Items not affecting cash:
Depreciation and amortization	274,065	275,214
Loss on sale of property, plant and equipment	27,022	394
Deferred income taxes	70,509	(20,009)

Changes in non-cash working capital items:
(Increase) in accounts receivable	(587,437)	(222,851)
(Increase) in note receivable	(4,000)	-
(Increase) in inventory	(995,652)	(738,528)
Decrease in prepaid expenses	248,525	237,119
(Increase) decrease in prepaid income taxes	(114,310)	596
(Decrease) increase in accounts payable and accrued liabilities	(273,021)	131,556

Net cash provided by operating activities	1,566,340	2,390,148

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	1,000	3,480
Purchase of property, plant and equipment	(110,528)	(474,359)

Net cash used in investing activities	(109,528)	(470,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(1,271,599)	(526,941)

Net cash used in financing activities	(1,271,599)	(526,941)

Net increase in cash	185,213	1,392,328

Cash, beginning of year	5,912,250	4,519,922

Cash, end of year	$6,097,463	$5,912,250

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

On May 29, 2018, the Company completed a 2-for-1 forward stock split of its common shares. All share and per share amounts have been retroactively restated (Note 8).

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2018, cash and cash equivalents were $6,097,463 compared to $5,912,250 at August 31, 2017.

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

Earnings per share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The number of common shares outstanding has been adjusted for a 2 for 1 forward stock split effective May 29, 2018 (Note 8).

The earnings per share data for the fiscal years ended August 31, 2018 and 2017 are as follows:

	2018	2017

Net income	$2,920,639	$2,726,657

Basic weighted average number of common shares outstanding	4,430,940	4,545,044

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	4,430,940	4,545,044

Basic and diluted earnings per common share	$0.66	$0.60

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

No options were granted during the years ended August 31, 2018 and 2017, and there were no options outstanding on August 31, 2018 or 2017.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2018 and 2017 follows:

	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$6,097,463	$6,097,463	$5,912,250	$5,912,250
Accounts receivable, net of allowance	4,152,492	4,152,492	3,565,055	3,565,055
Accounts payable and accrued liabilities	2,172,299	2,172,299	2,445,320	2,445,320

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$6,097,463	$6,097,463	$—	$—

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330): which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The new standard is being issued as part of the simplification initiative. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for preparers. Further, this change will more closely align U.S. GAAP and IFRS. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years and is to be prospectively applied. The Company adopted this ASU on September 1, 2017, prospectively. There was no material impact on the Company’s financial statements on adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-14 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2019. The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations and liquidity.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230): a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Topic 230 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. . The Company will adopt this ASU on September 1, 2018, prospectively. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

3.

INVENTORY

A summary of inventory as of August 31, 2018 and 2017 is as follows:

	2018	2017

Wood products and metal products	$9,189,772	$8,184,921
Industrial tools	378,163	434,871
Agricultural seed products	235,262	187,753

	$9,803,197	$8,807,545

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2018 and 2017 is as follows:

	2018	2017

Office equipment	$473,702	$561,090
Warehouse equipment	1,313,714	1,290,838
Buildings	4,090,527	4,097,438
Land	761,924	761,924
	6,639,867	6,711,290

Accumulated depreciation	(3,534,607)	(3,488,718)

Net book value	$3,105,260	$3,222,572

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2018 and 2017 follows:

	2018	2017
Patent	$-	$850,000
Other	43,655	43,655
		893,655
Accumulated amortization	(40,065)	(815,818)

Net book value	$3,590	$77,837

During the current fiscal year, the Company conducted a periodic review of the Company’s patents and determined that two of the patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the respective costs and accumulated amortization values.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2018	2017

Computed tax at the federal statutory rate	$1,083,541	$1,516,880
State taxes, net of federal benefit	228,332	217,184
Depreciation	(20,036)	(22,800)
Inventory reserve	(22,956)	39,357
Other	19,394	7,982

Provision for income taxes	$1,288,275	$1,758,603

Current income taxes	$1,288,275	$1,758,603
Deferred income taxes	70,509	(20,009)
	$1,358,784	$1,738,594

Deferred income tax liability as of August 31, 2018 of $81,853 (August 31, 2017 – $11,344) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2018	2017

Deferred tax assets:
Allowance for inventory	$65,410	$116,300
Allowance for bad debts	-	1,294
Difference between book and tax depreciation	(9,205)	9,121

Total deferred tax assets	56,206	126,715
Valuation allowance	-	-

Net deferred tax assets	56,206	126,715

Net deferred tax liability	(138,059)	(138,059)

Combined net deferred tax liability	$(81,853)	$(11,344)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of August 31, 2018 or August 31, 2017.  At August 31, 2018, the line of credit borrowing limit was $3,000,000.

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

Common Stock Split

The Company declared a two for one stock split of its common stock with a record date of the close of business on May 25, 2018. Shareholders received one additional common share for each common share held as of the record date. The stock split was effective as of May 29, 2018. Share and per share data have been retroactively adjusted to reflect the effects of the stock split.

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 4th quarter of fiscal 2018 ended August 31, 2018, the Company repurchased and cancelled a total of 154,329 common shares under a 10b5-1 share repurchase plan. The total cost was $1,271,599 at an average price of $8.24 per share. The premium paid to acquire these shares over their per share book value in the amount of $1,235,191 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of the years ended August 31, 2018 and August 31, 2017.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018 and from $60,000 of eligible compensation during the second quarter of fiscal 2017. For the years ended August 31, 2018 and 2017 the 401(k) compensation expense was $363,606 and $336,473, respectively.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.

SEGMENT INFORMATION (cont’d…)

Following is a summary of segmented information for the years ended August 31:

	2018	2017

Sales to unaffiliated customers:
Industrial wood products	$3,500,759	$3,804,672
Lawn, garden, pet and other	47,197,251	39,273,206
Seed processing and sales	2,282,281	3,108,454
Industrial tools and clamps	942,861	1,514,724
	$53,923,152	$47,701,056

Income (loss) before income taxes:
Industrial wood products	$494	$(175,504)
Lawn, garden, pet and other	3,652,467	3,548,177
Seed processing and sales	(58,438)	(23,809)
Industrial tools and clamps	(72,417)	85,501
Corporate and administrative	757,317	1,030,886
	$4,279,423	$4,465,251

Identifiable assets:
Industrial wood products	$833,694	$1,153,802
Lawn, garden, pet and other	12,318,686	10,706,686
Seed processing and sales	438,057	296,579
Industrial tools and clamps	440,386	535,093
Corporate and administrative	9,596,740	9,488,875
	$23,627,563	$22,181,035

Depreciation and amortization:
Industrial wood products	$193	$330
Lawn, garden, pet and other	22,534	26,920
Seed processing and sales	7,727	12,978
Industrial tools and clamps	970	1,314
Corporate and administrative	242,641	233,672
	$274,065	$275,214

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	29,638	12,495
Industrial tools and clamps	-	-
Corporate and administrative	80,890	461,864
	$110,528	$474,359

Interest expense:	$-	$-

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2018	2017

Sales	$28,392,593	$23,442,308

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2018	2017

United States	$52,050,260	$44,740,560
Canada	1,429,265	1,727,758
Mexico/Latin America	192,539	843,667
Europe	42,224	68,752
Asia/Pacific	196,655	320,319
Middle East	12,209	-
	$53,923,152	$47,701,056

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2018 and 2017.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2018, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 56%. At August 31, 2017, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 66%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2018, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $25,264,412. For the fiscal year ended August 31, 2017, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $20,111,921.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2018 and 2017 are summarized as follows:

	2018	2017

Cash paid during the year for:
Interest	$-	$-
Income taxes	$1,445,522	$1,718,725

There were no non-cash investing or financing activities during the years presented.

15.

SUBSEQUENT EVENTS

Subsequent to the fiscal year ended August 31, 2018, the Company re-purchased for cancellation an additional 95,671 shares of its common stock pursuant to a 10b5-1 share re-purchase plan, previously announced on June 6, 2018. The total cost was $893,376 at an average share price of $9.34 per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2018 and 2017 and for the years then ended is included on Page 19 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2018 and 2017 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2018 and 2017, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 12, 2018

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2018

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year

August 31, 2018

Allowance deducted from related Balance sheet account:
Inventory	$156,713	$98,481	$-	$179,858	$75,336
Accounts Receivable	$1,725	$-	$1,725	$-	$-

August 31, 2017

Allowance deducted from related Balance sheet account:
Inventory	$176,717	$3,000	$-	$23,004	$156,713
Accounts Receivable	$-	$1,725	$-	$-	$1,725

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and Principal Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2018.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 9, 2018 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All of the Directors are citizens of the United States.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Donald M. Boone	78	July 1987
Geoff Guilfoy (1) (2)	68	May 2017
Charles Hopewell	62	February 2017
Sarah Johnson (1) (2)	39	July 2017
Frank G. Magdlen (1) (2)	71	January 2013

(1)

Member of Audit Committee.

(2)

Member of Compensation Committee.

Table No. 5 lists, as of November 9, 2018, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Charles Hopewell	President and Chief Executive Officer	62	February 2017
Michael C. Nasser	Corporate Secretary	71	July 1987

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

Charles E. Hopewell has over 35 years of experience in senior management positions with manufacturing companies, including serving as CEO of Sunset Manufacturing Inc and COO of Aluminite Corporation. In his past positions as COO or CEO, he has been involved in all organizational aspects, including sales and marketing, plant and equipment, personnel, and finance. He received a degree in Finance from the University of Oregon and an MBA from Willamette University’s Atkinson School of Management. Mr. Hopewell has also worked extensively in local and statewide workforce policy and K-12 CTE education at a Board level, and continues his involvement with the Oregon Workforce Investment Board and the Oregon Talent Council.

Michael C. Nasser has over 40 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Geoff Guilfoy is a management consultant with over 40 years of experience, including over 20 years in management consulting, 17 years in State Government management, and an additional 4 years in the private and non-profit sectors. Prior to founding Lumen Leaders LLC in 2013, he was the partner in charge of the management consulting group at AKT LLP, a regional CPA and business consulting firm. For 28 years, he was an Executive Professor at Willamette University’s Atkinson Graduate School of Management teaching courses on management consulting, nonprofit management, and government. He also currently serves on the Board of Directors of Medical Teams International, is Chair of the Oregon State Treasury Audit Committee, and is a former National Board Member of the Institute of Management Consultants USA. He has a Bachelor of Science, Management (Accounting) from San Jose State University and an MBA from Willamette University.

Sarah Johnson has significant experience in supply chain management and best practices, including the planning and implementation of improvements to both the manufacturing and supply processes. She serves as the Global Buying Manager at Columbia Sportswear . Prior to being named Global Buying Manager, she was a Business Process Analyst and Senior Global Buyer at Columbia which included working with International vendors, principally in Asia and Canada. Ms. Johnson is a graduate of Gonzaga University in Spokane, Washington.

Frank G. Magdlen is a Chartered Financial Analyst and Chairman of the Audit Committee. He has over 40 years of business experience during which he held various financial services positions specializing in investment banking, research on small capitalization companies and portfolio management.   Since 1999, he has been managing investment banking activities at GarWood Securities, LLC and The Robins Group, LLC / Crown Point Group Ltd. Mr. Magdlen has an MBA from University of Southern California, and an undergraduate degree from University of Portland.

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

The current members of the Audit Committee are Frank Magdlen (Chairman), Geoff Guilfoy and Sarah Johnson.  All current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership. The Audit Committee met one time in fiscal 2017 and two times in fiscal 2018.

On August 11, 2017, the Company received notice from NASDAQ that since the Company had only 2 independent directors on the Audit Committee, it was not in compliance with NASDAQ’s audit committee requirements under Listing Rule 5605. NASDAQ granted the Company a cure period to regain compliance which extended until (i) the earlier of the Company’s next annual shareholders’ meeting or July 24, 2018; or (ii) if the next annual shareholders’ meeting is held before January 22, 2018, then the Company must evidence compliance no later than January 22, 2018.

On December 13, 2017, the Company appointed independent director Sarah Johnson to the Audit Committee as the required third independent member. On January 11, 2018, the Company received noticed from NASDAQ that it had regained compliance with Listing Rule 5605.

Compensation Committee

The Company has a Compensation Committee which recommends to the Board of Directors on compensation matters for the Company, including compensation plans and benefits of executive officers and directors. This includes determining the compensation for senior management, the form and amounts of Director compensation, the size and recipients of bonuses, and equity incentive plans, including the grant of options and other awards. The Committee will also recommend executive appointments and complete annual performance evaluations of the Chief Executive Officer and Chief Financial Officer. The Committee also advises on succession plan matters and has the authority to retain outside advisors or consultants.

The Committee operates under a written charter, which requires the Committee to consist of at least three members appointed by the Board. The members shall be independent directors, and the Board will designate one member as Chairman of the Committee. The Committee shall meet a minimum of one time per year.

Current members of the Compensation Committee are Geoff Guilfoy, Sarah Johnson, and Frank Magdlen. The Committee met one time in fiscal 2017 and one time in fiscal 2018.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2018, 2017 and 2016 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying	All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp. (1)

Charles Hopewell, President, Chief Executive Officer, Principal Financial Officer
	2018	$ 178,333	$ 112,221	$ -	$ -	$ -	$ -	$ 5,167
	2017	$ 134,244	$ -	$ -	$ -	$ -	$ -	$ -

Donald Boone, President, Chief Executive Officer, Treasurer, Principal Financial Officer (2) (3)
	2017	$ 9,334	$ -	$ -	$ -	$ -	$ -	$ 4,940
	2016	$ 19,240	$ -	$ -	$ -	$ -	$ -	$ 6,207
Michael Nasser, Corporate Secretary
	2018	$ 177,000	$ 50,000	$ -	$ -	$ -	$ -	$ 10,000
	2017	$ 177,000	$ 50,000	$ -	$ -	$ -	$ -	$ 15,000
	2016	$ 177,000	$ 50,000	$ -	$ -	$ -	$ -	$ 15,000

(1)	“All Other Compensation” relates to the Company’s 401K contributions for each individual.
(2)	Effective April 1, 2015, Donald Boone voluntarily reduced his salary from $36,000 annually to $9.25 hourly.
(3)	Donald Boone resigned his officer positions effective February 7, 2017.

The Company may grant stock options to directors, executive officers and employees.  The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018 and from $60,000 of eligible compensation during the second quarter of fiscal 2017.

Other than participation in the Company’s stock option plan and 401(k), no funds were set aside or accrued during fiscal 2018 to provide pension, retirement or similar benefits for directors or executive officers.

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

Except for our 401(k) Plan we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  Michael Nasser and Charles Hopewell received bonuses, which were determined and approved by the Board of Directors.

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

No options were granted during fiscal 2018 or fiscal 2017, and as of August 31, 2018 there were no options outstanding.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018 and from $60,000 of eligible compensation during the second quarter of fiscal 2017. For the years ended August 31, 2018 and 2017 the 401(k) compensation expense was $363,606 and $336,473, respectively. The contributions for Charles Hopewell were $5,167 and $Nil for the fiscal years ended August 31, 2018 and 2017 respectively.   The contributions for Michael Nasser were $10,000 and $15,000 for the fiscal years ended August 31, 2018 and 2017 respectively.  The contribution for Donald Boone was $4,940 for the fiscal year ended August 31, 2017.There are no un-funded liabilities.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2018 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2018 the Company had no Defined Benefit or Actuarial Plan.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists 3 independent directors. None of the members of the Compensation Committee served as an officer or employee of the Company in the prior fiscal year.

No board of director member and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company has no formal plan for compensating its directors for their service in their capacity as directors.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2018 the following cash payments were paid to directors to compensate them for board meetings attended:  Charles Hopewell $Nil (2017 - $Nil); Donald Boone $Nil (2017 - $Nil); Frank Magdlen $2,600 (fiscal 2017 - $6,600), Geoff Guilfoy $2,333 (fiscal 2017 - $800); and Sarah Johnson $2,167 (fiscal 2017 -$400).

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 9, 2018.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald M. Boone	1,298,677	30.8%
Common	Michael C. Nasser	414,633	9.8%
Common	Charles E. Hopewell	10,000	0.2%
Common	Geoff Guilfoy	Nil	-
Common	Sarah Johnson	Nil	-
Common	Frank Magdlen	Nil	-

Total directors, executive officers, and 5% shareholders		1,723,310	40.9%

(1)	Based on 4,218,988 shares outstanding as of November 9, 2018.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2018	2017

Audit fees	$90,000	$90,000
Tax fees	4,750	6,750
All other fees (1)	24,750	24,750

Total	$119,500	$121,500

(1)	FY2018:	$8,250 to review the Q1 Form 10Q
$8,250 to review the Q2 Form 10Q
$8,250 to review the Q3 Form 10Q

	FY2017:	$8,250 to review the Q1 Form 10Q
$8,250 to review the Q2 Form 10Q
$8,250 to review the Q3 Form 10Q

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

(B) Exhibits:

 2.

Plan of acquisition, reorganization, arrangement, liquidation or succession:

No Disclosure Necessary

 3.

Articles of Incorporation/By-Laws:

Incorporated by reference to Form 10 Registration Statement, as amended.

3.1

Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation

(filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014)

3.2

Articles of Incorporation Jewett Cameron Company

(filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014)

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 12, 2018	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2018	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO and Principal Financial Officer

Dated: November 12, 2018	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary

Dated: November 12, 2018	By: /s/ “Donald M. Boone” Donald M. Boone, Director

Dated: November 12, 2018	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: November 12, 2018	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: November 12, 2018	By: /s/ “Frank Magdlen” Frank Magdlen, Director

