Form 10-Q
period 2018-11-30
JEWETT CAMERON TRADING CO LTD
filed 2019-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2018

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 4,218,988 common shares as of January 14, 2019.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2018

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2018	August 31, 2018

ASSETS

Current assets
Cash and cash equivalents	$5,427,820	$6,097,463
Accounts receivable, net of allowance of $Nil (August 31, 2018 - $Nil)	3,734,550	4,152,492
Inventory, net of allowance of $75,336 (August 31, 2018 - $75,336) (note 3)	10,925,010	9,803,197
Note receivable	2,097	4,000
Prepaid expenses	504,612	347,251
Prepaid income taxes	-	114,310

Total current assets	20,594,089	20,518,713

Property, plant and equipment, net (note 4)	3,054,525	3,105,260

Intangible assets, net (note 5)	3,455	3,590

Total assets	$23,652,069	$23,627,563

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2018	August 31, 2018

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,478,454	$377,092
Accrued liabilities	1,229,877	1,795,207
Income taxes payable	27,330	-

Total current liabilities	2,735,661	2,172,299

Deferred tax liability (note 6)	86,679	81,853

Total liabilities	2,822,340	2,254,152

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
4,218,988 common shares (August 31, 2018 – 4,314,659)	995,337	1,017,908
Additional paid-in capital	600,804	600,804
Retained earnings	19,233,588	19,754,699

Total stockholders’ equity	20,829,729	21,373,411

Total liabilities and stockholders’ equity	$23,652,069	$23,627,563

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2018	2017

SALES	$9,066,100	$9,413,970

COST OF SALES	6,757,014	7,227,222

GROSS PROFIT	2,309,086	2,186,748

OPERATING EXPENSES
Selling, general and administrative expenses	556,148	445,877
Depreciation and amortization	50,870	72,665
Wages and employee benefits	1,223,059	1,097,904

	1,830,077	1,616,446

Income from operations	479,009	570,302

OTHER ITEMS
Loss on sale of property, plant and equipment	-	(27,552)
Interest and other income	17,151	2,690
	17,151	(24,862)

Income before income taxes	496,160	545,440

Income tax expense	(146,466)	(223,007)

Net income	$349,694	$322,433

Basic earnings per common share	$0.08	$0.07

Diluted earnings per common share	$0.08	$0.07

Weighted average number of common shares outstanding:
Basic	4,256,361	4,468,988
Diluted	4,256,361	4,468,988

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2017	4,468,988	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Shares repurchased and cancelled (note 9)	(154,329)	(36,408)	-	(1,235,191)	(1,271,599)
Net income	-	-	-	2,920,639	2,920,639

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 9)	(95,671)	(22,571)	-	(870,805)	(893,376)
Net income	-	-	-	349,694	349,694

November 30, 2018	4,218,988	$ 995,337	$ 600,804	$ 19,233,588	$ 20,829,729

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$349,694	$322,433
Items not involving an outlay of cash:
Depreciation and amortization	50,870	72,665
Loss on sale of property, plant and equipment	-	27,552
Deferred income taxes	4,826	(21,565)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	417,942	201,514
(Increase) decrease in inventory	(1,121,813)	(312,590)
Decrease in note receivable	1,903	-
(Increase) in prepaid expenses	(157,361)	(444,782)
Increase (decrease) in accounts payable and accrued liabilities	536,032	(135,512)
Decrease in prepaid income taxes	114,310	-
Increase in income taxes payable	27,330	-

Net cash provided by (used by) operating activities	223,733	(290,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(61,899)

Net cash used in investing activities	-	(61,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(893,376)	-

Net cash used in financing activities	(893,376)	-

Net decrease in cash	(669,643)	(352,184)

Cash, beginning of period	6,097,463	5,912,250

Cash, end of period	$5,427,820	$5,560,066

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2018 and August 31, 2018 and its results of operations and cash flows for the three month periods ended November 30, 2018 and 2017 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three month period ended November 30, 2018 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2019.

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

November 30, 2018

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2018, cash and cash equivalents was $5,427,820 compared to $6,097,463 at August 31, 2018.

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

.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

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

November 30, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three month periods ended November 30, 2018 and 2017 are as follows:

	Three Month Periods ended November 30,

	2018	2017

Net income	$ 349,694	$ 322,433

Basic weighted average number of common shares outstanding	4,256,361	4,468,988

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	4,256,361	4,468,988

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the three month period ended November 30, 2018, and there were no options outstanding on November 30, 2018.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of November 30, 2018 and August 31, 2018 follows:

	November 30, 2018		August 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$5,427,820	$5,427,820	$6,097,463	$6,097,463
Accounts receivable, net of allowance	3,734,550	3,734,550	4,152,492	4,152,492
Accounts payable and accrued liabilities	2,708,331	2,708,331	2,172,299	2,172,299

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$5,427,820	$5,427,820	$—	$—

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

November 30, 2018

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted this ASU effective September 1, 2018, using the full retrospective approach, prospectively.  The adoption had no material impact on its financial statements on adoption as the sale of goods by the Company is performed on a standalone basis and revenue is recognized when the customer obtains control of the goods and in an amount that considers the impact of estimated returns, discounts and after allowances that are variable in nature.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230): a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Topic 230 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted this ASU on September 1, 2018, prospectively. There was no material impact on the Company’s financial statements on adoption.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2018	August 31, 2018

Wood products and metal products	$10,492,626	$9,189,772
Industrial tools	322,063	378,163
Agricultural seed products	110,321	235,262

	$10,925,010	$9,803,197

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2018	August 31, 2018

Office equipment	$473,702	$473,702
Warehouse equipment	1,311,214	1,313,714
Buildings	4,090,527	4,090,527
Land	761,924	761,924
	6,637,367	6,639,867

Accumulated depreciation	(3,582,842)	(3,534,607)

Net book value	$3,054,525	$3,105,260

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2018	August 31, 2018
Trademarks, trade names and other	$43,655	$43,655

Accumulated amortization	(40,200)	(40,065)

Net book value	$3,455	$3,590

During the year ended August 31, 2018, the Company wrote off the remaining capitalized costs of $43,635 as a result of two patents expiring.

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2018 of $86,679 (August 31, 2018 - $81,853) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of November 30, 2018 or August 31, 2018.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one-month LIBOR rate plus 175 basis points.

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

November 30, 2018

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 1st quarter of fiscal 2019 ended November 30, 2018, the Company repurchased and cancelled a total of 95,671 shares under a 10b5-1 share repurchase plan originally announced on June 6, 2018. The total cost was $893,376 at an average share price of $9.34 per share. The premium paid to acquire those shares over their per share book value in the amount of $870,805 was recorded as a decrease to retained earnings.

During the 4th quarter of fiscal 2018 ended August 31, 2018, the Company repurchased and cancelled a total of 154,329 common shares. The total cost was $1,271,599 at an average price of $8.24 per share. The premium paid to acquire these shares over their per share book value in the amount of $1,235,191 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of November 30, 2018 and August 31, 2018.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 12 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018 and from $60,000 of eligible compensation during the second quarter of fiscal 2017. For the three months ended November 30, 2018 and 2017 the 401(k) compensation expense was $56,921 and $46,962, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

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

Following is a summary of segmented information for the three month periods ended November 30, 2018 and 2017:

	2018	2017

Sales to unaffiliated customers:
Industrial wood products	$1,111,687	$662,454
Lawn, garden, pet and other	6,993,428	7,984,745
Seed processing and sales	756,910	468,575
Industrial tools and clamps	204,075	298,196
	$9,066,100	$9,413,970

Income (loss) before income taxes:
Industrial wood products	$33,596	$(42,760)
Lawn, garden, pet and other	173,821	300,872
Seed processing and sales	10,433	63,462
Industrial tools and clamps	(3,737)	10,621
Corporate and administrative	282,047	213,245
	$496,160	$545,440

Identifiable assets:
Industrial wood products	$933,045	$861,542
Lawn, garden, pet and other	13,348,769	11,569,466
Seed processing and sales	367,985	351,176
Industrial tools and clamps	383,565	525,356
Corporate and administrative	8,618,705	9,049,072
	$23,652,069	$22,356,612

Depreciation and amortization:
Industrial wood products	$-	$83
Lawn, garden, pet and other	8,009	8,560
Seed processing and sales	2,068	2,450
Industrial tools and clamps	122	328
Corporate and administrative	40,671	61,244
	$50,870	$72,665

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

	2018	2017

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	-	61,899
	$-	$61,899

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2018 and 2017:

	2018	2017

Sales	$3,758,542	$5,773,104

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2018 and 2017:

	2018	2017

United States	$8,664,491	$8,899,759
Canada	311,148	364,173
Europe	22,474	5,073
Mexico/Latin America	66,206	79,958
Middle East	-	12,209
Asia/Pacific	1,781	52,798

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2018 and 2017.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2018

(Unaudited)

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2018, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 55%. At August 31, 2018, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 56%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2018, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $4,254,311. For the three months ended November 30, 2017, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,923,827.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2018 and August 31, 2018 and its results of operations and cash flows for the three month periods ended November 30, 2018 and November 30, 2017 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2018 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2019.

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

Tariffs

The Company’s metal products are manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) has now instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. A number of the Company’s products manufactured in China are now subject to new duties that range from 10% to 25% when imported into the United States. Originally, the USTR announced both new and previously released tariffs would increase across the board to 25% as of January 1, 2019 but the increases are currently suspended while China and the United States continue to negotiate new trade agreements. However, the higher tariffs could be instituted in the future if the negotiations are unsuccessful.

Management is currently working with its suppliers as well as its customers to help outline and, where possible, mitigate the impact of the new tariffs on our customer’s markets. However, if the Company is unable to successfully pass through the additional cost of these tariffs, or if the higher prices reduce consumer demand for the Company’s products, it will have a negative effect on the Company’s sales and gross margins.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2018 and 2017

For the three months ended November 30, 2018, sales decreased by $347,870, or 4% to $9,066,100 from $9,413,970 for the three months ended November 30, 2017.

Sales at JCC were $6,993,428 for the three months ended November 30, 2018 compared to sales of $7,984,745 for the three months ended November 30, 2017, which was a decrease of $991,317, or 12%. The decrease in sales in the current quarter was due to lower wood sales and no “Black Friday” promotional products, which was partially offset by higher sales in metal products as the Company added a new customer and stocked the customer’s initial launch program. During the current quarter, new 10% tariffs on the importation of a number of products manufactured in China into the United States became effective. The tariffs have caused uncertainly in the marketplace, and initially have had a somewhat negative effect on the sales of the Company’s affected products. The Company has begun to implement some price increases to mitigate the new tariffs where possible. Sales in the prior year’s quarter were negatively affected by the full recall of a “Black Friday” product sold to a single retail customer, which also reduced operating income due to the costs of the recall and destruction of all affected products. Operating income for JCC was $173,821 in the quarter ended November 30, 2018 compared to operating income of $300,872 for the quarter ended November 30, 2017. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,111,687 for the three months ended November 30, 2018 compared to sales of $662,454 for the three months ended November 30, 2017, which was an increase of $449,233, or 68%. Management has worked to refine the product mix by focusing on the most in demand products and redirecting sales directly to end users, which also has improved the segment’s margins. For the quarter, Greenwood had an operating profit of $33,596 compared to an operating loss of ($42,760) in the three months ended November 30, 2017.

Sales at JCSC were $756,910 for the three months ended November 30, 2018 compared to sales of $468,575 for the three months ended November 30, 2017. This represents an increase of $288,335, or 62%. Supplies of clover seed in the United States were lower than normal, which resulted in higher sales for the Company although at lower margins as seed prices remain depressed due to market factors over the last several seasons. Operating income for JCSC for the quarter was $10,433 compared to operating income of $63,462 for the quarter ended November 30, 2017.

Sales at MSI were $204,075 for the quarter ended November 30, 2018 compared to sales of $298,196 for the quarter ended November 30, 2017, which was a decrease of $94,121, or 32%. Conditions in the sector remain difficult due to higher competition. Management continues to review this business unit, products, sales channels and market differentiation. Such review may result in additional write-offs and adjustments to the business during fiscal 2019. The operating loss for the quarter was ($3,737) compared to operating income of $10,621 for the three months ended November 30, 2017.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2018, JC USA had operating income of $282,047 compared to operating income of $213,245 for the quarter ended November 30, 2017. The increase is due to higher rental and administrative fees charged to its subsidiaries related to higher inventory levels during the period. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2018 was 25.5% compared to 23.2% for the three months ended November 30, 2017. The current margins were higher due to a more favorable product mix of higher metal product sales and lower wood product sales.

Operating expenses rose by $213,631 to $1,830,077 from $1,616,446 for the three months ended November 30, 2018 as the Company allocated additional resources towards attracting new customers both domestically and internationally. Selling, General and Administrative Expenses rose to $556,148 from $445,877. Depreciation and Amortization decreased to $50,870 from $72,665. Wages and Employee Benefits increased to $1,223,059 from $1,097,904. Interest and other income increased to $17,151 from $2,690 due to higher interest rates received on the Company’s cash and cash equivalents in the current quarter. Loss on sale of property, plant and equipment was $Nil in the current quarter compared to a loss of $27,552 in the quarter ended November 30, 2017.

The Company's income tax expense in the current period was $146,466 compared to $223,007 for the three months ended November 30, 2017. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.  The Federal Tax Cuts and Jobs Act became effective during the 3rd quarter of fiscal 2018 which has reduced the Company’s Federal tax rate and resulted in the lower income tax expense compared to the prior year’s period. Net income for the three months ended November 30, 2018 was $349,694, or $0.08 per share, compared to net income of $322,433, or $0.07 per basic and diluted share, for the three months ended November 30, 2017 after adjustment for the 2-for-1 stock split effective May 29, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2018, the Company had working capital of $17,858,428 compared to working capital of $18,346,414 as of August 31, 2018, a decrease of $487,986. Cash and cash equivalents totaled $5,427,820, a decrease of $669,643, as $893,376 of cash was spent on the repurchase of shares during the quarter. Accounts receivable fell to $3,734,550 from $4,152,492 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $1,121,813 to $10,925,010 as additional products were sourced from China ahead of the scheduled tariff increase. Prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $157,361. Note receivable fell to $2,097 from $4,000, and prepaid income taxes fell to $Nil from $114,310.

Accounts payable increased by $1,101,362 to $1,478,454 due to the timing of the accelerated inventory purchases. Accrued liabilities declined by $565,330 to $1,229,877, and income taxes payable rose to $27,330 from $Nil.

As of November 30, 2018, accounts receivable and inventory represented 71% of current assets and 62% of total assets. For the three months ended November 30, 2018, the accounts receivable collection period, or DSO, was 37 days compared to 33 days for the three months ended November 30, 2017. Inventory turnover to the three months ended November 30, 2018 was 140 days compared to 113 days for the three months ended November 30, 2017.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of November 30, 2018, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2018, the one month LIBOR rate plus 175 basis points was 4.07% (2.32% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the first quarter of fiscal 2019 ended November 30, 2018 and the fiscal year ended August 31, 2018, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

On June 6, 2018, the Company announced the Board of Directors had authorized a share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000.  The Plan commenced on June 11, 2018 and terminated upon the completion of the 250,000 share repurchase on October 25, 2018. Under the Plan, the Company repurchased and cancelled a total of 250,000 common shares at a total cost of $2,164,975 which was an average price of $8.66 per share.

The following table details the Company’s repurchase of its common shares during the first quarter of fiscal 2019 ended November 30, 2018.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

September	45,339	$ 8.84	199,558	50,442

October	50,442	$ 9.76	250,000	-

November (1)	-	-	-	-

Total	95,671	$ 9.34	250,000	-

(1)	The Plan terminated on October 25, 2018.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,832 shares for the three months ended November 30, 2018. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2018, our top ten customers represented 76% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The recent implementation of higher tariffs by the United States on certain Chinese goods include some of our products which we purchase from suppliers in China. The company has multiple options to assist in mitigating the cost impacts of these government actions. However, we cannot control the duration or depth of such actions which may increase our product costs which would reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

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

Our operations involve information technology systems that process, transmit and store information about our suppliers, customers, employees, and financial information. These systems face threats including telecommunication failures, natural disasters, and cyber security threats, including computer viruses, unauthorized access to our systems, and other security issues. While we have taken aggressive steps to implement security measures to protect our systems and initiated an ongoing training program to address many of the primary causes of cyber threat with all our employees, such threats change and morph almost daily. There is no guarantee our actions will secure our information systems against all threats and vulnerabilities. The compromise or failure of our information systems could have a negative effect on our business, results of operations, or financial condition.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2018. However, the Company is exposed to interest rate risk.

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

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  As of this date, no formal responses have been made and no dates have been established governing the litigation proceedings. This matter is in its early stages making it speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett-Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs, and at this time it appears that the insurance estate is sufficient to cover the liability exposure.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 14, 2019	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

