Form 10-Q
period 2019-02-28
JEWETT CAMERON TRADING CO LTD
filed 2019-04-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28. 2019

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 4,029,588 common shares as of April 11, 2019.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2019

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2019	August 31, 2018

ASSETS

Current assets
Cash and cash equivalents	$3,706,604	$6,097,463
Accounts receivable, net of allowance of $Nil (August 31, 2018 - $Nil)	3,197,120	4,152,492
Inventory, net of allowance of $89,424 (August 31, 2018 - $75,336) (note 3)	11,705,607	9,803,197
Note receivable	1,797	4,000
Prepaid expenses	565,516	347,251
Prepaid income taxes	308,832	114,310

Total current assets	19,485,476	20,518,713

Property, plant and equipment, net (note 4)	2,789,951	3,105,260

Intangible assets, net (note 5)	3,319	3,590

Total assets	$22,278,746	$23,627,563

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2019	August 31, 2018

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$368,673	$377,092
Accrued liabilities	944,758	1,795,207

Total current liabilities	1,313,431	2,172,299

Deferred tax liability (note 6)	79,886	81,853

Total liabilities	1,393,317	2,254,152

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
4,210,538 common shares (August 31, 2018 – 4,314,659)	993,344	1,017,908
Additional paid-in capital	600,804	600,804
Retained earnings	19,291,281	19,754,699

Total stockholders’ equity	20,885,429	21,373,411

Total liabilities and stockholders’ equity	$22,278,746	$23,627,563

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods ended February 28,		Six Month Periods ended February 28,
	2019	2018	2019	2018

SALES	$7,857,175	$13,341,338	$16,923,275	$22,755,308

COST OF SALES	6,095,887	10,705,532	12,852,901	17,932,754

GROSS PROFIT	1,761,288	2,635,806	4,070,374	4,822,554

OPERATING EXPENSES
Selling, general and administrative expenses	405,888	616,074	962,036	1,061,951
Depreciation and amortization	45,401	122,745	96,271	195,410
Wages and employee benefits	1,252,374	1,176,743	2,475,433	2,274,647
	1,703,663	1,915,562	3,533,740	3,532,008

Income from operations	57,625	720,244	536,634	1,290,546

OTHER ITEMS
(Loss) gain on sale of property, plant and equipment	105,365	530	105,365	(27,022)
Interest and other income	9,184	5,793	26,335	8,483
	114,549	6,323	131,700	(18,539)

Income before income taxes	172,174	726,567	668,334	1,272,007

Income tax expense	(52,545)	(218,269)	(199,011)	(441,276)

Net income	$119,629	$508,298	$469,323	$830,731

Basic earnings per common share	$0.03	$0.11	$0.11	$0.19

Diluted earnings per common share	$0.03	$0.11	$0.11	$0.19

Weighted average number of common shares outstanding:
Basic	4,218,348	4,468,988	4,218,672	4,468,988
Diluted	4,218,348	4,468,988	4,218,672	4,468,988

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2017	4,468,988	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Net income	-	-	-	830,731	830,731

February 28, 2018	4,468.988	$ 1,054,316	$ 600,804	$ 18,899,982	$ 20,555,102

Shares repurchased and cancelled (note 9)	(154,329)	(36,408)	-	(1,235,191)	(1,271,599)
Net income	-	-	-	2,089,908	2,089,908

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 9)	(104,121)	(24,564)	-	(932,741)	(957,305)
Net income	-	-	-	469,323	469,323

February 28, 2019	4,210,538	$ 993,344	$ 600,804	$ 19,291,281	$ 20,885,429

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period ended February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$469,323	$830,731
Items not involving an outlay of cash:
Depreciation and amortization	96,271	195,410
(Gain) loss on sale of property, plant and equipment	(105,365)	27,022
Deferred income taxes	(1,967)	25,691

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	955,372	(2,499,848)
(Increase) in inventory	(1,902,410)	(481,648)
Decrease in note receivable	2,203	-
(Increase) in prepaid expenses	(218,265)	(287,428)
(Increase) in prepaid income taxes	(194,522)	(469,577)
(Decrease) in accounts payable and accrued liabilities	(858,868)	(396,839)

Net cash used in operating activities	(1,758,228)	(3,056,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(66,041)
Proceeds from sale of property, plant and equipment	324,674	1,000

Net cash provided by (used in) investing activities	324,674	(65,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(957,305)	-

Net cash used in financing activities	(957,305)	-

Net decrease in cash	(2,390,859)	(3,121,527)

Cash, beginning of period	6,097,463	5,912,250

Cash, end of period	$3,706,604	$2,790,723

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2019 and August 31, 2018 and its results of operations and cash flows for the three month and six month periods ended February 28, 2019 and 2018 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and six month periods ended February 28, 2019 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2019.

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

February 28, 2019

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At February 28, 2019, cash and cash equivalents was $3,706,604 compared to $6,097,463 at August 31, 2018.

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

February 28, 2019

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and six month periods ended February 28, 2019 and 2018 are as follows:

	Three Month Periods ended February 28,		Six Month Periods ended February 28,

	2019	2018	2019	2018

Net income	$119,629	$508,298	$469,323	$830,731

Basic weighted average number of common shares outstanding	4,218,348	4,468,988	4,218,672	4,468,988

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	4,218,348	4,468,988	4,218,672	4,468,988

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the six month period ended February 28, 2019, and there were no options outstanding on February 28, 2019.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of February 28, 2019 and August 31, 2018 follows:

	February 28, 2019		August 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,706,604	$3,706,604	$6,097,463	$6,097,463
Accounts receivable, net of allowance	3,197,120	3,197,120	4,152,492	4,152,492
Accounts payable and accrued liabilities	1,313,431	1,313,431	2,172,299	2,172,299

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,706,604	$3,706,604	$—	$—

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

February 28, 2019

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2019	August 31, 2018

Wood products and metal products	$11,190,812	$9,189,772
Industrial tools	370,328	378,163
Agricultural seed products	144,467	235,262

	$11,705,607	$9,803,197

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2019	August 31, 2018

Office equipment	$473,702	$473,702
Warehouse equipment	1,245,137	1,313,714
Buildings	4,072,741	4,090,527
Land	559,065	761,924
	6,350,645	6,639,867

Accumulated depreciation	(3,560,694)	(3,534,607)

Net book value	$2,789,951	$3,105,260

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2019	August 31, 2018
Trademarks, trade names and other	$43,655	$43,655

Accumulated amortization	(40,336)	(40,065)

Net book value	$3,319	$3,590

During the year ended August 31, 2018, the Company wrote off the remaining capitalized costs of $43,635 as a result of two patents expiring.

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of February 28, 2019 of $79,886 (August 31, 2018 - $81,853) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of February 28, 2019 or August 31, 2018.

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

February 28, 2019

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 2nd quarter of fiscal 2019 ended February 28, 2019, the Company repurchased a total of 8,450 shares under a 10b-18 share repurchase plan originally announced on February 7, 2019. The total cost was $63,929 at an average share price of $7.57 per share. The premium paid to acquire those shares over their per share book value in the amount of $61,936 was recorded as a decrease to retained earnings.

During the 1st quarter of fiscal 2019 ended November 30, 2018, the Company repurchased and cancelled a total of 95,671 shares under a 10b-18 share repurchase plan originally announced on June 6, 2018. The total cost was $893,376 at an average share price of $9.34 per share. The premium paid to acquire those shares over their per share book value in the amount of $870,805 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of February 28, 2019 and August 31, 2018.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the six months ended February 28, 2019 and 2018 the 401(k) compensation expense was $153,561 and $166,369, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

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

Following is a summary of segmented information for the six month periods ended February 28, 2019 and 2018:

	2019	2018

Sales to unaffiliated customers:
Industrial wood products	$1,962,817	$1,515,375
Lawn, garden, pet and other	13,452,656	19,323,517
Seed processing and sales	1,089,480	1,393,443
Industrial tools and clamps	418,322	522,973
	$16,923,275	$22,755,308

Income (loss) before income taxes:
Industrial wood products	$26,487	$(47,183)
Lawn, garden, pet and other	14,092	849,782
Seed processing and sales	(60,794)	90,495
Industrial tools and clamps	(19,361)	(3,778)
Corporate and administrative	707,910	382,691
	$668,334	$1,272,007

Identifiable assets:
Industrial wood products	$985,205	$878,842
Lawn, garden, pet and other	13,677,090	13,969,856
Seed processing and sales	60,350	415,032
Industrial tools and clamps	433,501	498,865
Corporate and administrative	7,122,600	6,878,023
	$22,278,746	$22,640,618

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	-	66,041
	$-	$66,041

Interest expense:	$-	$-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2019 and 2018:

	2019	2018

Sales	$8,054,610	$14,152,519

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2019 and 2018:

	2019	2018

United States	$16,168,654	$21,679,684
Canada	621,444	759,136
Mexico/Latin America/Caribbean	104,370	159,436
Europe	27,026	38,993
Asia/Pacific	1,781	118,059

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2019 and 2018.

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

At February 28, 2019, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 49%. At February 28, 2018, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 71%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2019, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $9,260,530. For the six months ended February 28, 2018, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $11,365,503.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2019

(Unaudited)

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28 are summarized as follows:

	2019	2018

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$395,500	$924,444

There were no non-cash investing or financing activities during the periods presented.

15.

SUBSEQUENT EVENTS

Subsequent to the end of the period, the Company repurchased an additional 180,950 common shares pursuant to the share repurchase plan announced on February 7, 2019. The total cost was $1,587,777 at an average price of $8.77 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2019 and August 31, 2018 and its results of operations and cash flows for the three and six month periods ended February 28, 2019 and February 28, 2018 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 28, 2019 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2019.

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

RESULTS OF OPERATIONS

Three Months Ended February 28, 2019 and February 28, 2018

This year’s second quarter has been challenging for a number of primarily external factors, but the Company is withstanding the uncertainty well. The Company’s overall financial picture remains solid as management has positioned working capital into inventory necessary to help the Company and our customers mitigate the impacts of both weather and economic uncertainty. Inventory and the current common share repurchase plan are funded from our cash reserves that we have accumulated in prior years. Management believes that with new product launches, conversations with our retail customers, and our ability to quickly both move product and adjust sales channels that our results will stabilize in future periods as the weather improves and the market gains additional clarity regarding China tariffs. Thus far in the early portion of third quarter of fiscal 2019 we are seeing some recovery on these relevant fronts.

For the three months ended February 28, 2019, sales decreased by $5,484,163 to $7,857,175 from $13,341,338. This represents a decrease of 41%.

Sales at JCC were $6,459,228 for the three months ended February 28, 2019 compared to sales of $11,338,772 for the three months ended February 28, 2018. This represents a decrease of $4,879,544, or 43%. The lower level of sales in the current quarter were attributable to unseasonably cold and wet weather across most of the United States, which resulted in retailers delaying their purchases of outdoor lawn, garden and patio products for the Spring and Summer season. The quarter over quarter sales were also distorted by much higher sales of cedar fencing in the year-ago period which were shipped to areas of the Gulf Coast affected by severe storms which were not duplicated in the current quarter.  Operating loss for the current quarter was ($159,730) compared to operating income of $548,910 for the quarter ended February 28, 2018. The operating margins in the current quarter was negatively affected by the clearance of older, higher-cost wood inventory in order to make way for new products.  The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood were relatively flat at $851,130 for the three months ended February 28, 2019 compared to sales of $852,921 for the three months ended February 28, 2018. While Greenwood continues to increase its direct sales to end users, the overall demand for product in the second quarter was not as significant as start up demand in second quarter 2018, thus there was a slight increase in the loss from the segment. For the three months ended February 28, 2019, Greenwood had an operating loss of ($7,109) compared to an operating loss of ($4,423) for the three months ended February 28, 2018.

Sales at JCSC were $332,570 compared to sales of $924,867 for the three months ended February 28, 2018, which was a decrease of $592,297, or 64%. Persistent wet weather, particularly in the Midwest and Southeast United States during late season 2018 and early season 2019 has caused significant impacts for multiple industries, including our own clover seed sales. Late season weather did not allow clover cover crops to be planted which increased the inventories of end users. Early season cold and wet weather has decreased end users’ ability to get back into their fields to plant cover crops prior to primary plantings. Operating loss at JCSC for the quarter was ($71,227) compared to operating income of $27,033 for the quarter ended February 28, 2018.

Sales at MSI were $214,247 for the three months ended February 28, 2019 compared to sales of $224,778 for the three months ended February 28, 2018, which was a decrease of $10,531, or 5%.  Conditions in this segment remain challenging due to increased competition. For the quarter ended February 28, 2018, MSI had an operating loss of ($15,623) compared to a loss of ($14,399) for the quarter ended February 28, 2018.

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 28, 2019, JC USA had operating income of $425,863 compared to operating income of $169,446 for the quarter ended February 28, 2018. The increase is due to higher rental and administrative fees charged to its subsidiaries related to higher inventory levels during the period. Thus, while statements reflect higher fee income associated with rent, interest and administration, these are non-cash transactions that are eliminated and do not contribute to profit or loss.

Gross margin for the three months ended February 28, 2019 was 22.4% compared to 19.8% for the three months ended February 28, 2018. Margins in the prior year’s quarter were negatively affected by the product mix as much of the increase in sales in that quarter were attributable to wood products which have a lower overall margin than metal products.

Operating expenses decreased by $211,899 to $1,703,663 from $1,915,562 for the three months ended February 28, 2018. Selling, General and Administrative Expenses declined to $405,888 from $616,074 which is consistent with the lower level of sales. Wages and Employee Benefits increased by $75,631 to $1,252,374 from $1,176,743. Depreciation and Amortization decreased to $45,401 from $122,745. The Company conducts a periodic review of its patents and determined that two of its patents had expired in the year-ago quarter. The Company immediately amortized the remaining book value of the patents and derecognized the assets. Other items in the current quarter ended February 28, 2019 included gain on the sale of property, plant and equipment of $105,365 as the Company sold its Manning, Oregon property. Interest and other income was $9,184. During the quarter ended February 28, 2018, interest and other income was $5,793 and gain on sale of property, plant and equipment was $530.

Income tax expense for the three month period ended February 28, 2019 was $52,545 compared to $218,269 for the quarter ended February 28, 2018. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net income for the quarter ended February 28, 2019 was $119,629, or $0.03 per basic and diluted share, compared to net income of $508,298, or $0.11 per basic and diluted share, for the quarter ended February 28, 2018.

Six Months Ended February 28, 2019 and February 28, 2018

For all consolidated entities, total sales for the six months ended February 28, 2019 decreased by $5,832,033, or 26%, to $16,923,275 from sales of $22,755,308 recorded in the six month period ended February 28, 2018.

Sales at JCC were $13,452,656 for the six months ended February 28, 2019 compared to sales of $19,323,517 for the six months ended February 28, 2018, which was a decrease of $5,870,861, or 30%. A significant portion of the decrease in sales is attributable to lower sales of specialty lumber, which was higher in the previous year’s 2nd quarter due to demand from areas in the Southern US that were damaged by tropical storms which did not occur in the current six month period. The Company also experienced lower demand for metal products in the current period as retailers stocked up on extra inventory last year ahead of the announced tariffs on Chinese made products, and many are still selling through their pre-tariff inventories. The new 10% tariffs on the importation of a number of products manufactured in China into the United States became effective during the current six-month period. The tariffs have caused uncertainly in the marketplace, and initially have had a somewhat negative effect on the sales of the Company’s affected products. The Company has begun to implement some price increases to mitigate the new tariffs where possible. Wetter and colder than normal weather across much of the United States in calendar 2019 has led to a slow start to the usual Spring and Summer sales season and delayed anticipated purchases of lawn, garden and patio products by the Company’s customers. The sales for the period ended February 28, 2018 were negatively affected by the voluntary recall of a specific product which was sold to a single retail store customer. The actions taken by the Company included a recall of units sold and a permanent withdrawal from sale of all remaining unsold units. Operating income at JCC for the current six month period was $14,092 compared to income of $849,782 for the six months ended February 28, 2018. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,962,818 for the six months ended February 28, 2019 compared to sales of $1,515,375 for the six months ended February 28, 2018, an increase of $447,443, or 30%. Overall, demand for Greenwood’s industrial wood products remains weak, but management’s efforts to focus on the most in demand products directly to end users have improved this segment’s margins. For the six months ended February 28, 2019, Greenwood had operating income of $26,487 compared to an operating loss of ($47,183) for the six months ended February 28, 2018.

Sales at JCSC for the six months ended February 28, 2019 were $1,089,480 compared to sales of $1,393,443 for the six months ended February 28, 2018. This represents a decrease of $303,963, or 22%. Supplies of clover seed in the United States were lower than normal, which resulted in higher sales for the Company during the first quarter of fiscal 2019 which did not carry through into the second quarter due to the prolonged wet weather throughout much of the United States. Operating loss for the six months ended February 28, 2019 was ($60,794) compared to operating income of $90,495 for the six months ended February 28, 2018.

Sales at MSI for the six months ended February 28, 2019 was $418,322 compared to sales of $522,973 for the six months ended February 28, 2018. This represents a decrease of $104,651, or 20%. Conditions in the sector remain difficult due to higher competition. Management continues to review this business unit, products, sales channels and market differentiation.

Such review may result in additional write-offs and adjustments to the business during the remainder of fiscal 2019. For the six months ended February 28, 2019 MSI had an operating loss of ($19,361) compared to an operating loss of ($3,778) for the six months ended February 28, 2018.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $707,910 for the six months ended February 28, 2019 compared to operating income of $382,691 for the six months ended February 28, 2018. The increase is due to higher rental and administrative fees charged to its subsidiaries related to higher inventory levels. The results of JC USA are eliminated on consolidation.

Gross margin for the six month period ended February 28, 2019 was 24.0% compared to 21.2% for the six months ended February 28, 2018. The higher margin in the current period was primarily due to higher sales of metal products, while sales in the prior six months included significant amounts of lower margin specialty lumber.

Operating expenses for the six months ended February 28, 2019 were largely unchanged at $3,533,740 compared to $3,532,008 for the six month period ended February 28, 2018. Selling, General and Administrative Expenses decreased to $962,036 from $1,061,951. Wages and Employee Benefits increased to $2,475,433 from $2,274,647. Depreciation and Amortization fell to $96,271 from $195,410 as a review of the Company’s patent portfolio in the six months ended February 28, 2018 determined that two patents had expired and their remaining value was immediately amortized and the assets were derecognized.

Other items in the current six month period ended February 28, 2019 included gain on sale of property, plant and equipment of $105,365 from the sale of the Manning property, and interest and other income of $26,335. During the six months ended February 28, 2018 included interest and other income of $8,483 and loss on sale of property, plant and equipment of ($27,022).

Income tax expense for the six months ended February 28, 2019 was $199,011 compared to $441,276 for the six months ended February 28, 2018. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 28, 2019 was $469,323, or $0.11 per basic and diluted share, compared to net income of $830,731, or $0.19 per basic and diluted share, for the six months ended February 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2019, the Company had working capital of $18,172,045 compared to working capital of $18,346,414 as of August 31, 2018, a decrease of $174,369.  The Company’s strong working capital position is a demonstration of our core strengths. Cash totaled $3,706,604, a decrease of $2,390,859. Inventory rose to $11,705,607 from $9,803,197 largely due to the company’s need to attempt to protect themselves and their customers from the impacts of tariffs. Accounts receivable fell to $3,197,120 from $4,152,492 due to the continued uncertainty of the impacts of tariffs and customer’s increased stocking levels and unseasonably harsh winter conditions throughout the US that caused both logistic as well as community impacts. Prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $218,265. Accounts payable declined by $8,419 and accrued liabilities fell by $850,449.

During the second quarter of fiscal 2019 ended February 28, 2019, the Company sold its Manning property and buildings to an arms-length party that had a contiguous business and will use the property for their expansion. The Manning property was originally acquired as an investment and the property is not in close proximity to any of the Company’s current business operations. Once purchased, the company had leased it to a third party. Proceeds from the sale totaled $324,674, which represents a gain of $105,365 over the property’s original purchase price net closing costs. This one piece of property was not a significant part of the total land valuation as outlined in Note 4. Management believes there is significant value in the Company’s real estate, as the 2018 Market Value Tax Opinion from Washington County (excluding the Manning property) was $6,804,940 compared to the book value as of February 28, 2019 of $2,364,368. Management has no current plans to dispose of any of the remaining properties as they contain the Company’s ongoing operations.

The company continues to develop products that complement their presence in multiple product and sales channels. The company debuted a new patented steel fence post, LIFETIME POST™ at the National FenceTech show in early March. The product was very well received and continues to position the company firmly in the fencing market. The product was specifically designed to complement Jewett Cameron’s already long running, successful Adjust-A-Gate™ products, thus building a stronger branding in this market segment.

While results to date have been disappointing for European sales, the company continues to build its European presence with representation in multiple countries targeting both pet and fencing products, both in brick and mortar as well as eCommerce segments. Products are well received at industry shows but the strength of the US dollar has had significant impact regarding competitive positioning in multiple markets.

As of February 28, 2019, accounts receivable and inventory represented 77% of current assets and 67% of total assets. For the three months ended February 28, 2019, the accounts receivable collection period, or DSO, was 37 compared to 41 for the three months ended February 28, 2018. For the six month period ended February 28, 2019, the DSO was 34 compared to 48 for the six months ended February 28, 2018. Inventory turnover for the three months ended February 28, 2019 was 167 days compared to 77 days for the three months ended February 28, 2018. For the six months ended February 28, 2019, inventory turnover was 151 days compared to 91 days for the six months ended February 28, 2018.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of February 28, 2019, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of February 28, 2019, the one month LIBOR rate plus 175 basis points was 4.23% (2.48% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the six month period ended February 28, 2019 and the fiscal year ended August 31, 2018, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

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

On February 7, 2019, the Board of Directors approved a new share repurchase plan to purchase up to 250,000 common shares under similar terms as the June 6, 2018 Plan. The new plan commenced on February 18, 2019 and will remain in place until August 31, 2019 but may be limited or terminated at any time without prior notice.

The following table details the Company’s repurchase of its common shares during the second quarter of fiscal 2019 ended February 28, 2019.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

December	-	-	-	-

January	-	-	-	-

February	8,450	$7.57	8,450	241,550

Total*	8,450	$7.57	8,450	241,550

*Subsequent to the end of the six month period ended February 28, 2019 through April 11, 2019, the Company has repurchased an additional 180,950 common shares at a total cost was $1,587,777, which is an average price of $8.77 per share

Business Risks

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,060 shares for the six months ended February 28, 2019. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 28, 2019, our top ten customers represented 74% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

We have a line of credit with U.S. Bank in the amount of $3,000,000 of which $3,000,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2019. However, the Company is exposed to interest rate risk.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 15, 2019	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

