Form 10-Q
period 2019-05-31
JEWETT CAMERON TRADING CO LTD
filed 2019-07-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31. 2019

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER  000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,979,096 common shares as of July 15, 2019.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2019

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2019	August 31, 2018

ASSETS

Current assets
Cash and cash equivalents	$3,437,995	$6,097,463
Accounts receivable, net of allowance of $Nil (August 31, 2018 - $Nil)	7,125,024	4,152,492
Inventory, net of allowance of $67,276 (August 31, 2018 - $75,336) (note 3)	8,629,973	9,803,197
Note receivable	1,597	4,000
Prepaid expenses	325,983	347,251
Prepaid income taxes	180,285	114,310

Total current assets	19,700,857	20,518,713

Property, plant and equipment, net (note 4)	2,751,058	3,105,260

Intangible assets, net (note 5)	3,183	3,590

Total assets	$22,455,098	$23,627,563

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2019	August 31, 2018

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$643,340	$377,092
Accrued liabilities	1,446,811	1,795,207

Total current liabilities	2,090,151	2,172,299

Deferred tax liability (note 6)	85,850	81,853

Total liabilities	2,176,001	2,254,152

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
4,015,396 common shares (August 31, 2018 – 4,314,659)	947,310	1,017,908
Additional paid-in capital	600,804	600,804
Retained earnings	18,730,983	19,754,699

Total stockholders’ equity	20,279,097	21,373,411

Total liabilities and stockholders’ equity	$22,455,098	$23,627,563

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2019	2018	2019	2018

SALES	$16,692,241	$19,934,709	$33,615,516	$42,690,017

COST OF SALES	13,054,487	15,944,995	25,907,388	33,877,749

GROSS PROFIT	3,637,754	3,989,714	7,708,128	8,812,268

OPERATING EXPENSES
Selling, general and administrative expenses	759,708	596,830	1,721,743	1,658,781
Depreciation and amortization	47,141	71,560	143,413	266,970
Wages and employee benefits	1,324,267	1,312,479	3,799,700	3,587,126

	(2,131,116)	(1,980,869)	(5,664,856)	(5,512,877)

Income from operations	1,506,638	2,008,845	2,043,272	3,299,391

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	-	-	105,366	(27,022)
Interest and other income	7,033	8,156	33,368	16,639
	7,033	8,156	138,734	(10,383)

Income before income taxes	1,513,671	2,017,001	2,182,006	3,289,008

Income tax expense	(415,461)	(627,792)	(614,472)	(1,069,068)

Net income	$1,098,210	$1,389,209	$1,567,534	$2,219,940

Basic earnings per common share	$0.27	$0.31	$0.36	$0.50

Diluted earnings per common share	$0.27	$0.31	$0.36	$0.50

Weighted average number of common shares outstanding:
Basic	4,022,587	4,468,988	4,318,128	4,468,988
Diluted	4,022,587	4,468,988	4,318,128	4,468,988

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2017	4,468,988	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Net income	-	-	-	2,219,940	2,219,940

May 31, 2018	4,468,988	$ 1,054,316	$ 600,804	$ 20,289,191	$ 21,944,311

Shares repurchased and cancelled (note 9)	(154,329)	(36,408)	-	(1,235,191)	(1,271,599)
Net income	-	-	-	700,699	700,699

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 9)	(299,263)	(70,598)	-	(2,591,250)	(2,661,848)
Net income	-	-	-	1,567,534	1,567,534

May 31, 2019	4,015,396	$ 947,310	$ 600,804	$ 18,730,983	$ 20,279,097

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,567,534	$2,219,940
Items not involving an outlay of cash:
Depreciation and amortization	143,413	266,970
(Gain) loss on sale of property, plant and equipment	(105,366)	27,022
Deferred income tax expense	3,997	41,435

Changes in non-cash working capital items:
(Increase) in accounts receivable	(2,972,532)	(3,527,471)
Decrease in inventory	1,173,224	1,094,535
Decrease (increase) in prepaid expenses	21,268	(180,143)
(Increase) in prepaid income taxes	(65,975)	(114,413)
(Decrease) increase in accounts payable and accrued liabilities	(82,148)	609,313

Net cash (used in) provided by operating activities	(316,585)	437,188

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,112)	(99,437)
Proceeds from sale of property, plant and equipment	327,077	1,000

Net cash provided by (used in) investing activities	318,965	(98,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(2,661,848)	-

Net (decrease) increase in cash	(2,659,468)	338,751

Cash, beginning of period	6,097,463	5,912,250

Cash, end of period	$3,437,995	$6,251,001

Supplemental disclosure with respect to cash flows (note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying Consolidated Financial Statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2019 and August 31, 2018 and its results of operations and cash flows for the three month and nine month periods ended May 31, 2019 and 2018 in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”). Operating results for the three and nine month periods ended May 31, 2019 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2019.

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

May 31, 2019

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

Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2019, cash and cash equivalents was $3,437,995 compared to $6,097,463 at August 31, 2018.

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

May 31, 2019

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and nine month periods ended May 31, 2019 and 2018 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,

	2019	2018	2019	2018

Net income	$1,098,210	$1,389,209	$1,567,534	$2,219,940

Basic weighted average number of common shares outstanding	4,022,587	4,468,988	4,318,128	4,468,988

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	4,022,587	4,468,988	4,318,128	4,468,988

Comprehensive income

The Company has no items of other comprehensive income in any period presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options or restricted shares were granted during the nine month period ended May 31, 2019, and there were no options or restricted shares outstanding on May 31, 2019.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of May 31, 2019 and August 31, 2018 follows:

	May 31, 2019		August 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,437,995	$3,437,995	$6,097,463	$6,097,463
Accounts receivable, net of allowance	7,125,024	7,125,024	4,152,492	4,152,492
Accounts payable and accrued liabilities	2,090,151	2,090,151	2,172,299	2,172,299

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,437,995	$3,437,995	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

May 31, 2019

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2019	August 31, 2018

Wood products and metal products	$7,937,329	$9,189,772
Industrial tools	378,974	378,163
Agricultural seed products	313,670	235,262

	$8,629,973	$9,803,197

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2019	August 31, 2018

Office equipment	$478,419	$473,702
Warehouse equipment	1,248,532	1,313,714
Buildings	4,072,741	4,090,527
Land	559,065	761,924
	6,358,757	6,639,867

Accumulated depreciation	(3,607,699)	(3,534,607)

Net book value	$2,751,058	$3,105,260

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

During the nine months ended May 31, 2019, the Company sold its non-core Manning property and buildings in an arms-length transaction. The Manning property was originally acquired as an investment and had been leased to a third-party. Proceeds from the sale totaled $324,674, which is a gain of $105,365.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2019	August 31, 2018
Trademarks, trade names and other	$43,655	$43,655

Accumulated amortization	(40,472)	(40,065)

Net book value	$3,183	$3,590

During the year ended August 31, 2018, the Company wrote off the remaining capitalized costs of $43,635 as a result of two patents expiring.

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2019 of $85,850 (August 31, 2018 - $81,853) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s $3,000,000 line of credit as of May 31, 2019 or August 31, 2018.

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

May 31, 2019

(Unaudited)

9.

CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 3rd quarter of fiscal 2019 ended May 31, 2019, the Company repurchased a total of 195,142 shares under a 10b-18 share repurchase plan originally announced on February 7, 2019. The total cost was $1,704,543 at an average share price of $8.73 per share. The premium paid to acquire those shares over their per share book value in the amount of $1,658,509 was recorded as a decrease to retained earnings.

During the 2nd quarter of fiscal 2019 ended February 28, 2019, the Company repurchased a total of 8,450 shares under the February 2019 10b-18 share repurchase plan. The total cost was $63,929 at an average share price of $7.57 per share. The premium paid to acquire those shares over their per share book value in the amount of $61,936 was recorded as a decrease to retained earnings.

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

SHARE-BASED INCENTIVE PLANS

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

The Company had no stock options outstanding as of May 31, 2019 and August 31, 2018.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

10.

SHARE-BASED INCENTIVE PLANS (cont’d…)

Restricted Share Plan

The Company has a Restricted Share Plan (the “Plan”) as approved by shareholders on February 8, 2019. The Plan allows the Company to grant, from time to time, restricted shares as compensation to directors, officers, employees and consultants of the Company. The Restricted Shares are subject to restrictions, including the period under which the shares will be restricted (the “Restricted Period”) and subject to forfeiture which is determined by the Board at the time of the grant. The recipient of Restricted Shares is entitled to all of the rights of a shareholder, including the right to vote such shares and the right to receive any dividends, except that the shares granted under the Plan are nontransferable during the Restricted Period.

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of May 31, 2019, the maximum number of shares available to be issued under the Plan was 40,153.

As of May 31, 2019 and August 31, 2018, there were no Restricted Shares outstanding. However, the Company has agreed to issue Restricted Shares under the Plan to the Company’s CEO as a portion of his earned fiscal 2018 bonus as approved by the Board. The value of this award is $28,055, which is expected to be satisfied through the issuance of Restricted Shares during the fourth quarter of fiscal 2019. The number of shares to be issued under the Plan to satisfy the award will be computed based upon the closing price of the stock on the day of the grant.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrolment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the nine months ended May 31, 2019 and 2018 the 401(k) compensation expense was $227,379 and $269,594, respectively.

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

Following is a summary of segmented information for the nine month periods ended May 31, 2019 and 2018:

	2019	2018

Sales to unaffiliated customers:
Industrial wood products	$2,993,653	$2,510,763
Lawn, garden, pet and other	28,435,820	37,514,801
Seed processing and sales	1,551,427	1,911,588
Industrial tools and clamps	634,616	752,865
	$33,615,516	$42,690,017

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

	2019	2018

Income (loss) before income taxes:
Industrial wood products	$53,624	$(30,241)
Lawn, garden, pet and other	1,300,444	2,556,910
Seed processing and sales	(121,164)	84,474
Industrial tools and clamps	(20,604)	(9,833)
Corporate and administrative	969,706	687,698
	$2,182,006	$3,289,008

Identifiable assets:
Industrial wood products	$1,149,255	$684,944
Lawn, garden, pet and other	13,703,422	13,977,679
Seed processing and sales	469,466	376,440
Industrial tools and clamps	450,888	460,438
Corporate and administrative	6,682,067	9,552,222
	$22,455,098	$25,051,723

Depreciation and amortization:
Industrial wood products	$-	$193
Lawn, garden, pet and other	16,585	58,108
Seed processing and sales	6,134	5,751
Industrial tools and clamps	367	848
Corporate and administrative	120,327	202,070
	$143,413	$266,970

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	18,547
Industrial tools and clamps	-	-
Corporate and administrative	8,112	80,890
	$8,112	$99,437

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2019 and 2018:

	2019	2018

Sales	$15,042,055	$23,678,847

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

12.

SEGMENT INFORMATION (cont’d…)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2019 and 2018:

	2019	2018

United States	$32,343,957	$41,148,757
Canada	979,510	1,139,399
Mexico / Latin America / Caribbean	176,858	192,539
Middle East	-	12,209
Europe	36,138	27,095
Asia/Pacific	79,053	170,018

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2019 and 2018.

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

At May 31, 2019, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 66%. At May 31, 2018, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 53%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2019, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $14,139,344. For the nine months ended May 31, 2018, there were three suppliers that each accounted for 10% of total purchases, and the aggregate purchases amounted to $21,281,697.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31 are summarized as follows:

	2019	2018

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$676,000	$1,184,983

There were no non-cash investing or financing activities during the periods presented.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2019

(Unaudited)

15.

SUBSEQUENT EVENTS

Subsequent to the end of the period, the Company repurchased an additional 36,300 common shares pursuant to the share repurchase plan announced on February 7, 2019. The total cost was $308,137 at an average price of $8.49 per share.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2019 and August 31, 2018 and its results of operations and cash flows for the three and nine month periods ended May 31, 2019 and May 31, 2018 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2019 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2019.

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products are primarily fencing, while metal products include pet enclosures and kennels, proprietary gate support systems, perimeter fencing, greenhouses, canopies and umbrellas. Examples of the Company’s brands include Lucky Dog, Animal House and AKC (used under license from the American Kennel Club) for pet enclosures and kennels; Adjust-A-Gate, Fit-Right, Perimeter Patrol, and LIFETIME POST for gates and fencing; Early Start, Spring Gardner, and Weatherguard for greenhouses; and TrueShade for patio umbrellas, furniture covers and canopies.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers and other retailers.

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

Tariffs

The Company’s metal products are manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) has now instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 10, 2019. A number of the Company’s products manufactured in China are now subject to these new duties of 25% when imported into the United States.

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

RESULTS OF OPERATIONS

Many of the external factors which negatively affected the Company during the second quarter continued into the third quarter. The extremely wet weather present across much of North America extended deep into the third quarter, which delayed purchases of outdoor merchandise. The US tariffs on certain Chinese manufactured goods increased from 10% to 25% during the quarter, which included a number of the Company’s products. However, the Company’s strong working capital position and accelerated purchases of pre-tariff inventory has been important in helping mitigate these impacts. Dryer and warmer weather across the United States is now signaling the start of the delayed summer outdoor season, and both the wholesale and retail markets are beginning to adjust to the realities of the new tariffs and its effect on end prices.

The Company continues to develop products that complement their presence in multiple product and sales channels. The company debuted a new patented steel fence post, LIFETIME POST™ at the National FenceTech show in early March. The product was very well received and continues to position the company firmly in the fencing market. The product was specifically designed to complement Jewett Cameron’s already long running, successful Adjust-A-Gate™ products, thus building a stronger branding in this market segment. Shipments of this product to major retailers, new distributors and users are now underway.

During the third quarter, the Company suffered the loss of its Chairman of the Board, Donald Boone, who passed away on May 9th, 2019. Mr. Boone was co-founder of the Company and served as President, CEO and as a Director from 1984 to 2017. As Chairman, Mr. Boone oversaw the successful transition and integration of experienced new management and Directors in order to strengthen the Company and continue its success well into the future. These changes included the addition of Charles Hopewell as the new President and CEO in 2017, and several accomplished Directors added to the Board. In place of Mr. Boone, the Company named Michael Nasser, the other co-founder of the Company and current Corporate Secretary, to the Board of Directors and approved Mr. Hopewell as the new Chairman. The entire Company will continue to operate with the same core principles and commitment of service to its customers, suppliers, employees and shareholders that Mr. Boone established.

Management continues to add personnel to support new marketing and sales initiatives. A new Chief Revenue Officer has recently been hired. Mike Ulwelling will focus on integrating marketing strategy and sales, including the introduction of new products, opening new sales channels, and expanding international sales. The Company has also begun to implement new inventory management and distribution software designed to improve product management and shipping procedures and allow the Company to better scale these processes now and in the future as the Company grows with new products and customers.

Management and the Board have begun a strategic review of the Company’s secondary business operations and assets. The Company is focusing on expanding its product lines and international sales opportunities in the lawn, garden and pet segments. The industrial tools and seed segments have seen stagnant growth for several years due to increased competition in these markets and a general shift in wholesale buying patterns. This strategic review could result in significant changes to these operations, which may include the repositioning, repurposing, or outright sale of certain assets in these two segments. During the second quarter of fiscal 2019, the Company sold its Manning property and buildings to an arms-length party that had a contiguous business and will use the property for their expansion. The Manning property was originally acquired as an investment and the property was not in close proximity to any of the Company’s current business operations. Once purchased, the company had leased it to a third party. Proceeds from the sale totaled $324,674, which represents a gain of $105,365 over the property’s original purchase price net closing costs. This one piece of property was not a significant part of the total land valuation as outlined in Note 4. Management believes there is significant value in the Company’s real estate, as the 2018 Market Value Tax Opinion from Washington County (excluding the Manning property) was $6,804,940 compared to the book value as of May 31, 2019 of $2,520,366.

During the third period, 195,142 additional common shares were repurchased and cancelled under the current share repurchase plan announced on February 7, 2019. The Company’s cash position remains strong, totaling $3,437,995 as of May 31st. The current repurchase plan is scheduled to run through August 31, 2019. The Board may consider utilizing a portion of the Company’s cash position to repurchase additional shares under new plans in the future.

Three Months Ended May 31, 2019 and May 31, 2018

For the three months ended May 31, 2019, sales totaled $16,692,241 compared to sales of $19,934,709 for the three months ended May 31, 2018, which was a decrease of $3,242,468, or 16%.

Sales at JCC were $14,983,164 for the three months ended May 31, 2019 compared to sales of $18,191,284 for the three months ended May 31, 2018. This represents a decrease of $3,208,120, or 18%. Sales during the current quarter continued to be negatively affected by the unseasonably cold and wet weather prevailing across most of the United States, which resulted in retailers delaying their purchases of outdoor lawn, garden and patio products for the season. The quarter over quarter sales were also distorted by much higher sales of cedar fencing in the year-ago period which were shipped to areas of the Gulf Coast affected by severe storms which were not duplicated in the current quarter. Operating income for the current quarter was $1,286,352 compared to income of $1,707,128 for the quarter ended May 31, 2018.

Sales at Greenwood were $1,030,836 for the three months ended May 31, 2019 compared to sales of $995,388 for the three months ended May 31, 2018, which was an increase of $35,448, or 4%. Demand for Greenwood’s products has begun to increase, and continuing to move sales direct to end users has improved Greenwood’s margins. For the three months ended May 31, 2019, Greenwood had operating income of $27,136 compared to operating income of $16,942 for the three months ended May 31, 2018.

Sales at JCSC were $461,947 for the three months ended May 31, 2019 compared to sales of $518,146 for the three months ended May 31, 2018. This is a decrease of $56,199, or 11%. Sales in the current year’s quarter were negatively affected by the very late arrival of Spring weather in many agricultural areas of the United States which delayed or curtailed planting schedules. Farmers primarily purchase the Company’s clover seed for use as cover crops which was significantly affected by the poor weather. For the quarter ended May 31, 2019, JCSC had an operating loss of ($60,370) compared to an operating loss of ($6,020) in the quarter ended May 31, 2018.

Sales at MSI for the three months ended May 31, 2019 were $216,294 compared to sales of $229,891 for the three months ended May 31, 2018, which was a decline of $13,597, or 6%. Conditions in this segment remain challenging due to increased competition. MSI had an operating loss of ($1,244) compared to an operating loss of ($6,055) for the three month period ended May 31, 2018.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2019, JC USA had operating income of $281,017 compared to operating income of $305,006 for the quarter ended May 31, 2018. The decrease is due to decreased rental and administrative fees charged to its subsidiaries related to lower inventory levels during the period. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended May 31, 2019 was 21.8% compared to 20.0% for the three months ended May 31, 2018. Margins in the current quarter improved due to the Company’s stocking of additional pre-tariff inventory from its Chinese suppliers.

Operating expenses increased by $150,247 to $2,131,116 from $1,980,869 for the three months ended May 31, 2018. Selling, General and Administrative rose to $759,708 from $596,830 as the Company has been increasing its marketing efforts, including the planned introduction of new products. Wages and Employee Benefits rose slightly to $1,324,267 from $1,312,479, and Depreciation fell to $47,141 from $71,560. Interest and Other Income was $7,033 compared to $8,156 for the year-ago quarter.

Income tax expense for the three months ended May 31, 2019 was $415,461 compared to $627,792 for the three month period ended May 31, 2018. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect, and the decrease in taxes is consistent with the income for the current quarter.

Net income for the quarter ended May 31, 2019 was $1,098,210, or $0.27 per basic and diluted share, compared to $1,389,209, or $0.31 per basic and diluted share, for the quarter ended May 31, 2018 after adjustment for the 2-for-1 stock split effective May 28, 2018.

Nine Months Ended May 31, 2019 and May 31, 2018

For the nine months ended May 31, 2019, sales totaled $33,615,516 compared to sales of $42,690,017 for the nine months ended May 31, 2018. This represents a decrease of $9,074,501, or 21%.

Sales at JCC were $28,435,820 for the nine months ended May 31, 2019 compared to sales of $37,514,801 for the nine months ended May 31, 2018, which was a decrease of $9,078,981, or 24%. A significant portion of the decrease in sales is attributable to lower sales of specialty lumber, which was higher in the previous year’s period due to demand from areas in the Southern US that were damaged by tropical storms which did not occur in the current nine-month period. The Company also experienced lower demand for metal products during the current period as retailers stocked up on extra inventory last year ahead of the announced tariffs on Chinese made products. The new tariffs on the importation of a number of products manufactured in China into the United States became effective at a 10% rate, and then rose to a 25% rate, during the current nine-month period. The tariffs have caused uncertainly in the marketplace and had a negative effect on the sales of the Company’s affected products. The Company has implemented some price increases to mitigate the new tariffs where possible, and recent sales of affected metal products have begun to improve as retailers have sold through their stockpiles of pre-tariff inventory. Wetter and colder than normal weather across much of the United States in calendar 2019 also led to a slow start to the usual Spring and Summer sales season and delayed anticipated purchases of lawn, garden and patio products by the Company’s customers during the second and third quarters of the current year. Operating income at JCC was $1,300,444 for the nine months ended May 31, 2019 compared to operating income of $2,556,910 for the nine months ended May 31, 2018, which was a decrease of $1,256,466, or 49%. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $2,993,653 for the nine months ended May 31, 2019 compared to sales of $2,510,763 for the nine months ended May 31, 2018. This represents an increase of $482,890, or 19%. Management’s efforts to broaden its customer base, including adding new customers in the transportation market, and to focus on the most in demand products with sales directly to end users, have improved revenue and margins. For the nine months ended May 31, 2019, Greenwood had operating income of $53,624 compared to an operating loss of ($30,241) for the nine months ended May 31, 2018.

Sales at JCSC for the nine months ended May 31, 2019 were $1,551,427, which was a decrease of $360,161, or 19%, from sales of $1,911,588 for the nine months ended May 31, 2018. Demand for clover seed, the Company’s largest product, in the United States was significantly impacted due to the prolonged wet weather in important agricultural regions. Many farmers either delayed, or entirely eliminated, their usual planting of clover as a cover crop in 2019 due to the delayed Spring. For the nine-month period ended May 31, 2019, JCSC had an operating loss of ($121,164) compared to operating income of $84,474 for the nine months ended May 31, 2018.

Sales at MSI were $634,616 for the nine months ended May 31, 2019 compared to sales of $752,865 for the nine months ended May 31, 2018, which was a decrease of $118,249, or 16%. Conditions in the sector remain difficult due to higher competition. Management continues to review this business unit, products, sales channels and market differentiation. This review may result in additional write-offs and adjustments to the business during the remainder of fiscal 2019. For the nine months ended May 31, 2019, MSI had an operating loss of ($20,604) compared to an operating loss of ($9,833) for the nine months ended May 31, 2018.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $1,027,455 for the nine months ended May 31, 2019 compared to operating income of $687,698 for the nine months ended May 31, 2018. The increase is due to higher rental and administrative fees charged to its subsidiaries related to inventory levels. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2019 was 22.9% compared to 20.6% for the nine months ended May 31, 2018. The higher margin in the current period was primarily due to sales from inventory of metal products acquired prior to the implementation of tariffs on Chinese products.

Operating expenses rose by $151,979 to $5,664,856 from operating expenses of $5,512,877 in the nine month period ended May 31, 2018. Selling, general and administrative expenses increased to $1,721,743 from $1,658,781, an increase of $62,962. Wages and employee benefits increased to $3,799,700 from $3,587,126, with the increase of $212,574 due to the higher costs of casual and contract labor incurred in the current tight labor market. The Company has also begun to add additional personal to support the increased focused on sales and marketing. Depreciation and amortization declined to $143,413 from to $266,970. During the nine-month period ended May 31, 2018, the Company conducted a periodic review of its patents and determined that two of its patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the assets.

Other items in the current nine-month period ended May 31, 2019 was gain on sale of property, plant and equipment of $105,366 which was primarily due to the sale of the Manning property. Interest and other income totaled $33,368. Other items in the nine-months ended May 31, 2018 were loss on the sale of property, plant and equipment of ($27,022) and interest and other income of $16,639.

Income tax expense in the current nine month period was $614,472 compared to $1,069,068 for the nine months ended May 31, 2018. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2019 was $1,567,534, or $0.36 per basic and diluted share, compared to net income for the nine month ended May 31, 2018 of $2,219,940, or $0.50 per basic and diluted share, after adjustment for the 2-for-1 stock split effective May 28, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2019, the Company had working capital of $17,610,706 compared to working capital of $18,346,414 as of August 31, 2018, a decrease of $735,708.  The Company’s strong working capital position is a demonstration of our core strengths. Cash and cash equivalents totaled $3,437,995, a decrease of $2,659,468. Inventory fell to $8,629,973 from $9,803,197. The amount of inventory was higher than normal as of August 31, 2018 due to the Company adding additional metal products to attempt to protect themselves and their customers from the impacts of tariffs on Chinese manufactured goods. Accounts receivable rose to $7,125,024 from $4,152,492 due to the higher seasonal sales recorded near the end of the current period. Prepaid expenses, which is largely related to down payments for future inventory purchases, declined by $21,268. Accounts payable rose by $266,248 and accrued liabilities declined by $348,396.

As of May 31, 2019, accounts receivable and inventory represented 80% of current assets and 70% of total assets. For the three months ended May 31, 2019, the accounts receivable collection period, or DSO, was 39 compared to 33 for the three months ended May 31, 2018. For the nine-month period ended May 31, 2019, the DSO was 58 compared to 45 for the nine months ended May 31, 2018. Inventory turnover for the three months ended May 31, 2018 was 72 days compared to 49 days for the three months ended May 31, 2018. For the nine months ended May 31, 2019, inventory turnover was 97 days compared to 67 days for the nine months ended May 31, 2018.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of May 31, 2019, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of May 31, 2019, the one month LIBOR rate plus 175 basis points was 4.20% (2.45% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares under formal repurchase plans in order to increase shareholder value.  During the nine-month period ended May 31, 2019 and the fiscal year ended August 31, 2018, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

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

During the second quarter of fiscal 2019 ended February 28, 2019, the Company repurchased 8,450 shares at an average price of $7.57. During the third quarter ended May 31, 2019, the Company repurchased 195,142 common shares. The total cost was $1,704,543 at an average share price of $8.73 per share.

The following table details the Company’s repurchase of its common shares during the third quarter of fiscal 2019 ended May 31, 2019.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

March	133,912	$8.64	142,362	107,638

April	48,969	$9.11	191,331	58,669

May	12,261	$8.31	203,592	46,408

Total*	195,142	$8.73	203,592	46,408

*Subsequent to the end of the nine-month period ended May 31, 2019 through July 12, 2019, the Company has repurchased an additional 36,300 common shares at a total cost of $308,137, which is an average price of $8.49 per share

Business Risks

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was approximately 5,800 shares for the nine months ended May 31, 2019. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2019, our top ten customers represented 77% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2019. However, the Company is exposed to interest rate risk.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 15, 2019	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

