Form 10-K
period 2019-08-31
JEWETT CAMERON TRADING CO LTD
filed 2019-11-13
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller Reporting Company  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2019 = $18,705,499

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 13, 2019:  3,971,282

- 2 -

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2019

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

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (“Greenwood”).  Greenwood is a processor and distributor of industrial wood products.  A major product category is treated plywood that is sold to the transportation industry.

The lawn, garden, pet and other segment reflects the business of the newly incorporated Jewett-Cameron Company (“JCC”). JCC is a wholesaler of wood products and a manufacturer and distributor of specialty metal products formerly conducted by JCLC. Wood products include fencing and landscape timbers, while metal products include dog kennels, proprietary gate support systems, perimeter fencing, and greenhouses.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers, eCommerce providers, and other retailers.

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

Total Company sales were approximately $45.4 million and $53.9 million during fiscal years ended August 31, 2019 and 2018, respectively.

The Company's principal office is located at 32275 NW Hillcrest Street, North Plains, Oregon; and the Company’s website address is www.jewettcameron.com.  Mail is not delivered to the street address. The Company’s primary mailing address is P.O. Box 1010, North Plains, OR 97133.  The Company’s phone number is (503) 647-0110, and the fax number is (503) 647-2272.

The Company files reports and other information with the Securities and Exchange Commission located at 100 F. Street NE, Washington, D.C. 20549.  Copies of these filings may be accessed through their website at www.sec.gov.  Reports are also filed under Canadian regulatory requirements on SEDAR, and these reports may be accessed at www.sedar.com.

The contact person for the Company is Charles Hopewell, President, Chief Executive Officer, Director, Board Chair, and Principal Financial Officer.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2019 and November 13, 2019, there were 3,971,282 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Corporate Development

Incorporated in 1953, JC USA operated as a small lumber wholesaler based in Portland, Oregon.  In September 1984, the original stockholders sold their interest in the corporation to a new group of investors.  Two members of that group remained active in the Company.  These individuals are Donald Boone, who passed away in May, 2019, and who was the previous Chairman and Director and the former President, Chief Executive Officer, Treasurer, and Principal Financial Officer, transitioning to strictly the Board Chair in 2017; and Michael Nasser, who remains active in the business and is both a Director and the Corporate Secretary.

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

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash. The property was sold in an arms-length transaction in the second quarter of fiscal 2019 for $325,000 cash.

In May 2019 Chairman and Co-Founder of the Company Donald M. Boone passed away. Mr. Boone served as President and CEO from 1984 until 2017 when he voluntarily retired from his officer positions and oversaw the addition and successful integration of new management and directors.

In September 2019 the Board of Directors decided to permanently close the Company’s MSI-Pro division. Recent efforts to drive further sales and margin growth were unsuccessful due to a lack of market differentiation and changing customer patterns. The remaining inventory will be liquidated, and the personnel will be moved into different positions with the Company.

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

JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes an office, a warehouse, and a paved yard.  This business is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products are primarily fencing, while metal products include an array of pet enclosures, kennels, and pet welfare and comfort products, proprietary gate support systems, perimeter fencing, greenhouses, canopies and umbrellas. Examples of the Company’s brands include Lucky Dog, Animal House and AKC (used under license from the American Kennel Club) for pet enclosures and kennels; Adjust-A-Gate, Fit-Right, Perimeter Patrol, and Lifetime Post for gates and fencing; Early Start, Spring Gardner, and Weatherguard for greenhouses; and TrueShade for patio umbrellas, furniture covers and canopies.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers, eCommerce partners, and other retailers.

The home improvement business is seasonal, with higher levels of sales occurring between February and August.  Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.

JCC has concentrated on building a customer base for lawn, garden, and pet related products.  Management believes this market is less sensitive to downturns in the U.S. economy than is the market for new home construction as its products serve both new and existing home and pet owners.

The wood products that JCC distributes are not unique and are available from multiple suppliers.  However, the metal products that JCC manufactures and distributes may be somewhat differentiated from similar products available from other suppliers. The company has been successful garnering key patents and trademarks on multiple products that assist their ability to continue to differentiate based on design and functionality.

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate and Fit-Right products, which are the gate support systems for wood, vinyl, chain link, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these and certain other products. During fiscal 2018, the Company applied for zero new patents (fiscal 2018 – 2), while 1 other patent was granted (fiscal 2018 – 3). One of the patents granted in 2018 was an update of the Adjust-a-Gate, which will extend the protection on the Adjust-a-Gate products for an additional 15 years. In addition to the patents, JCC also has two licensing agreements to market pet products.

Backlog orders are a factor in this business as customers may place firm priced orders for both wood and metal products for shipments to take place three to four months in the future.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Operations are co-located in the building utilized by JCC and MSI.

Historically, a major product category has been treated plywood that is sold to the transportation industry.  In February 2014, the Company sold its remaining and excess inventory related to the marine industry. Greenwood’s total sales for fiscal 2019 and 2018 were 9% and 8% respectively of total Company sales.

The primary market in which Greenwood competes has decreased in economic sensitivity as users are incorporating products into the municipal and mass transit transportations sectors.

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

In September 2019, the Board of Directors decided to permanently close the MSI division.

Tariffs

The Company’s metal products are manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 10, 2019. A number of the Company’s products manufactured in China have been subject to duties of 25% when imported into the United States.

The company was notified in September 2019 that products that it had imported would be excepted from tariff treatment moving forward. This exception applies to most of the products the company imports.

Customer Concentration

The top ten customers were responsible for 77% and 85% of total Company sales for the years ended August 31, 2019 and August 31, 2018, respectively.  Also, the Company’s single largest customer was responsible for 33% and 38% of total Company sales for the years ended August 31, 2019 and August 31, 2018 respectively.

Employees

As of August 31, 2019 the Company had 58 full-time employees (August 31, 2018 – 57 full-time employees).  By segment these employees were located as follows: Greenwood 1, JCC 30, JCSC 8, MSI 2, and JC USA 17.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 5,275 shares on NASDAQ for the fiscal year ended August 31, 2019.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2019 our top ten customers represented 77% of our total sales, and our single largest customer was responsible for 33% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are located in North America, and are primarily in the retail home improvement industries.

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

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The continuing tariffs by the United States on certain Chinese goods include some of our products which we purchase from suppliers in China. The company has multiple options to assist in mitigating the cost impacts of these government actions. However, we cannot control the duration or depth of such actions which may increase our product costs which would reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2019.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

The property associated with JCSC, which is owned, consists of 11.7 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.  During fiscal 2010, the Company purchased a 2,000 square foot building that previously housed a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133.  The Company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010.  At that time, the Company exercised its option to buy the land and building for a total cost of $150,946.

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash. The land consists of 7.5 acres and the fixed assets included 12,000 square feet of buildings. During the second quarter of fiscal 2019, the Company sold the property for $325,000 cash.

The company is currently acquiring bids to expand within current building spaces as office and employee growth has exceeded existing capacity. It is likely this expansion will be launched in early calendar 2020.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  As of this date, no formal responses have been made and no dates have been established governing the litigation proceedings. This matter is in its early stages making it speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/19	18,500	$ 8.10	$ 7.18	$ 7.98
Quarterly
8/31/19	234,800	$ 9.10	$ 7.00	$ 8.04
5/31/19	592,900	$ 9.32	$ 6.95	$ 7.69
2/28/19	190,700	$ 8.99	$ 6.23	$ 7.23
11/30/18	299,800	$10.00	$ 7.25	$ 7.32

8/31/18	351,500	$ 8.95	$ 7.49	$ 8.68
5/31/18	141,900	$ 8.96	$ 7.23	$ 8.05
2/28/18	436,000	$ 7.95	$ 6.50	$ 7.35
11/30/17	323,200	$ 8.95	$ 6.76	$ 7.63

Annually
8/31/19	1,318,200	$10.00	$ 6.23	$ 8.04
8/31/18	1,252,600	$ 8.96	$ 6.50	$ 8.68
8/31/17	1,237,400	$ 7.23	$ 5.30	$ 6.98
8/31/16	1,791,200	$ 7.48	$ 3.85	$ 6.21
8/31/15	1,128,200	$ 6.87	$ 4.55	$ 4.75

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On October 24, 2019 there were 15 registered shareholders and 3,971,282 shares of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

During the fiscal years ended August 31, 2019 and 2018, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934.

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

On June 6, 2018, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ. Transactions may involve Jewett-Cameron insiders or their affiliates executed in compliance with Jewett-Cameron's Insider Trading Policy. The share repurchase plan was effected in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934, which contains restrictions on the number of shares that may be purchased on a single day, subject to certain exceptions for block purchases, based on the average daily trading volumes ("ADTV") of Jewett-Cameron's shares on NASDAQ. Purchases shall be limited to one “Block” purchase per week in lieu of the 25% of ADTV limitation for compliance with Rule 10b-18(b)(4). A “block” as defined under Rule 10b-18(a)(5) means a quantity of stock that, among other things, is at least 5,000 shares and has a purchase price of at least US$50,000.   The Plan commenced on June 11, 2018 and terminated upon the completion of the 250,000 share repurchase on October 25, 2018. Under the Plan, the Company repurchased and cancelled a total of 250,000 common shares at a total cost of $2,164,975 which was an average price of $8.66 per share.

On February 7, 2019, the Company announced the Board of Directors had authorized a new share repurchase plan to purchase for cancellation up to 250,000 common shares through the facilities of NASDAQ under similar terms to the June 2018 plan. The Plan commenced on February 18th and terminated upon the completion of the 250,000 repurchase on July 22, 2019. A total of 250,000 shares of common stock was repurchased at a total cost of $2,168,065 which represents an average share price of $8.67 per share.

The following table details the Company’s repurchase of its common shares during the fourth quarter of fiscal 2019 ended August 31, 2019.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

June	36,300	$ 8.63	239,892	10,108

July	10,108	$ 8.55	250,000	Nil

August	-	-	-	-

Total	46,408	$ 8.61	250,000	Nil (1)

(1)	The current Plan terminated on July 22, 2019.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2019 and fiscal 2018.  (Figures are thousands of dollars except per share amounts.)

For the Year Ended August 31, 2019
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 9,066	$ 7,857	$ 16,692	$ 11,831	$ 45,446
Gross profit	2,309	1,761	3,638	2,256	9,964
Net income	350	120	1,098	532	2,100
Basic earnings per share	$ 0.08	$ 0.03	$ 0.26	$ 0.13	$ 0.50
Diluted earnings per share	$ 0.08	$ 0.03	$ 0.26	$ 0.13	$ 0.50

For the Year Ended August 31, 2018
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 9,414	$ 13,341	$ 19,935	$ 11,233	$ 53,923
Gross profit	2,187	2,636	3,990	2,785	11,598
Net income	322	508	1,389	702	2,921
Basic earnings per share	$ 0.07	$ 0.12	$ 0.31	$ 0.16	$ 0.66
Diluted earnings per share	$ 0.07	$ 0.12	$ 0.31	$ 0.16	$ 0.66

Fiscal 2019 quarterly per share earnings were calculated using weighted average number of common shares outstanding of 4,233,304 (2018 – 4,430,940).

RESULTS OF OPERATIONS

During fiscal 2019, extremely wet weather present across much of North America extended deep into the third quarter, which delayed purchases of outdoor merchandise. The US tariffs on certain Chinese manufactured goods increased from 10% to 25% during the third quarter, which included a number of the Company’s products and continued to restrain demand from retailers and consumers. These were the factors primarily responsible for the decline in the Company’s sales and income for fiscal 2019.

Most of the Company’s metal products are manufactured in China and have been subject to the new United States Trade Representative (USTR) tariffs. During the year, the Company’s supplier appealed the classification of certain products to the US Customs Service. Subsequent to the fiscal 2019 year-end, the Company received notice that a number of its products will be reclassified and will no longer be subject to the 25% tariffs on imported Chinese goods, although some products will remain under tariff. This reclassification should allow the Company to remain competitive in both the retail and eCommerce sectors.

The Company continues to develop new products that complement their presence in multiple product and sales channels. The company debuted a new patented steel fence post, LIFETIME POST™ at the National FenceTech show in early March 2019 which is now being shipped to major retailers, new distributors, and end users. The product continues to position the company firmly in the fencing market. The product was specifically designed to complement Jewett Cameron’s already long running, successful Adjust-A-Gate™ products, thus building a stronger branding in this market segment.

In addition to the LIFETIME POST™, the Company has other products in development, primarily in the fencing and pet segments. Management intends to continue to add new products through its internal development process, but may also seek to acquire products that will provide complementary benefits to its existing offerings. To drive these initiatives, the Company is continuing to build their product development capabilities during fiscal 2020.

Management continues to add personnel to support new marketing and sales initiatives. A new Chief Revenue Officer has been added to focus on integrating marketing strategy and sales, including the introduction of new products, and opening and expanding sales channels. The new position of VP Business Development was filled in October 2019. This key role will focus on tangible ways to leverage current business assets and entities, such as Greenwood’s specialty lumber sales and lumber trading, and products and product lines.

The Company is implementing a new Enterprise Resource Planning (ERP) system. The ERP program will streamline inventory management and distribution to improve product management and shipping procedures. It will also automate interfaces with customers and tie in all forecasting and planning which allow the Company to better scale these processes now and in the future as the Company grows with new products and customers.

Management and the Board have also implemented a strategic review of the Company’s secondary business operations and assets. The industrial tools and seed segments have seen stagnant growth for several years due to increased competition in these markets and a general shift in wholesale buying patterns. This strategic review resulted in the decision in September 2019 to permanently close the MSI division, which has recently been a very minor contributor to the Company’s overall sales and has been posting operating losses. The remaining personnel will be shifted to other positions in the Company. For JCSC, the Company remains committed to the seed business and grower community. The Company will continue to focus on improving and growing its seed operations and market share as overall sales and service opportunities have decreased given the region’s changes to its agricultural base.

During the second quarter of fiscal 2019, the Company sold its surplus Manning property and buildings to an arms-length party that had a contiguous business and will use the property for their expansion. The Manning property was originally acquired as an investment and the property was not in close proximity to any of the Company’s current business operations. Once purchased, the company had leased it to a third party. Proceeds from the sale totaled $324,675, which represents a gain of $105,365 over the property’s original purchase price net closing costs.

In fiscal 2020, management also intends to focus on promotion of the Jewett-Cameron brand, both its individual brands in each segment and the Company’s name overall. The intent is to make the consumer more aware of Jewett-Cameron and drive more cross-over business to each segment and product line. This focus will involve social media, other online communications, and omnichannel branding. In conjunction with this initiative, the Company also intends to broaden its product presence in more channels, including retailers and e-commerce, both in the US and internationally.

During the third quarter of fiscal 2019, the Company suffered the loss of its Chairman of the Board, Donald Boone, who passed away on May 9th, 2019. Mr. Boone was co-founder of the Company and served as President, CEO and as a Director from 1984 to 2017. As Chairman, Mr. Boone oversaw the successful transition and integration of experienced new management and Directors in order to strengthen the Company and continue its success well into the future. These changes included the addition of Charles Hopewell as the new President and CEO in 2017, and several accomplished Directors added to the Board. In place of Mr. Boone, the Company named Michael Nasser, the other co-founder of the Company and current Corporate Secretary, to the Board of Directors and approved Mr. Hopewell as the new Chairman. The entire Company will continue to operate with the same core principles and commitment of service to its customers, suppliers, employees and shareholders that Mr. Boone established.

The Company has also continued to use its excess cash to repurchase and cancel common shares. During 2019, a total of 345,671 common shares were repurchased and cancelled at a total cost of $3,061,441. The Company’s cash position remains strong, totaling $9,652,310 as of August 31st, 2019. The Board may consider utilizing a portion of the Company’s cash position to repurchase additional shares in the future.

Fiscal Years Ended August 31, 2019 and August 31, 2018

Fiscal 2019 sales totaled $45,446,362 compared to sales of $53,923,152 in fiscal 2018, which was a decrease of $8,476,790, or 16%. The decrease in sales was primarily due to lower sales at JCC.

Gross margin rose slightly to 21.9% from 21.5% in fiscal 2018 primarily due to an increase in sales of higher margin metal products in the current year.

Operating expenses declined by $94,514 to $7,226,881 from $7,321,395 in fiscal 2018. The decrease was due to decreases in depreciation and amortization to $191,819 from $274,065 and wages and employee benefits to $4,907,766 from $4,943,431. Selling, general and administrative rose to $2,127,296 from $2,103,899 as the Company increased its sales efforts in several key areas. Income from operations fell to $2,737,550 in fiscal 2019 from $4,276,419 in fiscal 2018.

Including other items, income before income taxes was $2,888,144 in fiscal 2019 compared to $4,279,423 in fiscal 2018. Other items included gain on sale of property, plant and equipment of $105,366, which was largely due to the sale of the Manning property, compared to a loss of $27,022 in fiscal 2018. Interest and other income rose to $45,228 in fiscal 2019 from $30,026 in fiscal 2018 due to higher rates of interest on cash balances from short-term investments. Income tax expense was $787,692 in fiscal 2019 compared to $1,358,784 in fiscal 2018. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2019 was $2,100,452, or $0.50 per basic and diluted shares, compared to net income of $2,920,639, or $0.66 per basic and diluted share, for fiscal 2018. The income per share was positively affected by the repurchase and cancellation of common shares during both fiscal 2019 and 2018, and the weighted number of shares outstanding were 4,233,304 in fiscal 2019 and 4,430,940 in fiscal 2018, after adjustment for the 2-for-1 stock split effective May 29, 2018.

Lawn, Garden, Pet and Other - JCC

Sales at JCC were $38,510,213 in fiscal 2019 compared to sales of $47,197,251 in fiscal 2018. Operating income at JCC for 2019 was $2,040,631 in 2019 compared to $3,652,467 in fiscal 2018, which was a decrease of $1,611,836, or 44%. Extended wet and cold weather across much of North America during the Spring of 2019 significantly delayed, and ultimately reduced, demand for the Company’s lawn and garden products during the year. The Company also experienced lower overall demand for metal products during the current period as retailers stocked up on extra inventory last year ahead of the announced tariffs on Chinese made products. The tariffs caused uncertainly in the marketplace and had a negative effect on the sales of the Company’s affected products beginning in the 4th quarter of fiscal 2018 and through the entirety of fiscal 2019. Sales in fiscal 2018 were positively affected by higher sales of specialty lumber, particularly cedar fencing, which were damaged by tropical storms which did not reoccur in fiscal 2019. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

During the first quarter of fiscal 2018, the Company instituted a voluntary recall of a specific product which was sold to a single retail store customer. After two incidents of breakage, the Company and the retailer immediately and permanently ceased all sales of the products in early December 2017, and issued a voluntary safety advisory prior to the US Consumer Product Safety Commission issuing a formal recall of the product in March 2018. The actions taken by the Company included a recall of units sold. This recall had a negative effect on JCC’s sales and income during fiscal 2018, as the Company provided the retailer with a return allowance for the units and destroyed all remaining inventory of the recalled product.

The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2019

$26.4

$12.1

$38.5

69%

31%

100%

2018

$32.5

$14.7

$47.2

69%

31%

100%

The Company’s metal products are manufactured in China and are imported into the United States. Many of the Company’s metal products have been subject to the new USTR tariffs on the importation of Chinese manufactured products in the United States. These additional tariffs went into effect on September 24, 2018 at an initial 10% rate but later rose to a 25% rate. Uncertainty over the tariffs began to negatively affect the Company’s business in the fourth quarter of fiscal 2018 as customers were attempting to formulate their approach to the tariffs and stalled or delayed acceptance of initial price increases. The implementation of these additional tariffs reduced the Company’s margins and overall demand for metal products during all of fiscal 2019. During 2019, the Company’s supplier appealed to USTR the classification of many of its metal products as subject to specific tariff classes. Subsequent to the fiscal-year end, the Company was informed that many of its products in both the fencing and pet categories would not be subject to these tariffs going forward. This action will assist the company in remaining competitive with their products in the marketplace.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2019 were $3,910,117, which was an increase of $409,358, or 12%, from sales of $3,500,759 in fiscal 2018. Margins also rose in fiscal 2019, as management’s efforts to refine the product mix and redirecting sales directly to end users has led to the improvements. The Company also wrote-off $67,189 of obsolete inventory during fiscal 2018 and $53,365 of inventory in fiscal 2019. Greenwood recorded operating income of $71,192 in fiscal 2019 compared to operating income of $494 in fiscal 2018.

Seed Processing and Sales - JCSC

Sales at JCSC were $2,233,406 in fiscal 2019 compared to sales of $2,282,281 in fiscal 2018, which represents a decrease of $48,875, or 2%. Poor weather across much of North America in both 2019 and 2018 curtailed planting schedules throughout the Midwest United States which hurt demand for the Company’s clover seed for use as cover crops. JCSC had an operating loss of $222,191 in fiscal 2019 compared to an operating loss of $58,438 in fiscal 2018.

Industrial Tools and Clamps - MSI

Sales at MSI were $792,626 in fiscal 2019 compared to sales of $942,861 in fiscal 2018, which was a decrease of $150,235, or 16%. During fiscal 2018, management initiated a review of the segment to improve margins, which includes reducing inventory holding costs of slower selling items. This review led to the write-off of approximately $71,000 in obsolete inventory in 2018 and $66,000 in fiscal 2019 but was ultimately unsuccessful in increasing sales or margins due to a lack of market differentiation and changing customer patterns. Therefore, the Board of Directors has decided to permanently close MSI effective September 2019. The remaining inventory will be liquidated, and the personnel transferred to other positions within the Company. Operating loss at MSI in fiscal 2019 was $159,914 compared to an operating loss of $72,417 for fiscal 2018.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $1,158,426 for fiscal 2019 compared to operating income of $757,317 for fiscal 2018. The increase is due to higher rental and administrative fees charged to its subsidiaries related to the inventory levels maintained throughout the year. The results of JC USA are eliminated on consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2019

As of August 31, 2019, the Company had working capital of $17,761,616 compared to working capital of $18,346,414 as of August 31, 2018, which is a decrease of $584,798. The largest changes affecting working capital include an increase in cash of $3,554,847, a decrease in accounts receivable of $1,316,540, a decrease in note receivable of $2,803, a decrease in inventory of $3,425,392 as management has worked to reduce excess inventory in certain products, an increase in prepaid expenses of $46,288, and an increase in prepaid income taxes of $109,110.

Accounts payable rose slightly by $32,935 to $410,027 from $377,092 which is related to the timing of payments due to suppliers. Accrued liabilities fell to $1,312,580 from $1,795,207, a decrease of $482,627. The ratio of current assets to current liabilities, or current ratio, was 11.3 as of August 31, 2019 (August 31, 2018 - 9.4).

For the fiscal year ended August 31, 2019, the accounts receivable collection period or DSO was 23 days compared to 28 days for the year ended August 31, 2018. Inventory turnover for the year ended August 31, 2019 was 83 days compared to 80 days for the year ended August 31, 2018.

The Company has been utilizing its cash position to repurchase common shares under formal repurchase plans in order to increase shareholder value.  During the fiscal years ended August 31, 2019 and 2018, the Company has repurchased common shares through share repurchase plans approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934. During fiscal 2019, the Company repurchased for cancelation a total of 345,671 common shares which used cash of $3,061,441. During fiscal 2018, the Company repurchased for cancellation 154,329 common shares which used cash of $1,271,599.

The Company also issued 2,294 common shares to its President and CEO in fiscal 2019 pursuant to the Company’s Restricted Share Plan as consideration for a portion of his fiscal 2018 bonus.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $3 million, of which $3 million is available. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2019 the one month LIBOR rate plus 175 basis points was 3.92% (2.17% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2019 or 2018.  Typically, the Company passes price increases on to the customer.

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

During the year ended August 31, 2019, the Company did not adopt any new accounting policies that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2019, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2019 and 2018

Report of Independent Registered Accounting Firm dated November 13, 2019

Consolidated Balance Sheets

Balance Sheets at August 31, 2019 and August 31, 2018

Consolidated Statements of Operations

  For the years ended August 31, 2019 and August 31, 2018

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2019 and August 31, 2018

Consolidated Statements of Cash Flows

  For the years ended August 31, 2019 and August 31, 2018

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 13, 2019

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. (the “Company”), as of August 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

We have served as the Company’s auditor since 2002.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 13, 2019

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2019	2018

ASSETS

Current assets
Cash and cash equivalents	$9,652,310	$6,097,463
Accounts receivable, net of allowance of $Nil (August 31, 2018 - $Nil)	2,835,952	4,152,492
Inventory, net of allowance of $119,357 (August 31, 2018 - $75,336) (note 3)	6,377,805	9,803,197
Note receivable	1,197	4,000
Prepaid expenses	393,539	347,251
Prepaid income taxes	223,420	114,310

Total current assets	19,484,223	20,518,713

Property, plant and equipment, net (note 4)	2,727,406	3,105,260

Intangible assets, net (note 5)	3,048	3,590

Total assets	$22,214,677	$23,627,563

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2019	2018

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$410,027	$377,092
Accrued liabilities	1,312,580	1,795,207

Total current liabilities	1,722,607	2,172,299

Deferred tax liability (note 6)	61,204	81,853

Total liabilities	1,783,811	2,254,152

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,971,282 common shares (August 31, 2018 – 4,314,659)	936,903	1,017,908
Additional paid-in capital	618,707	600,804
Retained earnings	18,875,256	19,754,699

Total stockholders’ equity	20,430,866	21,373,411

Total liabilities and stockholders’ equity	$22,214,677	$23,627,563

Contingency (Note 15)

Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2019	2018

SALES	$45,446,362	$53,923,152

COST OF SALES	35,481,931	42,325,338

GROSS PROFIT	9,964,431	11,597,814

OPERATING EXPENSES
Selling, general and administrative	2,127,296	2,103,899
Depreciation and amortization	191,819	274,065
Wages and employee benefits	4,907,766	4,943,431

	7,226,881	7,321,395

Income from operations	2,737,550	4,276,419

OTHER ITEMS
Gain (loss) on sale of property, plant and equipment	105,366	(27,022)
Interest and other income	45,228	30,026
	150,594	3,004

Income before income taxes	2,888,144	4,279,423

Income taxes (note 6)
Current	808,341	1,288,275
Deferred (recovery)	(20,649)	70,509

Net income for the year	$2,100,452	$2,920,639

Basic earnings per common share	$0.50	$0.66

Diluted earnings per common share	$0.50	$0.66

Weighted average number of common shares outstanding:
Basic	4,233,304	4,430,940
Diluted	4,233,304	4,430,940

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2017	4,468,988	$ 1,054,316	$ 600,804	$ 18,069,251	$ 19,724,371

Shares repurchased and cancelled (note 9)	(154,329)	(36,408)	-	(1,235,191)	(1,271,599)
Net income	-		-	2,920,639	2,920,639

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 9)	(345,671)	(81,546)	-	(2,979,895)	(3,061,441)
Shares issued pursuant to compensation plans (note 10)	2,294	541	17,903	-	18,444
Net income	-	-	-	2,100,452	2,100,452

August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$2,100,452	$2,920,639
Items not affecting cash:
Depreciation and amortization	191,819	274,065
(Gain) loss on sale of property, plant and equipment	(105,366)	27,022
Deferred income taxes	(20,649)	70,509

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	1,316,540	(587,437)
Decrease (increase) in note receivable	2,803	(4,000)
Decrease (increase) in inventory	3,425,392	(995,652)
(Increase) decrease in prepaid expenses	(46,288)	248,525
(Increase) in prepaid income taxes	(109,110)	(114,310)
(Decrease) in accounts payable and accrued liabilities	(449,692)	(273,021)

Net cash provided by operating activities	6,305,901	1,566,340

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	324,675	1,000
Purchase of property, plant and equipment	(32,732)	(110,528)

Net cash used in investing activities	291,943	(109,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	18,444	-
Redemption of common stock	(3,061,441)	(1,271,599)

Net cash used in financing activities	(3,042,997)	(1,271,599)

Net increase in cash	3,554,847	185,213

Cash, beginning of year	6,097,463	5,912,250

Cash, end of year	$9,652,310	$6,097,463

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2019, cash and cash equivalents were $9,652,310 compared to $6,097,463 at August 31, 2018.

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

The earnings per share data for the fiscal years ended August 31, 2019 and 2018 are as follows:

	2019	2018

Net income	$2,100,452	$2,920,639

Basic weighted average number of common shares outstanding	4,233,304	4,430,940

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	4,233,304	4,430,940

Basic and diluted earnings per common share	$0.50	$0.66

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

No options were granted during the years ended August 31, 2019 and 2018 and there were no options outstanding on August 31, 2019 or 2018.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2019 and 2018 follows:

	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$9,652,310	$9,652,310	$6,097,463	$6,097,463
Accounts receivable, net of allowance	2,835,952	2,835,952	4,152,492	4,152,492
Accounts payable and accrued liabilities	1,722,607	1,722,607	2,172,299	2,172,299

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$9,652,310	$9,652,310	$—	$—

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

3.

INVENTORY

A summary of inventory as of August 31, 2019 and 2018 is as follows:

	2019	2018

Wood products and metal products	$5,833,047	$9,189,772
Industrial tools	239,280	378,163
Agricultural seed products	305,478	235,262

	$6,377,805	$9,803,197

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2019 and 2018 is as follows:

	2019	2018

Office equipment	$486,038	$473,702
Warehouse equipment	1,265,532	1,313,714
Buildings	4,072,741	4,090,527
Land	559,065	761,924
	6,383,376	6,639,867

Accumulated depreciation	(3,655,970)	(3,534,607)

Net book value	$2,727,406	$3,105,260

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2019 and 2018 follows:

	2019	2018

Intangible assets	43,655	43,655

Accumulated amortization	(40,607)	(40,065)

Net book value	$3,048	$3,590

During the fiscal year ended August 31, 2018, the Company conducted a periodic review of the Company’s patents and determined that two of the patents had expired. The Company immediately amortized the remaining book value of the patents and derecognized the respective costs and accumulated amortization values.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2019	2018

Computed tax at the federal statutory rate	$605,466	$1,083,541
State taxes, net of federal benefit	173,114	228,332
Depreciation	920	(20,036)
Inventory reserve	20,458	(22,956)
Other	8,383	19,394

Provision for income taxes	$808,341	$1,288,275

Current income taxes	$808,341	$1,288,275
Deferred income taxes	(20,649)	70,509
	$787,692	$1,358,784

Deferred income tax liability as of August 31, 2019 of $61,204 (August 31, 2018 – $81,853) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2019	2018

Deferred tax assets:
Allowance for inventory	$83,243	$65,410
Allowance for bad debts	-	-
Difference between book and tax depreciation	(6,388)	(9,205)

Total deferred tax assets	76,855	56,206
Valuation allowance	-	-

Net deferred tax assets	76,855	56,206

Net deferred tax liability	(138,059)	(138,059)

Combined net deferred tax liability	$(61,204)	$(81,853)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of August 31, 2019 or August 31, 2018.  At August 31, 2019, the line of credit borrowing limit was $3,000,000.

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

During the 4th quarter of fiscal 2019 ended August 31, 2019, the Company repurchased a total of 46,408 common shares under a 10b-18 share repurchase plan originally announced on February 7, 2019. The total cost was $399,593 at an average share price of $8.61 per share. The premium paid to acquire those shares over their per share book value in the amount of $388,645 was recorded as a decrease to retained earnings.

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

The Company had no stock options outstanding as of the years ended August 31, 2019 and August 31, 2018.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of August 31, 2019, the maximum number of shares available to be issued under the Plan was 39,712.

During the year ended August 31, 2019, the Company issued 2,294 common shares under the Plan to the Company’s CEO as a portion of his earned fiscal 2018 bonus as approved by the Board. The value of this award was $18,444, with the number of shares issued determined by the closing price of the stock on the day of the grant.

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrolment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the years ended August 31, 2019 and 2018 the 401(k) compensation expense was $295,557 and $363,606, respectively.

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

Following is a summary of segmented information for the years ended August 31:

	2019	2018

Sales to unaffiliated customers:
Industrial wood products	$3,910,117	$3,500,759
Lawn, garden, pet and other	38,510,213	47,197,251
Seed processing and sales	2,233,406	2,282,281
Industrial tools and clamps	792,626	942,861
	$45,446,362	$53,923,152

Income (loss) before income taxes:
Industrial wood products	$71,192	$494
Lawn, garden, pet and other	2,040,631	3,652,467
Seed processing and sales	(222,191)	(58,438)
Industrial tools and clamps	(159,914)	(72,417)
Corporate and administrative	1,158,426	757,317
	$2,888,144	$4,279,423

Identifiable assets:
Industrial wood products	$977,117	$833,694
Lawn, garden, pet and other	7,590,487	12,318,686
Seed processing and sales	471,888	438,057
Industrial tools and clamps	279,591	440,386
Corporate and administrative	12,895,595	9,596,740
	$22,214,677	$23,627,563

Depreciation and amortization:
Industrial wood products	$-	$193
Lawn, garden, pet and other	23,021	22,534
Seed processing and sales	8,007	7,727
Industrial tools and clamps	489	970
Corporate and administrative	160,302	242,641
	$191,819	$274,065

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.

SEGMENT INFORMATION (cont’d…)

	2019	2018

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	29,638
Industrial tools and clamps	-	-
Corporate and administrative	32,732	80,890
	$32,732	$110,528

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2019	2018

Sales	$20,544,268	$28,392,593

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2019	2018

United States	$43,894,726	$52,050,260
Canada	1,243,239	1,429,265
Mexico/Latin America/ Caribbean	180,664	192,539
Europe	43,851	42,224
Asia/Pacific	83,882	196,655
Middle East	-	12,209
	$45,446,362	$53,923,152

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2019 and 2018.

13.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2019, two customers accounted for accounts receivable great than 10% of total accounts receivable for a total of 56%. At August 31, 2018, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 56%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.

CONCENTRATIONS (cont’d…)

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2019, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $17,745,475. For the fiscal year ended August 31, 2018, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $25,264,412.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2019 and 2018 are summarized as follows:

	2019	2018

Cash paid during the year for:
Interest	$-	$-
Income taxes	$917,000	$1,445,522

There were no non-cash investing or financing activities during the years presented.

15.

CONTINGENCY

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  As of this date, no formal responses have been made and no dates have been established governing the litigation proceedings. This matter is in its early stages making it speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs.

16.

SUBSEQUENT EVENTS

Effective September 1, 2019, the Company’s Board of Directors has decided to permanently close the MSI division and exit the industrial tools business. The costs to close the unit and liquidate the remaining inventory during fiscal 2020 is not anticipated to be significant due to the unit’s minor overall size and contribution to sales compared to the Company’s other remaining businesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2019 and 2018 and for the years then ended is included on Page 20 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2019 and 2018 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2019 and 2018, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

Vancouver, Canada	Chartered Professional Accountants

November 13, 2019

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2018

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year

August 31, 2019

Allowance deducted from related Balance sheet account:
Inventory	$75,336	$164,229	$-	$120,208	$119,357
Accounts Receivable	$-	$-	$-	$-	$-

August 31, 2018

Allowance deducted from related Balance sheet account:
Inventory	$156,713	$98,481	$-	$179,858	$75,336
Accounts Receivable	$1,725	$-	$1,725	$-	$-

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and Principal Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2019.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 1, 2019 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All of the Directors are citizens of the United States.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Geoff Guilfoy (1) (2)	69	August 2019
Charles Hopewell	63	February 2017
Sarah Johnson (1) (2)	40	July 2017
Chris Karlin (1) (2)	58	December 2018
Frank G. Magdlen (1) (2)	72	January 2013
Michael C. Nasser	72	May 2019

(1)

Member of Audit Committee.

(2)

Member of Compensation Committee.

Table No. 5 lists, as of November 1, 2019, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Charles Hopewell	President and Chief Executive Officer	63	February 2017
Michael C. Nasser	Corporate Secretary	72	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Charles E. Hopewell has over 35 years of experience in senior management positions with manufacturing companies, including serving as CEO of Sunset Manufacturing Inc, Neilsen Manufacturing Inc, and COO of Aluminite Corporation. In his past positions as COO or CEO, he has been involved in all organizational aspects, including sales and marketing, plant and equipment, personnel, and finance. He received a degree in Finance from the University of Oregon and an MBA from Willamette University’s Atkinson Graduate School of Management. Mr. Hopewell has also worked extensively in local and statewide workforce policy and K-12 CTE education at a Board level, and continues his involvement with the Oregon Workforce Investment Board and the Oregon Talent Council.

Michael C. Nasser has over 40 years of experience in sales and sales management and has worked in this capacity for the Company since its inception.  Prior to this he worked for companies including Sunrise Forest Products and Oregon Pacific Industries.  Mr. Nasser is a graduate of Portland State University.

Geoff Guilfoy is a management consultant with over 40 years of experience, including over 20 years in management consulting, 17 years in State Government management, and an additional 4 years in the private and non-profit sectors. Prior to founding Lumen Leaders LLC in 2013, he was the partner in charge of the management consulting group at AKT LLP, a regional CPA and business consulting firm. For 28 years, he was an Executive Professor at Willamette University’s Atkinson Graduate School of Management teaching courses on management consulting, nonprofit management, and government. He currently serves on the Board of Directors of Medical Teams International and is a former National Board Member of the Institute of Management Consultants USA, and a former Board Member of Co-Serve International. He has a Bachelor of Science, Management (Accounting) from San Jose State University and an MBA from Willamette University.

Sarah Johnson has significant experience in supply chain management and best practices, including the planning and implementation of improvements to both the manufacturing and supply processes. She is currently Global Raw Materials Planning Manager at Columbia Sportswear. Previously, she served as the Global Buying Manager and as a Business Process Analyst and Senior Global Buyer at Columbia, which included working with International vendors, principally in Asia and Canada. Ms. Johnson is a graduate of Gonzaga University in Spokane, Washington.

Chris Karlin is a retired banker who began his banking career in 1980. He served as the Senior Vice President and Manager of U.S. Bank’s National Government Banking Division from 2005 to 2014 and was responsible for the strategic vision of the group. He joined U.S. Bank in 1993 as a Relationship Manager in the National Corporate Division. He has also served as a Regional Manager for the Treasury Management Division in Minneapolis. Prior to joining U.S. Bank, Chris was with Mitsubishi Bank, serving as Group Manager in its Chicago and Columbus offices, focusing on public finance and large corporate markets.  Chris is a past Chair of the Oregon Bankers Association (OBA), serves as the Adviser for its Leadership Program and serves on the Board of the OBA's Education Foundation.  Chris has degrees in Economics and Finance from Fort Hays State University (Kansas) and a Master of International Management from the Thunderbird School of International Management (Arizona).

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

Audit Committee Financial Expert

Our Board of Directors has determined that Frank G. Magdlen is the “audit committee financial expert”, as defined in Item 401(h) of Regulation S-K.  Mr. Magdlen is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200(a)(15).

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

The current members of the Audit Committee are Frank Magdlen (Chairman), Geoff Guilfoy, Sarah Johnson, and Chris Karlin.  All current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership. The Audit Committee met two times in fiscal 2018 and six times in fiscal 2019.

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

Current members of the Compensation Committee are Sarah Johnson (Chair), Geoff Guilfoy, Chris Karlin, and Frank Magdlen. The Committee met one time in fiscal 2018 and two times in fiscal 2019.

Compliance with Section 16(a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms. Management has determined there was one report that failed to be filed on a timely basis as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year, as the initial Form 3 for Chris Karlin was filed late.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2019, 2018 and 2017 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp. (1)

Charles Hopewell, President, Chief Executive Officer, Principal Financial Officer
	2019	$190,000	$ 20,000	$ -	$ -	$ -	$ -	$ 9,000
	2018	$178,333	$112,221	$ -	$ -	$ -	$ -	$ 5,167
	2017	$134,244	$ -	$ -	$ -	$ -	$ -	$ -

Michael Nasser, Corporate Secretary
	2019	$177,000	$ 70,000	$ -	$ -	$ -	$ -	$ 9,000
	2018	$177,000	$ 50,000	$ -	$ -	$ -	$ -	$ 10,000
	2017	$177,000	$ 50,000	$ -	$ -	$ -	$ -	$ 15,000

Donald Boone, President, Chief Executive Officer, Treasurer, Principal Financial Officer (2) (3)
	2017	$ 9,334	$ -	$ -	$ -	$ -	$ -	$ 4,940

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

Other than participation in the Company’s Restricted Share Plan and 401(k), no funds were set aside or accrued during fiscal 2019 to provide pension, retirement or similar benefits for directors or executive officers.

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

Except for our Restricted Stock Plan and 401(k) Plan, we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.  Michael Nasser and Charles Hopewell received bonuses, which were determined and approved by the Board of Directors.

The Board approved a non-qualified Profit Sharing plan for employees who did not receive any other form of commission or bonus. The plan is formula based proportionately balancing years of service and compensation. The Board has year-to-year responsibility to review the amount funded to the program and the overall program will be based on a percentage of operating or pre-tax profit.

Restricted Share Plan

The Company has a Restricted Share Plan which allows the Company to grant restricted shares as compensation to directors, officers, employees and consultants of the Company. The Restricted Shares are subject to restrictions, including the period under which the shares will be restricted and subject to forfeiture which is determined by the Board at the time of the grant. The recipient of Restricted Shares is entitled to all of the rights of a shareholder, including the right to vote such shares and the right to receive any dividends, except that the shares granted under the Plan are nontransferable during the Restricted Period.

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. During the year ended August 31, 2019, the Company issued 2,294 common shares (fiscal 2018 – Nil) under the Restricted Share Plan.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation, which was decreased from the prior $50,000 during the second quarter of fiscal 2018. Beginning in fiscal 2019, the Company also reduced the percentage amount of the discretionary contribution while adding a matching contribution, which is designed to encourage employees to participate with their own contributions. For the years ended August 31, 2019 and 2018 the 401(k) compensation expense was $295,557 and $363,606, respectively. The contributions for Charles Hopewell were $9,000 and $5,167 for the fiscal years ended August 31, 2019 and 2018 respectively.   The contributions for Michael Nasser were $9,000 and $10,000 for the fiscal years ended August 31, 2019 and 2018 respectively. There are no un-funded liabilities.

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

No options were granted during fiscal 2019 or fiscal 2018, and as of August 31, 2019 there were no options outstanding.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2019 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2019 the Company had no Defined Benefit or Actuarial Plan.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of 4 independent directors. None of the members of the Compensation Committee served as an officer or employee of the Company in the prior fiscal year.

No board of director member and none of our executive officers have a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company is compensating directors at the rate of $1,000 per month as of January 1, 2019.  Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.  During fiscal 2019 the following cash payments were paid to directors to compensate them for board meetings attended:  Charles Hopewell $Nil (2018 - $Nil); Donald Boone $Nil (2018 - $Nil); Frank Magdlen $10,600 (fiscal 2018 - $2,600), Geoff Guilfoy $3,600 (fiscal 2018 - $2,333); Sarah Johnson $10,600 (fiscal 2018 -$2,167); and Chris Karlin $8,800 (fiscal 2018 - $nil).

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2019 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

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

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 1, 2019.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Donald Boone Estate Trust	1,256,488	31.6%
Common	Michael C. Nasser	331,888	8.4%
Common	Charles E. Hopewell	12,294	0.3%
Common	Geoff Guilfoy	Nil	-
Common	Sarah Johnson	Nil	-
Common	Chris Karlin	Nil	-
Common	Frank Magdlen	Nil	-

Total directors, executive officers, and 5% shareholders		1,600,670	40.3%

(1)	Based on 3,971,282 shares outstanding as of November 1, 2019.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2019	2018

Audit fees	$90,000	$90,000
Tax fees	5,000	4,750
All other fees (1)	24,750	24,750

Total	$119,750	$119,500

(1)	FY2019:	$8,250 to review the Q1 Form 10Q
$8,250 to review the Q2 Form 10Q
$8,250 to review the Q3 Form 10Q

	FY2018:	$8,250 to review the Q1 Form 10Q
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

- 49 -

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 13, 2019	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2019	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO, Principal Financial Officer and Director

Dated: November 13, 2019	By: /s/ “Michael C. Nasser Michael C. Nasser, Corporate Secretary and Director

Dated: November 13, 2019	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: November 13, 2019	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: November 13, 2019	By: /s/ “Chris Karlin Chris Karlin, Director

Dated: November 13, 2019	By: /s/ “Frank Magdlen” Frank Magdlen, Director

