Form 10-Q
period 2019-11-30
JEWETT CAMERON TRADING CO LTD
filed 2020-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,481,162 common shares as of January 14, 2020.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2019

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2019	August 31, 2019

ASSETS

Current assets
Cash and cash equivalents	$8,969,249	$9,652,310
Accounts receivable, net of allowance of $Nil (August 31, 2019 - $Nil)	2,164,026	2,835,952
Inventory, net of allowance of $165,000 (August 31, 2019 - $119,357) (note 3)	7,280,126	6,377,805
Note receivable	997	1,197
Prepaid expenses	568,815	393,539
Prepaid income taxes	201,956	223,420

Total current assets	19,185,169	19,484,223

Property, plant and equipment, net (note 4)	2,708,144	2,727,406

Intangible assets, net (note 5)	2,912	3,048

Total assets	$21,896,225	$22,214,677

- Continued –

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2019	August 31, 2019

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$238,133	$410,027
Accrued liabilities	1,186,744	1,312,580

Total current liabilities	1,424,877	1,722,607

Deferred tax liability (note 6)	47,103	61,204

Total liabilities	1,471,980	1,783,811

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,971,282 common shares (August 31, 2019 – 3,971,282)	936,903	936,903
Additional paid-in capital	618,707	618,707
Retained earnings	18,868,635	18,875,256

Total stockholders’ equity	20,424,245	20,430,866

Total liabilities and stockholders’ equity	$21,896,225	$22,214,677

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2019	Three Months Ended November 30, 2018

SALES	$7,055,178	$9,066,100

COST OF SALES	5,006,835	6,757,014

GROSS PROFIT	2,048,343	2,309,086

OPERATING EXPENSES
Selling, general and administrative expenses	649,010	556,148
Depreciation and amortization	48,148	50,870
Wages and employee benefits	1,362,059	1,223,059

	2,059,217	1,830,077

Income from continuing operations	(10,874)	479,009

OTHER ITEMS
Interest and other income	11,615	17,151

Income before income taxes	741	496,160

Income tax expense	(7,362)	(146,466)

Net (loss) income	$(6,621)	$349,694

Basic earnings per common share	$(0.00)	$0.08

Diluted earnings per common share	$(0.00)	$0.08

Weighted average number of common shares outstanding:
Basic	3,971,282	4,256,361
Diluted	3,971,282	4,256,361

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 9)	(95,671)	(22,571)	-	(870,805)	(893,376)
Net income	-	-	-	349,694	349,694

November 30, 2018	4,218,988	$ 995,337	$ 600,804	$ 19,233,588	$ 20,829,729

Shares repurchased and cancelled (note 9)	(250,000)	(58,975)	-	(2,109,090)	(2,168,065)
Shares issued pursuant to compensation plans (note 10)	2,294	541	17,903	-	18,444
Net income	-	-	-	1,750,758	1,750,758

August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Net loss	-	-	-	(6,621)	(6,621)

November 30, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,868,635	$ 20,424,245

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,621)	$349,694
Items not involving an outlay of cash:
Depreciation and amortization	48,148	50,870
Deferred income taxes	(14,101)	4,826

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	671,926	417,942
(Increase) in inventory	(902,321)	(1,121,813)
Decrease in note receivable	200	1,903
(Increase) in prepaid expenses	(175,276)	(157,361)
Increase (decrease) in accounts payable and accrued liabilities	(297,730)	536,032
Decrease in prepaid income taxes	21,464	114,310
Increase in income taxes payable	-	27,330

Net cash provided by (used by) operating activities	(654,311)	223,733

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(28,750)	-

Net cash used in investing activities	(28,750)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(893,376)

Net cash used in financing activities	-	(893,376)

Net decrease in cash	(683,061)	(669,643)

Cash, beginning of period	9,652,310	6,097,463

Cash, end of period	$8,969,249	$5,427,820

Supplemental disclosure with respect to cash flows (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

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

Effective September 1, 2019, the Company decided to permanently close the MSI division and exit the industrial tools business.

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

November 30, 2019

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2019, cash and cash equivalents were $8,969,249 compared to $9,652,310 at August 31, 2019.

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

November 30, 2019

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

(Loss) earnings per share

Basic earnings per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

The (loss) earnings per share data for the three month periods ended November 30, 2019 and 2018 are as follows:

	2019	2018

Net (loss) income	$(6,621)	$349,694

Basic weighted average number of common shares outstanding	3,971,282	4,256,361

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	3,971,282	4,256,361

Basic and diluted (loss) earnings per common share	$(0.00)	$0.08

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the three month period ended November 30, 2019, and there were no options outstanding on November 30, 2019.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2019 and August 31, 2019 follows:

	November 30, 2019		August 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$8,969,249	$8,969,249	$9,652,310	$9,652,310
Accounts receivable, net of allowance	2,164,026	2,164,026	2,835,952	2,835,952
Accounts payable and accrued liabilities	1,424,877	1,424,877	1,722,607	1,722,607

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$8,969,249	$8,969,249	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

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

November 30, 2019

(Unaudited)

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

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2019	August 31, 2019

Wood products and metal products	$6,864,340	$5,833,047
Industrial tools	80,540	239,280
Agricultural seed products	335,246	305,478

	$7,280,126	$6,377,805

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2019	August 31, 2019

Office equipment	$487,684	$486,038
Warehouse equipment	1,277,049	1,265,532
Buildings	4,088,328	4,072,741
Land	559,065	559,065
	6,412,126	6,383,376

Accumulated depreciation	(3,703,982)	(3,655,970)

Net book value	$2,708,144	$2,727,406

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2019 and 2018 follows:

	November 30, 2019	August 31, 2019

Intangible assets	43,655	43,655

Accumulated amortization	(40,743)	(40,607)

Net book value	$2,912	$3,048

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2019 of $47,103 (August 31, 2019 - $61,204) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of November 30, 2019 or August 31, 2019.  At November 30, 2019, the line of credit borrowing limit was $3,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 175 basis points.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

(Unaudited)

10.

SHARE-BASED INCENTIVE PLANS

Stock Options

The Company formerly had a stock option program under which stock options to purchase securities from the Company could be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

Under the stock option program, stock options for up to 10% of the number of issued and outstanding common shares could be granted from time to time, provided that stock options in favor of any one individual may not exceed 5% of the issued and outstanding common shares.  No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each stock option is exercisable during the lifetime of the optionee only by such optionee.  Generally, no option can be for a term of more than 10 years from the date of the grant.

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Options vest at the discretion of the Board of Directors.

The Company had no stock options outstanding as of November 30, 2019 and August 31, 2019.

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

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the three months ended November 30, 2019 and 2018 the 401(k)-compensation expense was $119,568 and $56,921, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

(Unaudited)

12.

DISCONTINUED OPERATIONS

Effective September 1, 2019, the Board of Directors decided to permanently close the MSI division and exit the industrial tools business. The remaining inventory will be liquidated. As of November 30, 2019, the Company has recorded an allowance for obsolete inventory for MSI of $125,000 (August 31, 2019 - $85,000).

13.

SEGMENT INFORMATION

The Company has four principal reportable segments. Three segments are continuing operations and one, Industrial Tools and Clamps, is considered as a discontinued operation. These reportable segments were determined based on the nature of the products offered.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

Following is a summary of segmented information for the three month periods ended November 30, 2019 and 2018:

	2019	2018

Sales to unaffiliated customers:
Industrial wood products	$784,868	$1,111,687
Lawn, garden, pet and other	5,577,494	6,993,428
Seed processing and sales	524,595	756,910
Industrial tools and clamps	168,221	204,075
	$7,055,178	$9,066,100

Income (loss) before income taxes:
Industrial wood products	$(15,618)	$33,596
Lawn, garden, pet and other	(77,696)	173,821
Seed processing and sales	49,703	10,433
Industrial tools and clamps	(107,217)	(3,737)
Corporate and administrative	151,569	282,047
	$741	$496,160

Identifiable assets:
Industrial wood products	$975,468	$933,045
Lawn, garden, pet and other	7,988,756	13,348,769
Seed processing and sales	518,204	367,985
Industrial tools and clamps	119,228	383,565
Corporate and administrative	12,294,569	8,618,705
	$21,896,225	$23,652,069

Depreciation and amortization:
Industrial wood products	$-	$-
Lawn, garden, pet and other	6,365	8,009
Seed processing and sales	1,587	2,068
Industrial tools and clamps	122	122
Corporate and administrative	40,074	40,671
	$48,148	$50,870

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2019	2018

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	28,750	-
	$28,750	$-

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2019 and 2018:

	2019	2018

Sales	$2,259,429	$3,758,542

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2019 and 2018:

	2019	2018

United States	$6,816,250	$8,664,491
Canada	150,486	311,148
Europe	1,818	22,474
Mexico/Latin America	61,109	66,206
Asia/Pacific	25,515	1,781

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2019 and 2018.

14.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At November 30, 2019, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 58%. At August 31, 2019, two customers accounted for accounts receivable great than 10% of total accounts receivable for a total of 56%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2019

(Unaudited)

14.

CONCENTRATIONS (cont’d…)

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2019, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,531,303. For the three months ended November 30, 2018, there were three suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $4,254,311.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30 are summarized as follows:

	2019	2018

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$-	$-

There were no non-cash investing or financing activities during the periods presented.

16.

CONTINGENCY

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  As of this date, no formal responses have been made and no dates have been established governing the litigation proceedings. This matter is in its early stages making it speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett- Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs.

17.

SUBSEQUENT EVENTS

Repurchase of common shares

Subsequent to the fiscal period ended November 30, 2019, the Company repurchased for cancelation a total of 490,120 common shares from two large shareholders, including an officer and director of the Company. The shares were repurchased privately at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020.  The total cost of the share repurchases was $3,867,047.

Termination of Stock Option Plan

Subsequent to the period ended November 30, 2019, the Company’s Board of Directors approved the termination of the Stock Option Program. No Stock Options have been granted or are outstanding as of January 14, 2020.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2019 and August 31, 2019 and its results of operations and cash flows for the three month periods ended November 30, 2019 and November 30, 2018 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2019 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2020. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

The Company’s operations are classified into three reportable operating segments, one discontinued segment (Industrial Tools) and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products are primarily fencing, while metal products include pet enclosures and kennels, proprietary gate support systems, perimeter fencing, greenhouses, canopies and umbrellas. Examples of the Company’s brands include Lucky Dog, Animal House and AKC (used under license from the American Kennel Club) for pet enclosures and kennels; Adjust-A-Gate, Fit-Right, LIFETIME POST™ and Perimeter Patrol for gates and fencing; Early Start, Spring Gardner, and Weatherguard for greenhouses; and TrueShade for patio umbrellas, furniture covers and canopies.  JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers, eCommerce and other retailers.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC).  JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.

The industrial tools segment reflects the business of MSI-PRO (MSI). MSI imports and distributes products including pneumatic air tools, industrial clamps, saw blades, digital calipers, and laser guides.  MSI brands include MSI-Pro, Avenger, and ProMax. Effective September 1, 2019, the Company decided to exit this segment and the remaining inventory is being liquidated.

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

The company was notified in September 2019 that certain products that it had imported would be excepted from tariff treatment moving forward. This exception applies to many of the products the company imports from China.

RESULTS OF OPERATIONS

During the period ended November 30, 2019, the Company experienced slower than normal sales for the first quarter, which included several major accounts postponing their expected purchases until later in the first quarter and into the second quarter. The delay may be related to the timing of reduced tariffs on many of the Company’s products, as the Company received notice during the period that due to one of the Company’s suppliers appealing the classification of certain products to the US Customs Service, a number of the Company’s metal products imported from China have now been reclassified.  As a result, the reclassified metal products are no longer be subject to the 25% tariffs on imported Chinese goods, although some of the Company’s imported products remain under tariff. This reclassification will help the Company to remain competitive in both the retail and eCommerce sectors going forward.

Management continued to add to the Company’s infrastructure during the quarter. The Company is now focusing on the promotion of the Jewett-Cameron brand for both its individual brands in each segment and the Company’s name overall. The intent is to make the consumer more aware of Jewett-Cameron and drive more cross-over business to each segment and product line. This focus involve social media, other online communications, and omnichannel branding. The Company also intends to broaden its product presence in more channels, including retailers and e-commerce, both in the US and internationally. The addition of new personnel and its new Enterprise Resource Planning (ERP) software system will support these marketing and sales initiatives. A new Chief Revenue Officer has been added to focus on integrating marketing strategy and sales, including the introduction of new products, and opening and expanding sales channels. The new position of VP Business Development was filled in October 2019. This key role will focus on tangible ways to leverage current business assets and entities, such as Greenwood’s specialty lumber sales and lumber trading, and products and product lines.

The new patented steel fence post, LIFETIME POST™ continues to position the company firmly in the fencing market. The product was specifically designed to complement Jewett Cameron’s already long running, successful Adjust-A-Gate™ products, thus building a stronger branding in this market segment. The Company has other products in development, primarily in the fencing and pet segments. Management intends to continue to add new products through its internal development process, but may also seek to acquire products that will provide complementary benefits to its existing products and product lines.

As a result of a strategic review of the Company’s secondary business operations and assets initiated in fiscal 2019, management and the Board of Directors decided to exit the industrial tools segment and close the MSI division. MSI has recently been a very minor contributor to the Company’s overall sales and has been posting operating losses, Management believes there are greater opportunities for growth in the three remaining operating segments, including the seed division, where the Company will continue to focus on improving and adding to its market share in sales and service.  During the first quarter, the Company began to liquidate the remaining MSI inventory. The Company recorded an additional write-down of the remaining MSI inventory in the first quarter, and now expects additional costs related to the liquidation and closure to be incurred in the second quarter of fiscal 2020.

The Company has also continued to use its excess cash to repurchase and cancel common shares. Subsequent to the end of the fiscal period, the Company repurchased for cancelation a total of 490,120 common shares from two large shareholders. 300,000 common shares were repurchased from Michael Nasser, the Company’s Co-Founder and current Corporate Secretary and Director, and 190,120 shares were repurchased from the Donald Boone Irrev Trust (“Boone Trust”), a trust established by Company’s other Co-Founder, and former CEO and Chairman, Donald Boone. The Boone Trust received Mr. Boone’s Jewett-Cameron common shares upon his death in May 2019. Mr. Nasser sold his shares for estate planning purposes, while the Boone Trust sold its shares to provide distributions to the Trust’s beneficiaries as required by Mr. Boone’s will. By repurchasing such a large number of shares privately instead of through the public marketplace, the Company and the sellers were able to complete the transactions quickly at a fixed price, which may have been difficult to complete in the public market due to the prevailing low trading volume of the Company’s shares on NASDAQ. The shares were repurchased by the Company at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020.  The total cost of the share repurchases was $3,867,047.

Three Months Ended November 30, 2019 and 2018

For the three months ended November 30, 2019, sales decreased by $2,010,922, or 22% to $7,055,178 from $9,066,100 for the three months ended November 30, 2018. Gross profit decreased by $260,743, or 11%.

Sales at JCC were $5,577,494 for the three months ended November 30, 2019 compared to sales of $6,993,428 for the three months ended November 30, 2018, which was a decrease of $1,415,934, or 20%. Several of the Company’s largest customers delayed their usual Q1 orders into later into the quarter or into the second quarter. The delay may be related to the status of tariffs on the Company’s metal products, as during the period the Company was notified that many of its metal products made in China have been reclassified and are no longer subject to the new tariffs. Operating loss for JCC was ($77,696) for the quarter ended November 30, 2019 compared to net income of $173,821 in the quarter ended November 30, 2018. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $784,868 for the three months ended November 30, 2019 compared to sales of $1,111,687 for the three months ended November 30, 2018, which was a decrease of $326,819, or 29%. Management has worked to refine the product mix by focusing on the most in demand products and redirecting sales directly to end users. For the quarter, Greenwood had an operating loss of ($15,618) compared to a profit of $33,596 in the three months ended November 30, 2018.

Sales at JCSC were $524,595 for the three months ended November 30, 2019 compared to sales of $756,910 for the three months ended November 30, 2018. This represents a decrease of $232,315, or 31%. A poor 2019 planting season across much of the United States has reduced the demand for the Company’s clover seed as a cover crop during the fall and winter. Operating income for JCSC for the quarter was $49,703 compared to income of $10,433 for the quarter ended November 30, 2018.

Sales at MSI were $168,221 for the quarter ended November 30, 2019 compared to sales of $204,075 for the quarter ended November 30, 2018. Effective September 1, 2019, the Company decided to close the MSI division and exit the Industrial Tools segment. During the quarter, the Company wrote-down a portion of the carrying value of the remaining inventory and began liquidation sales, which significantly reduced revenue. The operating loss for the quarter was ($107,217) compared to an operating loss of ($3,737) for the three months ended November 30, 2018.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2019, JC USA had operating income of $151,569 compared to operating income of $282,047 for the quarter ended November 30, 2018. The decline in income is largely due to higher administrative costs related to additional personnel in the current quarter and the implementation of a new software system. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2019 was 29.0% compared to 25.5% for the three months ended November 30, 2018. The current margins were higher due to a more favorable product mix of higher metal product sales and lower wood product sales.

Operating expenses rose by $229,140 to $2,059,217 from $1,830,077 for the three months ended November 30, 2019 as the Company added additional staff and has begun training to implementits new ERP software system. Selling, General and Administrative Expenses increased to $649,010 from $556,148. Depreciation and Amortization decreased to $48,148 from $50,870. Wages and Employee Benefits increased to $1,362,059 from $1,223,059. Interest and other income decreased to $11,614 from $17,151.

Income before income taxes was $741 for the quarter ended November 30, 2019 compared to $496,160 for the quarter ended November 30, 2018. The Company's income tax expense in the current quarter was $7,362 compared to $146,466 for the three months ended November 30, 2018. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect. The net loss for the three months ended November 30, 2019 was ($6,621), or ($0.00) per share, compared to net income of $349,694, or $0.08 per share, for the three months ended November 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2019, the Company had working capital of $17,760,292 compared to working capital of $17,761,616 as of August 31, 2019, a decrease of $1,324. Cash and cash equivalents totaled $8,969,249, a decrease of $683,061 from cash of $9,652,310. Accounts receivable fell to $2,164,026 from $2,835,952 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $902,321 to $7,280,126 as certain customers delayed their usual purchases to the second quarter. Prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $175,276. Note receivable fell to $997 from $1,197, and prepaid income taxes declined to $201,956 from $223,420.

Accounts payable was $238,133, a decline of $171,894 due to the timing of inventory purchases. Accrued liabilities declined by $125,836 to $1,186,744, and deferred tax liability fell to $47,103 from $61,204.

As of November 30, 2019, accounts receivable and inventory represented 49% of current assets and 43% of total assets. For the three months ended November 30, 2019, the accounts receivable collection period, or DSO, was 28 days compared to 37 days for the three months ended November 30, 2018. Inventory turnover to the three months ended November 30, 2019 was 124 days compared to 140 days for the three months ended November 30, 2018.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of November 30, 2019, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2019, the one month LIBOR rate plus 175 basis points was 3.44% (1.69% + 1.75%). The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

The Company has been utilizing its cash position by repurchasing common shares in order to increase shareholder value. No common shares were repurchased in the quarter ended November 30, 2019. Subsequent to the end of the period, the Company privately repurchased for cancelation a total of 490,120 common shares from two large shareholders, including a current officer and director of Jewett-Cameron. The shares were repurchased by the Company at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020.  The total cost of the share repurchases was $3,867,047.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 1,570 shares for the three months ended November 30, 2019. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2019, our top ten customers represented 74% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2019. However, the Company is exposed to interest rate risk.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 14, 2020	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

