Form 10-Q
period 2020-02-29
JEWETT CAMERON TRADING CO LTD
filed 2020-04-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,481,162 common shares as of April 14, 2020.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 29, 2020

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 29, 2020	August 31, 2019

ASSETS

Current assets
Cash and cash equivalents	$3,875,531	$9,652,310
Accounts receivable, net of allowance of $Nil (August 31, 2019 - $Nil)	2,700,664	2,835,952
Inventory, net of allowance of $32,538 (August 31, 2019 - $119,357) (note 3)	7,248,548	6,377,805
Note receivable	897	1,197
Prepaid expenses	867,792	393,539
Prepaid income taxes	370,002	223,420

Total current assets	15,063,434	19,484,223

Property, plant and equipment, net (note 4)	2,775,867	2,727,406

Intangible assets, net (note 5)	779	3,048

Total assets	$17,840,080	$22,214,677

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 29, 2020	August 31, 2019

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$449,586	$410,027
Accrued liabilities	921,762	1,312,580

Total current liabilities	1,371,348	1,722,607

Deferred tax liability (note 6)	85,796	61,204

Total liabilities	1,457,144	1,783,811

Stockholders’ equity
Capital stock (note 8, 9)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,481,162 common shares (August 31, 2019 – 3,971,282)	821,284	936,903
Additional paid-in capital	618,707	618,707
Retained earnings	14,942,945	18,875,256

Total stockholders’ equity	16,382,936	20,430,866

Total liabilities and stockholders’ equity	$17,840,080	$22,214,677

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods at the end of February		Six Month Periods at the end of February
	2020	2019	2020	2019

SALES	$7,621,927	$7,857,175	$14,677,105	$16,923,275

COST OF SALES	5,616,672	6,095,887	10,623,507	12,852,901

GROSS PROFIT	2,005,255	1,761,288	4,053,598	4,070,374

OPERATING EXPENSES
Selling, general and administrative expenses	763,910	405,888	1,412,920	962,036
Depreciation and amortization	58,063	45,401	106,211	96,271
Wages and employee benefits	1,346,302	1,252,374	2,708,361	2,475,433
	2,168,275	1,703,663	4,227,492	3,533,740

(Loss) income from operations	(163,020)	57,625	(173,894)	536,634

OTHER ITEMS
Gain on sale of property, plant and equipment	400	105,365	400	105,365
Interest and other income	6,584	9,184	18,198	26,335
	6,984	114,549	18,598	131,700

(Loss) income before income taxes	(156,036)	172,174	(155,296)	668,334

Income tax expense	(18,226)	(52,545)	(25,588)	(199,011)

Net (loss) income	$(174,262)	$119,629	$(180,884)	$469,323

Basic earnings per common share	$(0.05)	$0.03	$(0.05)	$0.11

Diluted earnings per common share	$(0.05)	$0.03	$(0.05)	$0.11

Weighted average number of common shares outstanding:
Basic	3,562,630	4,218,348	3,811,956	4,218,672
Diluted	3,562,630	4,218,348	3,811,956	4,218,672

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 9)	(104,121)	(24,564)	-	(932,741)	(957,305)
Net income	-	-	-	469,323	469,323

February 28, 2019	4,210,538	$ 993,344	$ 600,804	$ 19,291,281	$ 20,885,429

Shares repurchased and cancelled (note 9)	(241,550)	(56,982)	-	(2,047,154)	(2,104,136)
Shares issued pursuant to compensation plans (note 10)	2,294	541	17,903	-	18,444
Net income	-	-	-	1,631,129	1,631,129

August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Shares repurchased and cancelled (note 9)	(490,120)	(115,619)	-	(3,751,427)	(3,867,046)
Net loss	-	-	-	(180,884)	(180,884)

February 29, 2020	3,481,162	$ 821,284	$ 618,707	$ 14,942,945	$ 16,382,936

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period at the end of February,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(180,884)	$469,323
Items not involving an outlay of cash:
Depreciation and amortization	106,211	96,271
(Gain) on sale of property, plant and equipment	(400)	(105,365)
Deferred income taxes	24,592	(1,967)

Changes in non-cash working capital items:
Decrease in accounts receivable	135,288	955,372
(Increase) in inventory	(870,743)	(1,902,410)
Decrease in note receivable	300	2,203
(Increase) in prepaid expenses	(474,253)	(218,265)
(Increase) in prepaid income taxes	(146,582)	(194,522)
(Decrease) in accounts payable and accrued liabilities	(351,259)	(858,868)

Net cash used in operating activities	(1,757,730)	(1,758,228)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(152,403)	-
Proceeds from sale of property, plant and equipment	400	324,674

Net cash provided by (used in) investing activities	(152,003)	324,674

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,867,046)	(957,305)

Net cash used in financing activities	(3,867,046)	(957,305)

Net decrease in cash	(5,776,779)	(2,390,859)

Cash, beginning of period	9,652,310	6,097,463

Cash, end of period	$3,875,531	$3,706,604

Supplemental disclosure with respect to cash flows (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

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

On September 1, 2019, the Company decided to permanently close the MSI division and exit the industrial tools business. As of February 29, 2020, the remaining inventory has been liquidated and the division is in the process of being closed.

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

February 29, 2020

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At February 29, 2020, cash and cash equivalents were $3,875,531 compared to $9,652,310 at August 31, 2019.

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

February 29, 2020

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

The (loss) earnings per share data for the three and six month periods ended February 29, 2020 and February 28, 2019 are as follows:

	Three Month Periods at the end of February,		Six Month Periods at the end of February,

	2020	2019	2020	2019

Net (loss) income	$(174,262)	$119,629	$(180,884)	$469,323

Basic weighted average number of common shares outstanding	3,562,630	4,218,348	3,811,956	4,218,672

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	3,562,630	4,218,348	3,811,956	4,218,672

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the three and six month periods ended February 29, 2020, and there were no options outstanding on February 29, 2020.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 29, 2020 and August 31, 2019 follows:

	February 29, 2020		August 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,875,531	$3,875,531	$9,652,310	$9,652,310
Accounts receivable, net of allowance	2,700,664	2,700,664	2,835,952	2,835,952
Accounts payable and accrued liabilities	1,371,348	1,371,348	1,722,607	1,722,607

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 29, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 29, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,875,531	$3,875,531	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

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

Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases.  The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied.  Earlier application is permitted. The Company adopted this ASU on September 1, 2019. There was no material impact on the Company’s financial statements on adoption.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU No. 2016-13 on its financial position, results of operations and liquidity.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	February 29, 2020	August 31, 2019

Wood products and metal products	$7,022,191	$5,833,047
Industrial tools	-	239,280
Agricultural seed products	226,357	305,478

	$7,248,548	$6,377,805

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 29, 2020	August 31, 2019

Office equipment	$565,490	$486,038
Warehouse equipment	1,231,295	1,265,532
Buildings	4,088,328	4,072,741
Land	559,065	559,065
	6,444,178	6,383,376

Accumulated depreciation	(3,668,311)	(3,655,970)

Net book value	$2,775,867	$2,727,406

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 29, 2020	August 31, 2019

Intangible assets	16,405	43,655

Accumulated amortization	(15,626)	(40,607)

Net book value	$779	$3,048

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

(Unaudited)

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of February 29, 2020 of $85,796 (August 31, 2019 - $61,204) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of February 29, 2020 or August 31, 2019.  At February 29, 2020, the line of credit borrowing limit was $3,000,000.

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

During the 2nd quarter of fiscal 2020 ended February 29, 2020, the Company repurchased for cancelation a total of 490,120 common shares from two large shareholders, including an officer and director of the Company. The shares were repurchased privately at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020.  The total cost of the share repurchases was $3,867,046. The premium paid to acquire those shares over their per share book value in the amount of $3,751,427 was recorded as a decrease to retained earnings

During the 4th quarter of fiscal 2019 ended August 31, 2019, the Company repurchased a total of 46,408 common shares under a 10b-18 share repurchase plan originally announced on February 7, 2019. The total cost was $399,593 at an average share price of $8.61 per share. The premium paid to acquire those shares over their per share book value in the amount of $388,645 was recorded as a decrease to retained earnings.

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

February 29, 2020

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

The exercise price of all stock options, granted under the stock option program, must be at least equal to the fair market value (subject to regulated discounts) of such common shares on the date of grant.  Options vested at the discretion of the Board of Directors.

During the quarter ended February 29, 2020, the Company’s Board of Directors approved the termination of the stock option program. The Company had no stock options outstanding as of February 29, 2020 and August 31, 2019.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

(Unaudited)

11.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the six months ended February 29, 2020 and February 28, 2019, the 401(k) compensation expense was $225,485 and $153,561, respectively.

12.

DISCONTINUED OPERATIONS

Effective September 1, 2019, the Board of Directors decided to permanently close the MSI division and exit the industrial tools business. As of February 29, 2020, the remaining inventory has been liquidated and the division is in the process of being closed. The operations and assets of MSI were significantly immaterial to the Company’s overall performance. As such, separate disclosure of MSI’s operations as discontinued operations within the Company’s statement of operations was not considered necessary.

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

Following is a summary of segmented information for the six month periods ended February 29, 2020 and February 28, 2019:

	2020	2019

Sales to unaffiliated customers:
Industrial wood products	$1,469,991	$1,962,817
Lawn, garden, pet and other	12,002,833	13,452,656
Seed processing and sales	966,245	1,089,480
Industrial tools and clamps	238,036	418,322
	$14,677,105	$16,923,275

(Loss) income before income taxes:
Industrial wood products	$(45,525)	$26,487
Lawn, garden, pet and other	(282,702)	14,092
Seed processing and sales	43,181	(60,794)
Industrial tools and clamps	(222,432)	(19,361)
Corporate and administrative	352,182	707,910
	$(155,296)	$668,334

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

(Unaudited)

13.

SEGMENT INFORMATION (cont’d…)

	2020	2019

Identifiable assets:
Industrial wood products	$712,138	$985,205
Lawn, garden, pet and other	9,348,210	13,677,090
Seed processing and sales	416,695	60,350
Industrial tools and clamps	2,749	433,501
Corporate and administrative	7,360,288	7,122,600
	$17,840,080	$22,278,746

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	152,403	-
	$152,403	$-

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 29, 2020 and February 28, 2019:

	2020	2019

Sales	$5,507,419	$8,054,610

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 29, 2020 and February 28, 2019:

	2020	2019

United States	$14,205,990	$16,168,654
Canada	379,527	621,444
Mexico/Latin America/Caribbean	62,826	104,370
Europe	3,247	27,026
Asia/Pacific	25,515	1,781

All of the Company’s significant identifiable assets were located in the United States as of February 29, 2020 and February 28, 2019.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2020

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

At February 29, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 57%. At February 28, 2019, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 49%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 29, 2020, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $6,188,865. For the six months ended February 28, 2019, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $9,260,530.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 29, 2020 and February 28, 2019 are summarized as follows:

	2020	2019

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$146,218	$395,500

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

17.

SUBSEQUENT EVENTS

In March 2020 the World Health Organization declared the COVID-19 coronavirus a global pandemic. This contagious disease outbreak and any related adverse public health developments will adversely affect workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2020 and August 31, 2019 and its results of operations and cash flows for the three and six month periods ended February 29, 2020 and February 28, 2019 in accordance with U.S. GAAP.  Operating results for the three and six month periods ended February 29, 2020 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2020. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The industrial tools segment reflects the business of MSI-PRO (MSI). MSI imports and distributes products including pneumatic air tools, industrial clamps, saw blades, digital calipers, and laser guides.  MSI brands include MSI-Pro, Avenger, and ProMax. Effective September 1, 2019, the Company decided to exit this segment and the remaining inventory has been liquidated.

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

The company was notified in September 2019 that certain products that it had imported from China would be reclassified and exempted from tariff treatment moving forward. This exception applies to many of the products the company imports from China, although some of the Company’s imported products remain under tariff.

RESULTS OF OPERATIONS

The second fiscal quarter ended February 29, 2020 was impacted by the beginnings of the COVID-19 Coronavirus pandemic, which began to affect the Company in January. The regular multi-week vacation in China to celebrate Chinese New Year was extended by several weeks due to Chinese government actions to reduce the spread of the virus. This resulted in an initial interruption to the Company’s supply chain for its Chinese manufactured goods of 2 to 3 weeks, and caused a similar delay in the Company’s delivery of these products to its customers who ordered direct shipped goods.

The Company embarked in a campaign to re-brand not only the primary enterprise, but business units and products. This official launch took place in the second quarter to resounding approval. The overall goal will be to connect the consumer across ALL retail and eCommerce platforms with a consistent look and explanation of value. This will broaden the Company’s touch in more sales channels and greater integration with retailers and e-commerce providers. The Company launched much of this new brand at the Global Pet Show in Orlando, Florida in February where it also launched its new compostable dog waste bag. The Lucky Dog® Zero Plastic Poop Bags are made from a 100% organic vegetable product and contain no plastic, dyes or chemicals. It is strong, leak-proof and easy to open while being fully compostable. The entire bag breaks down and returns to the earth in 90-180 days while leaving no micro-plastic residue like many other pet waste bags currently on the market. The new product has been well-accepted by both retailers and consumers and will reinforce Lucky Dog brand awareness across multiple consumer platforms. Initial sales and interest are expected to be realized in the third quarter.

The new patented steel fence post, LIFETIME POST™ continues to position the company firmly in the fencing market. The product was specifically designed to complement Jewett Cameron’s already long running, successful Adjust-A-Gate™ products, thus building a stronger branding in this market segment

As a result of a strategic review of the Company’s secondary business operations and assets initiated in fiscal 2019, management and the Board of Directors decided to exit the industrial tools segment and close the MSI division. Over the last several years, MSI has been a very minor contributor to the Company’s overall sales and has been posting operating losses. Management believes there are greater opportunities for growth in the three remaining operating segments, including the seed division, where the Company will continue to focus on improving and adding to its market share in sales and service.  During the six month period, the remaining MSI inventory was liquidated and the division is in the process of its final closure which is expected to be completed in the third quarter.

The COVID-19 response in the US has had some effect on the Company’s customers and their orders. One major customer delayed their initial launch of  new products in their stores, but the Company was able to redirect the inventory reserved for their launch to other customers who have seen better than expected seasonal sales Although much of North America instituted stay at home or shelter in place orders, major DIY centers have remained largely open carrying Jewett Cameron’s products. In addition, where traffic has lessened in brick and mortar outlets, much of those missing in-store sales have shifted to online orders. Demand for the Company’s pet and fencing products so far in the 3rd fiscal quarter has been consistent with historic levels, as pet adoptions have risen during the crisis as more people are confined to their homes.

The outlook for the remainder of the 3rd and 4th quarter remains uncertain due to the COVID-19 situation and its unknown duration. The contraction in the North American economies due to the temporary closure of numerous businesses, and the resulting loss of work by a significant percentage of the workforce, may reduce overall consumer spending in the Spring and Summer, which are typically the Company’s best two quarters of the year.

The Company has adjusted its operations in response to the State of Oregon’s orders to curtail the spread of COVID-19. Currently, the entire workforce has been retained without any lay-offs or reductions in shifts or work hours. As of the end of February roughly 50% of employees were working from home, and the remaining employees are working split shifts on site to minimize overall headcount and manage appropriate mandated social distancing and cleaning protocols. As of this date of publishing, we have increased the remote workers to 60% and have modified several positions to split-shift in order to maintain appropriate desk-to-desk social distancing. To date, there have been no adverse costs related to remote work or the implementation of the new processes needed for the home-based workers. Employees have curtailed travel to meet with suppliers and customers, which has been mitigated using other forms of communication, including video conferencing.

There have been no COVID-19 cases among our employees. However, if any employees working at headquarters or in the warehouse facilities contract the virus, the Company would be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which would result in delayed or lost revenue, and increased costs. Any expansion in the current State of Oregon orders regarding workplaces and travel restrictions could result in the Company having to temporarily close its facilities altogether. Our suppliers and many of our customers are subject to the same risks. Currently, the Company’s Chinese suppliers have recovered faster than expected from the prior shutdowns, and we are receiving containers of product by sea from China without delays. However, due to the recent idling of substantial international shipping capacity in response to lower demand and movement restrictions, there may be delays or extra costs to receive our products from China once the virus-related restrictions are lifted and international trade demand begins to recover. There is no means to project if or when any of these events may occur.

The Company has also continued to use its excess cash to repurchase and cancel common shares. During the second fiscal quarter, the Company repurchased for cancelation a total of 490,120 common shares from two large shareholders. 300,000 common shares were repurchased from Michael Nasser, the Company’s Co-Founder and current Corporate Secretary and Director, and 190,120 shares were repurchased from the Donald Boone Irrev Trust (“Boone Trust”), a trust established by Company’s other Co-Founder, and former CEO and Chairman, Donald Boone. The Boone Trust received Mr. Boone’s Jewett-Cameron common shares upon his death in May 2019. Mr. Nasser sold his shares for estate planning purposes, while the Boone Trust sold its shares to provide distributions to the Trust’s beneficiaries as required by Mr. Boone’s will. By repurchasing such a large number of shares privately instead of through the public marketplace, the Company and the sellers were able to complete the transactions quickly at a fixed price, which may have been difficult to complete in the public market due to the prevailing low trading volume of the Company’s shares on NASDAQ. The shares were repurchased by the Company at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020.  The total cost of the share repurchases was $3,867,046.

RESULTS OF OPERATIONS

Three Months Ended February 29, 2020 and February 29, 2019

For the three months ended February 29, 2020, sales decreased by $235,248 to $7,621,927 from $7,857,175. This represents a decrease of 3%.

Sales at JCC were $6,425,339 for the three months ended February 29, 2020 compared to sales of $6,459,228 for the three months ended February 28, 2019. This represents a slight decrease of $33,889. Sales in the current period were negatively affected by the initial stages of the COVID-19 situation, including unplanned delays in receiving certain products from China due to the extended factory shutdowns which pushed several weeks of orders from the 2nd into the 3rd quarter.. The prior year’s quarter was negatively affected by unseasonably cold and wet weather across most of the United States, which resulted in retailers delaying their purchases of outdoor lawn, garden and patio products for the Spring and Summer season. Operating loss for the current quarter was ($160,006) compared to a similar operating loss of ($159,730) for the quarter ended February 28, 2019. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood declined by $166,007, or 20%, to $685,123 from sales of $851,130 for the three months ended February 28, 2019. Overall, demand for Greenwood’s industrial wood products remains weak, but management’s efforts to focus on the most in demand products directly to end users have improved this segment’s margins. For the three months ended February 28, 2020, Greenwood had an operating loss of ($29,907) compared to an operating loss of ($7,109) for the three months ended February 28, 2019.

Sales at JCSC were $441,650 compared to sales of $332,570 for the three months ended February 28, 2019, which was an increase of $109,080, or 33%. Wet weather across North America resulted in poor planting seasons in late 2018 and in 2019 which reduced the demand for the Company’s clover seed as a cover crop during both fiscal 2020 and 2019. Operating loss at JCSC for the quarter ended February 29, 2020 was ($6,522) compared to an operating loss of ($71,227) for the quarter ended February 28, 2019.

Sales at MSI were $69,816 for the three months ended February 29, 2020 compared to sales of $214,247 for the three months ended February 28, 2019. Since management decided to exit the industrial tools segment during fiscal 2020 and close MSI, the current quarter’s sales represent the final liquidation of the remaining inventory, much of which was sold at a significant discount to the Company’s carrying value. Net loss for the current quarter was ($115,215) compared to an operating loss of ($15,623) for the quarter ended February 28, 2019.

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 29, 2020, JC USA had operating income of $155,613 compared to operating income of $425,863 for the quarter ended February 28, 2019. The reduction in operating income is largely due to higher administrative costs related to additional personnel in the current quarter. The results of JC USA are eliminated on consolidation

Gross margin for the three months ended February 29, 2020 was February 28, 2019 was 26.3% compared to 22.4% for the three months ended February 28, 2019. Margins in the current quarter were supported by higher sales of metal and pet products compared to lower margin wood products.

Operating expenses increased by $464,612 to $2,168,275 from $1,703,663 for the three months ended February 28, 2019. Selling, General and Administrative Expenses rose to $763,910 from $405,888 and Wages and Employee Benefits increased to $1,346,302 from $1,252,374 as the Company added additional staff to support its new sales and marketing initiatives and roll-out of new products. Depreciation and Amortization increased to $58,063 from $45,401. Other items in the current quarter ended February 29, 2020 included gain on the sale of property, plant and equipment of $400, and Interest and other income was $6,584. During the quarter ended February 28, 2019, interest and other income was $9,184 and gain on sale of property, plant and equipment was $105,365 from the sale of the Manning property.

Income tax expense for the three month period ended February 29, 2020 was $18,226 compared to $52,545 for the quarter ended February 28, 2019. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended February 29, 2020 was ($174,262), or ($0.05) per basic and diluted shares, compared to net income of $119,629, or $0.03 per basic and diluted share, for the quarter ended February 28, 2019.

Six Months Ended February 29, 2020 and February 28, 2019

For the six months ended February 29, 2020 sales decreased by $2,246,170, or 13%, to $14,677,105 from sales of $16,923,275 recorded in the six month period ended February 28, 2019.

Sales at JCC were $12,002,833 for the six months ended February 29, 2020 compared to sales of $13,452,656 for the six months ended February 28, 2019, which was a decrease of $1,449,823, or 11%. Sales in the current period were negatively affected by the initial stages of the COVID-19 situation, including unplanned delays in receiving certain products from China due to the extended factory shutdowns which pushed several weeks of orders from the 2nd into the 3rd quarter. Operating loss at JCC for the current six month period was ($282,702) compared to operating income of $14,092 for the six months ended February 28, 2019. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,469,991 for the six months ended February 29, 2020 compared to sales of $1,962,818 for the six months ended February 28, 2019. This represent a decrease of $492,827, or 25%. Overall, demand for Greenwood’s industrial wood products remains weak, but management’s efforts to focus on the most in demand products directly to end users have improved this segment’s margins. For the six months ended February 29, 2020, Greenwood had an operating loss of ($45,525) compared to operating income of $26,487 for the six months ended February 28, 2019.

Sales at JCSC for the six months ended February 29, 2020 were $966,245 compared to sales of $1,089,480 for the six months ended February 28, 2019. This represents a decrease of $123,235, or 11%. Wet weather resulted in poor planting seasons across North America in late 2018 and in 2019 which reduced the demand for the Company’s clover seed as a cover crop during both fiscal 2020 and 2019. For the six months ended February 29, 2020, JCS had operating income of $43,181 compared to an operating loss of ($60,794) for the six months ended February 28, 2019.

Sales at MSI for the six months ended February 29, 2020 was $238,036 compared to sales of $418,322 for the six months ended February 28, 2019. Effective September 1, 2019, Management decided to exit the industrial tools segment and close MSI. The current six month’s sales represent the final liquidation of all of MSI’s remaining inventory, much of which was sold at a significant discount to the Company’s carrying value. For the six months ended February 29, 2020 MSI had an operating loss of ($222,432) compared to an operating loss of ($19,361) for the six months ended February 28, 2019.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $352,182 for the six months ended February 29, 2020 compared to net income of $707,910 for the six months ended February 28, 2019. The decrease is due to the addition of new personnel and higher administrative costs in the current period, including the costs related to the implementation of a new ERP software system. The results of JC USA are eliminated on consolidation.

Gross margin for the six month period ended February 29, 2020 was 27.6% compared to 24.0% for the six months ended February 28, 2019. The higher margin in the current period was primarily due to higher sales of metal and pet products.

Operating expenses for the six months ended February 29, 2020 were $4,227,492 compared to expenses of $3,533,740 for the six month period ended February 28, 2019. Selling, General and Administrative Expenses increased to $1,412,920 from $962,036, and Wages and Employee Benefits increased to $2,708,361 from $2,475,433 as the Company added additional staff to support its new sales and marketing initiatives and roll-out of new products. Depreciation and Amortization rose to $106,211 from $96,271. Other items in the current six month period included Gain on Sale of Property, Plant and Equipment of $400 and Interest and Other Income of $18,198. During the six months ended February 28, 2019, Gain on Sale of Property, Plant and Equipment was $105,365 from the sale of the Manning property, and interest and other income of $26,335.

Income tax expense for the six months ended February 29, 2020 was $25,588 compared to $199,011 for the six months ended February 28, 2019. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the six months ended February 29, 2020 was ($180,884), or ($0.05) per basic and diluted shares, compared to net income of $469,323, or $0.11 per basic and diluted share, for the six months ended February 28, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2020, the Company had working capital of $13,692,086 compared to working capital of $17,761,616 as of August 31, 2019, a decrease of $4,069,530. Cash and cash equivalents totaled $3,875,531, a decrease of $5,776,779 from cash of $9,652,310. Accounts receivable fell to $2,700,664 from $2,835,952 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $870,743 to $7,248,548 and prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $474,253 as the delivery of certain products were delayed by the extended shutdown of Chinese factories. Note receivable fell to $897 from $1,197, and prepaid income taxes rose to $370,002 from $223,420.

Accounts payable was $449,586, an increase of $39,559 due to the timing of inventory purchases. Accrued liabilities declined by $390,818 to $921,762, and deferred tax liability rose to $85,796 from $61,204.

As of February 29, 2020, accounts receivable and inventory represented 66% of current assets and 56% of total assets. For the three months ended February 29, 2020, the accounts receivable collection period, or DSO, was 32 compared to 37 for the three months ended February 28, 2019. For the six month period ended February 29, 2020, the DSO was 33 compared to 34 for the six months ended February 28, 2019. Inventory turnover for the three months ended February 28, 2019 was 118 days compared to 167 days for the three months ended February 28, 2019. For the six months ended February 29, 2020, inventory turnover was 117 days compared to 151 days for the six months ended February 28, 2019.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of February 29, 2020, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of February 29, 2020, the one month LIBOR rate plus 175 basis points was 3.27% (1.52% + 1.75%). With the phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2021. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit also has certain financial covenants.  The Company is in compliance with these covenants.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

The Company has been utilizing its cash position by repurchasing common shares in order to increase shareholder value. During the second quarter and six month period ended February 29, 2020, the Company privately repurchased for cancelation a total of 490,120 common shares from two large shareholders, including a current officer and director of Jewett-Cameron. The shares were repurchased by the Company at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020.  The total cost of the share repurchases was $3,867,046.

The following table details the Company’s repurchase of its common shares during the second quarter of fiscal 2020 ended February 29, 2020.

Period	Total Number of Shares purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum Number of shares that may yet be purchased under the plans or programs

December	190,120	$7.89	-(1)	-(1)

January	300,000	$7.89	-(1)	-(1)

February	-	-	-	-

Total	490,120	$7.89	-	-

(1)

These repurchases were made privately with two of the Company’s largest shareholders and are not part of a publicly announced plan or program.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 1,620 shares for the six months ended February 29, 2020. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

Risks Related to Our Business

A contagious disease outbreak, such as the recent COVID-19 pandemic emergency, could have an adverse effect on our operations and financial condition

Our business could be negatively affected by an outbreak of an infectious disease due to the consequences of the actions taken by companies and governments to contain and control the virus. These consequences include:

•

the inability of our third-party manufacturers in China and elsewhere to manufacture or deliver products to us in a timely manner, if it all.

•

Isolation requirements may prevent our employees from being able to report to work or being required to work from home or other off-site location which may prevent us from accomplishing certain functions, including receiving products from our suppliers and fulfilling orders for our customers, which may result in an inability to meet our obligations.

•

Our new products may be delayed or require unexpected changes to be made to our new or existing products.

•

The effect of the outbreak on the economy may be severe, including an economic downturn and decrease in employment levels which could result in a decrease in consumer demand for our products.

The financial impact of such an outbreak are outside our control and are not reasonable to estimate, but may be significant. The costs associated with any outbreak may have an adverse impact on our operations and financial condition and not be fully recoverable or adequately covered by insurance.

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

For the six months ended February 29, 2020, our top ten customers represented 74% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 29, 2020. However, the Company is exposed to interest rate risk.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 14, 2020	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

