Form 10-Q
period 2020-05-31
JEWETT CAMERON TRADING CO LTD
filed 2020-07-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,481,162 common shares as of July 14, 2020.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2020

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2020	August 31, 2019

ASSETS

Current assets
Cash and cash equivalents	$3,269,289	$9,652,310
Accounts receivable, net of allowance of $Nil (August 31, 2019 - $Nil)	6,880,459	2,835,952
Inventory, net of allowance of $32,538 (August 31, 2019 - $119,357) (note 3)	6,786,087	6,377,805
Notes receivable (note 9)	563,010	1,197
Prepaid expenses	1,336,080	393,539
Prepaid income taxes	121,734	223,420

Total current assets	18,956,659	19,484,223

Property, plant and equipment, net (note 4)	2,774,912	2,727,406

Intangible assets, net (note 5)	719	3,048

Total assets	$21,732,290	$22,214,677

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2020	August 31, 2019

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,520,610	$410,027
Current portion of notes payable (note 8)	302,536	-
Accrued liabilities	1,650,289	1,312,580

Total current liabilities	3,473,435	1,722,607

Long-term liabilities

Notes payable (note 8)	378,171	-

Deferred tax liability (note 6)	100,775	61,204

Total liabilities	3,952,381	1,783,811

Stockholders’ equity
Capital stock (note 10, 11)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,481,162 common shares (August 31, 2019 – 3,971,282)	821,284	936,903
Additional paid-in capital	618,707	618,707
Retained earnings	16,339,918	18,875,256

Total stockholders’ equity	17,779,909	20,430,866

Total liabilities and stockholders’ equity	$21,732,290	$22,214,677

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2020	2019	2020	2019

SALES	$16,241,239	$16,692,241	$30,918,345	$33,615,516

COST OF SALES	11,931,746	13,054,487	22,555,253	25,907,388

GROSS PROFIT	4,309,493	3,637,754	8,363,092	7,708,128

OPERATING EXPENSES
Selling, general and administrative expenses	706,079	759,708	2,118,999	1,721,743
Depreciation and amortization	54,781	47,141	160,992	143,413
Wages and employee benefits	1,635,051	1,324,267	4,343,412	3,799,700

	(2,395,911)	(2,131,116)	(6,623,403)	(5,664,856)

Income from operations	1,913,582	1,506,638	1,739,689	2,043,272

OTHER ITEMS
Gain on sale of property, plant and equipment	2,200	-	2,600	105,366
Interest and other income	3,217	7,033	21,414	33,368
	5,417	7,033	24,014	138,734

Income before income taxes	1,918,999	1,513,671	1,763,703	2,182,006

Income tax expense	(522,026)	(415,461)	(547,614)	(614,472)

Net income	$1,396,973	$1,098,210	$1,216,089	$1,567,534

Basic earnings per common share	$0.40	$0.27	$0.33	$0.36

Diluted earnings per common share	$0.40	$0.27	$0.33	$0.36

Weighted average number of common shares outstanding:
Basic	3,481,162	4,022,587	3,672,858	4,318,128
Diluted	3,481,162	4,022,587	3,672,858	4,318,128

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 11)	(299,263)	(70,598)	-	(2,591,250)	(2,661,848)
Net income	-	-	-	1,567,534	1,567,534

May 31, 2019	4,015,396	$ 947,310	$ 600,804	$ 18,730,983	$ 20,279,097

Shares repurchased and cancelled (note 11)	(46,408)	(10,948)	-	(388,645)	(399,593)
Shares issued pursuant to compensation plans (note 12)	2,294	541	17,903	-	18,444
Net income	-	-	-	532,918	532,918

August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Shares repurchased and cancelled (note 11)	(490,120)	(115,619)	-	(3,751,427)	(3,867,046)
Net Income	-	-	-	1,216,089	1,216,089

May 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 16,339,918	$ 17,779,909

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,216,089	$1,567,534
Items not involving an outlay of cash:
Depreciation and amortization	160,992	143,413
(Gain) on sale of property, plant and equipment	(2,600)	(105,366)
Deferred income tax expense	39,571	3,997

Changes in non-cash working capital items:
(Increase) in accounts receivable	(4,044,507)	(2,972,532)
(Increase) decrease in inventory	(408,282)	1,173,224
(Increase) in notes receivable	(561,813)	-
(Increase) decrease in prepaid expenses	(942,541)	21,268
Decrease (increase) in prepaid income taxes	101,686	(65,975)
Increase (decrease) in accounts payable and accrued liabilities	1,448,292	(82,148)

Net cash (used in) provided by operating activities	(2,993,113)	(316,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(207,469)	(8,112)
Proceeds from sale of property, plant and equipment	3,900	327,077

Net cash provided by (used in) investing activities	(203,569)	318,965

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	680,707	-
Redemption of common stock	(3,867,046)	(2,661,848)

Net cash (used in) financing activities	(3,186,339)	(2,661,848)

Net (decrease) increase in cash	(6,383,021)	(2,659,468)

Cash, beginning of period	9,652,310	6,097,463

Cash, end of period	$3,269,289	$3,437,995

Supplemental disclosure with respect to cash flows (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

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

On September 1, 2019, the Company decided to permanently close the MSI division and exit the industrial tools business. As of May 31, 2020, the remaining inventory has been liquidated and the division is in the process of being closed.

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

May 31, 2020

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At May 31, 2020, cash and cash equivalents were $3,269,289 compared to $9,652,310 at August 31, 2019.

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

May 31, 2020

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

The earnings per share data for the three and nine month periods ended May 31, 2020 and 2019 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,

	2020	2019	2020	2019

Net income	$1,396,973	$1,098,210	$1,216,089	$1,567,534

Basic weighted average number of common shares outstanding	3,481,162	4,022,587	3,672,858	4,318,128

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	3,481,162	4,022,587	3,672,858	4,318,128

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No stock options were granted during the three and nine month periods ended May 31, 2020, and there were no options outstanding on May 31, 2020.

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

Cash - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2020 and August 31, 2019 follows:

	May 31, 2020		August 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,269,289	$3,269,289	$9,652,310	$9,652,310
Accounts receivable, net of allowance	6,880,459	6,880,459	2,835,952	2,835,952
Accounts payable and accrued liabilities	3,170,899	3,170,899	1,722,607	1,722,607

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,269,289	$3,269,289	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2020	August 31, 2019

Wood products and metal products	$6,340,274	$5,833,047
Industrial tools	-	239,280
Agricultural seed products	445,813	305,478

	$6,786,087	$6,377,805

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2020	August 31, 2019

Office equipment	$573,977	$486,038
Warehouse equipment	1,271,481	1,265,532
Buildings	4,088,328	4,072,741
Land	559,065	559,065
	6,492,851	6,383,376

Accumulated depreciation	(3,717,939)	(3,655,970)

Net book value	$2,774,912	$2,727,406

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2020	August 31, 2019

Intangible assets	16,405	43,655

Accumulated amortization	(15,686)	(40,607)

Net book value	$719	$3,048

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2020 of $100,775 (August 31, 2019 - $61,204) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of May 31, 2020 or August 31, 2019.  At May 31, 2020, the line of credit borrowing limit was $3,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 175 basis points.

8.

NOTES PAYABLE

On May 4, 2020, the Company entered into loan agreements with U.S. Bank (the “Lender”) for two unsecured loans represented by promissory notes (the “Notes”). The loans were made pursuant to the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).

The first loan was made to JCC for $487,127 and the second loan was made to JC USA for $193,580. The total principal amount of the two notes is $680,707. They have a term of 2 years with a 1% annual interest rate. Payments are deferred for 6 months, after which the repayment of principal and interest is required to be made in equal monthly payments over 18 months beginning December 4, 2020. There is no prepayment penalty. If proceeds are used for qualifying expenses as defined by the CARES Act, including payroll costs, health care benefits, rent and utilities, the Company can apply for forgiveness after 60 days of all or any portion of the promissory note used for such qualifying expenses. Although the Company intends to use the proceeds for qualifying expenses, there is no assurance that the Company will obtain forgiveness of the loan. The terms of the promissory note, including eligibility and forgiveness, may be subject to additional requirements adopted by the SBA.

The Company has chosen to account for the loans under FASB ASC 470. Repayment amounts due within 1 year have been recorded as current liabilities, and the remaining amounts due in more than 1 year as long-term liabilities. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment.

9.

NOTES RECEIVABLE

During the 2nd quarter of fiscal 2020 ended February 29, 2020, the Company privately repurchased a total of 490,120 common shares from two large shareholders, including an officer and director of the Company. During the third quarter, it was determined that as a private purchase of a Canadian incorporated company by a foreign entity, a Canadian Federal tax liability to the share sellers was created. The Company determined the outstanding liability was $562,713. The Company arranged with the share sellers to forward this amount to the Canadian tax authorities on their behalf to minimize possible penalties and interest. The Company received promissory notes from each seller to fully repay the Company for these payments.

Subsequent to the end of the period, the Company received full repayment of these amounts from each share seller totaling $562,713. See Note 19.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

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

May 31, 2020

(Unaudited)

12.

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

During the quarter ended February 29, 2020, the Company’s Board of Directors approved the termination of the stock option program. The Company had no stock options outstanding as of May 31, 2020 and August 31, 2019.

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

13.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the nine months ended May 31, 2020 and 2019, the 401(k) compensation expense was $330,208 and $227,379, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

14.

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

15.

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

Following is a summary of segmented information for the nine month periods ended May 31, 2020 and 2019.

	2020	2019

Sales to unaffiliated customers:
Industrial wood products	$1,955,669	$2,993,653
Lawn, garden, pet and other	27,493,875	28,435,820
Seed processing and sales	1,230,765	1,551,427
Industrial tools and clamps	238,036	634,616
	$30,918,345	$33,615,516

Income (loss) before income taxes:
Industrial wood products	$(69,619)	$53,624
Lawn, garden, pet and other	1,626,378	1,300,444
Seed processing and sales	(60,458)	(121,164)
Industrial tools and clamps	(238,195)	(20,604)
Corporate and administrative	505,597	969,706
	$1,763,703	$2,182,006

Identifiable assets:
Industrial wood products	$780,726	$1,149,255
Lawn, garden, pet and other	13,346,110	13,703,422
Seed processing and sales	547,496	469,466
Industrial tools and clamps	741	450,888
Corporate and administrative	7,057,217	6,682,067
	$21,732,290	$22,455,098

Depreciation and amortization:
Industrial wood products	$-	$-
Lawn, garden, pet and other	20,777	16,585
Seed processing and sales	4,761	6,134
Industrial tools and clamps	2,241	367
Corporate and administrative	133,213	120,327
	$160,992	$143,413

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

15.

SEGMENT INFORMATION (cont’d…)

	2020	2019

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	207,469	8,112
	$207,469	$8,112

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2020 and 2019:

	2020	2019

Sales	$12,605,112	$15,042,055

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2020 and 2019:

	2020	2019

United States	$30,184,205	$32,343,957
Canada	535,049	979,510
Mexico / Latin America / Caribbean	159,926	176,858
Europe	6,867	36,138
Asia/Pacific	32,298	79,053

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2020 and 2019.

16.

RISKS

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

At May 31, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 56%. At May 31, 2019, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 66%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

16.

RISKS (cont’d…)

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2020, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $13,119,225. For the nine months ended May 31, 2019, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $14,139,344.

17.

IMPACT OF COVID-19

In March 2020 the World Health Organization declared the COVID-19 coronavirus a global pandemic. This contagious disease outbreak and the related adverse public health developments have adversely affected workforces, economies, and financial markets globally which has led to an economic downturn.

During the 3rd quarter of fiscal 2020 ended May 31, 2020, the Company recorded lower sales as many of its customers reduced their purchases of products for their traditional brick-and-mortar retail stores amid stay-at-home orders across the United States. However, higher sales from consumer internet purchases resulted in higher margins for the quarter.

It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s future business or results of operations at this time.

18.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2020 and 2019 are summarized as follows:

	2020	2019

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$342,897	$676,000

There were no non-cash investing or financing activities during the periods presented.

19.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2020

(Unaudited)

20.

SUBSEQUENT EVENTS

a.

The Paycheck Protection Program Flexibility Act was signed on June 5, 2020. This law modifies the PPP in several ways, including permitting the amendment of the maturity date on PPP loans made before June 5th from two years to five years, extending the PPP Loan forgiveness period from 8 weeks to 24 weeks (168 days) from the loan origination date, and reducing the required amount of payroll expenditures for forgiveness of the loan to 60% of the principal. The Company is evaluating these changes and has not yet determined if it will request to modify its existing loan with the new amendments.

b.

Subsequent to the end of the quarter, the Company received full repayment of $562,713 pursuant to the promissory notes receivable.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2020 and August 31, 2019 and its results of operations and cash flows for the three and nine month periods May 31, 2020 and 2019 in accordance with U.S. GAAP.  Operating results for the three and nine month periods ended May 31, 2020 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2020. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The industrial tools segment reflects the business of MSI-PRO (MSI). MSI imported and distributd products including pneumatic air tools, industrial clamps, saw blades, digital calipers, and laser guides.  MSI brands include MSI-Pro, Avenger, and ProMax. Effective September 1, 2019, the Company decided to exit this segment and the remaining inventory has been liquidated.

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

The company was notified in September 2019 that certain products that it had imported from China would be reclassified and exempted from tariff treatment moving forward. This exception applies to many of the products the company imports from China, although some of the Company’s imported products remain under tariff. Exemptions from the tariffs are subject to administrative changes and any decisions to curtail or eliminate such tariffs. Since these actions would be instituted by the Federal Government, they are beyond the direct or indirect control of the Company and will be addressed as information becomes available.

RESULTS OF OPERATIONS

The impact of the COVID-19 Coronavirus global pandemic, which began to affect the Company in January, was felt throughout the third quarter. With the shutdown of businesses and imposition of stay-at-home orders across the United States, consumers shifted much of their buying patterns to online shopping. As people stayed at home, DIY home improvement projects have been popular, and so have pet adoptions. This has led to much higher sales volumes beginning in March in certain of the Company’s categories, including fencing and pet products.

The Company has continued its campaign to re-brand its business units and products, with the goal to connect the consumer across all retail and eCommerce platforms with a consistent look and explanation of value. Several new products were released in the 3rd quarter, while the new Lucky Dog® Zero Plastic Poop Bags have been very popular with both consumers and retailers. These 100% compostable dog waste bags, which were launched at the Global Pet Show in Orlando in February, have strengthened our conversations with existing sales channels about complementary products, We have also added a significant pet market partner with a strong reach who has rapidly advanced to being one of our stronger customers.

We remain committed to grow our business by developing new products, growing our sales channels, and widening the marketing base. This commitment requires the continued investment in multiple areas to achieve these goals, including our facilities, equipment, and personnel. The rebound in business shown in the 3rd quarter is encouraging, but due to the ongoing COVID-19 situation and its severe effects on the overall economy, the outlook for the 4th quarter and into fiscal 2021 is uncertain.

In response to the COVID-19 pandemic, the Company has instituted strong protocols within its facility consistent with the State of Oregon’s requirements and CDC guidelines. This includes appropriate social distancing and cleaning protocols. The entire workforce has been retained without any lay-offs or reductions in shifts or work hours, and there have been no adverse costs related to remote work or the implementation of the new processes needed for the home-based workers. Although some employees previously working remotely have returned to work at the facility, approximately 40% of the workforce continues to work from home. This arrangement of 60/40 work at the facility/work from home will continue where appropriate to the functions of each employee’s role and responsibilities.

Due to the adherence to these protocols by our employees, we have not experienced any employee contracting the COVID-19 virus. It is critical to our continuing operations that we do all we can to protect and retain our workforce if and when they might experience exposure to the virus. If any employees working at headquarters or in the warehouse facilities contract the virus, the Company would be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which would result in delayed or lost revenue, and increased costs. For this reason, we will continue to be aggressive in ways to protect our operations and cash flows against the virus and take all precautions for any potential shut-downs or adjustments to our operations. Any change to the current State of Oregon orders regarding workplaces and travel restrictions could result in the Company having to temporarily close its facilities altogether. Our suppliers and many of our customers are subject to the same risks.

Three Months Ended May 31, 2020 and May 31, 2019

For the three months ended May 31, 2020, sales totaled $16,241,239 compared to sales of $16,692,241 for the three months ended May 31, 2019, which was a decrease of $451,002, or 3%.

Sales at JCC were $15,491,042 for the three months ended May 31, 2020 compared to sales of $14,983,164 for the three months ended May 31, 2019. This represents an increase of $507,878, or 3%. The increase in sales is attributable to the launch of several new products in fiscal 2020 and higher consumer demand in the fencing and pet product segments during the COVID-19 crisis. Operating income for JCC in the current quarter was $1,909,079 compared to income of $1,286,352 for the quarter ended May 31, 2019.

Sales at Greenwood for the quarter were $485,678 compared to sales of $1,030,836 for the three months ended May 31, 2019, which was a decrease of $545,158, or 53%. The shutdowns of factories and related industries during the COVID-19 crisis severely reduced demand for Greenwood’s products in the current quarter. For the three months ended May 31, 2020, Greenwood had an operating loss of ($24,093) compared to operating income of $27,136 for the three months ended May 31, 2019.

Sales at JCSC were $264,520 for the three months ended May 31, 2020 compared to sales of $461,947 for the three months ended May 31, 2019. This is a decrease of $197,427, or 43%. Wet weather across North America resulted in poor planting seasons in late 2018 and in 2019 which reduced the demand for the Company’s clover seed as a cover crop during both fiscal 2020 and 2019. For the quarter ended May 31, 2020, JCSC had an operating loss of ($103,639) compared to an operating loss of ($60,370) in the quarter ended May 31, 2019.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2020, JC USA had operating income of $153,415 compared to operating income of $281,017 for the quarter ended May 31, 2019. The reduction in operating income is largely due to higher administrative costs related to additional personnel in the current quarter. The results of JC USA are eliminated on consolidation

Gross margin for the three months ended May 31, 2020 was 26.5% compared to 21.8% for the three months ended May 31, 2019. Margins in the current quarter improved due to the increase in sales of higher margin products at JCC during the current period.

Operating expenses increased by $264,795 to $2,395,911 from $2,131,116 for the three months ended May 31, 2019. Selling, General and Administrative declined to $706,079 from $759,708 as the Company reduced certain marketing and sales expenditures in the current quarter due to the COVID-19 crisis. Wages and Employee Benefits rose to $1,635,051 from $1,324,267 as the Company increased its employee headcount compared to the prior year’s quarter. Depreciation rose to $54,781 from $47,141. Gain on Sale of Property, Plant and Equipment was $2,200 in the current quarter, while Interest and Other Income was $3,217 compared to $7,033 for the year-ago quarter.

Income tax expense for the three months ended May 31, 2020 was $522,026 compared to $415,461 for the three month period ended May 31, 2019. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect, and the increase in taxes is consistent with the higher income for the current quarter.

Net income for the quarter ended May 31, 2020 was $1,396,973, or $0.40 per basic and diluted share, compared to net income of $1,098,210, or $0.27 per basic and diluted share, for the quarter ended May 31, 2019.

Nine Months Ended May 31, 2020 and May 31, 2019

For the nine months ended May 31, 2020, sales totaled $30,918,345 compared to sales of $33,615,516 for the nine months ended May 31, 2019. This represents a decrease of $2,697,171, or 8%.

Sales at JCC were $27,493,875 for the nine months ended May 31, 2020, compared to sales of $28,435,820 for the nine months ended May 31, 2019, which was a decrease of $941,945, or 3%. Much of the decline in sales was attributable to slower than normal sales during the first two quarters of fiscal 2020. This period included the initial stages of the COVID-19 pandemic which resulted in lower product demand from certain customers and some shipping delays from Chinese manufacturers in the second quarter. Demand recovered during the third quarter of fiscal 2020, particularly in the fencing and pet product segments. Operating income at JCC was $1,626,378 compared to income of $1,300,444 for the nine months ended May 31, 2019, which was an increase of $325,934, or 25%. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,955,669 for the nine months ended May 31, 2020 compared to sales of $2,993,653 for the nine months ended May 31, 2019. This represents a decrease of $1,037,984, or 35%. Overall, demand for Greenwood’s industrial wood products remains weak, with sales declining significantly during the third quarter of fiscal 2020 as shutdowns of factories during the COVID-19 crisis resulted in less demand for Greenwood’s industrial wood products. For the nine months ended May 31, 2019, Greenwood had an operating loss of ($69,619) compared to operating income of $53,624 for the nine months ended May 31, 2019.

Sales at JCSC for the nine months ended May 31, 2020 were $1,230,765 compared to sales of $1,551,427 for the nine months ended May 31, 2019, which was a decrease of $320,662, or 21%. Wet weather resulted in poor planting seasons across North America in late 2018 and in 2019 which reduced the demand for the Company’s clover seed as a cover crop during both fiscal 2020 and 2019. For the nine-month period ended May 31, 2020, JCSC had an operating loss of ($60,458) compared to an operating loss of ($121,164) for the nine months ended May 31, 2019.

Sales at MSI were $238,036 for the nine months ended May 31, 2020 compared to sales of $634,616 for the nine months ended May 31, 2019. Effective September 1, 2019, Management decided to exit the industrial tools segment and close MSI. The current nine month’s sales represent the final liquidation of all of MSI’s remaining inventory, much of which was sold at a significant discount to the Company’s carrying value.. For the nine months ended May 31, 2020, MSI had an operating loss of ($238,195) compared to an operating loss of ($20,604) for the nine months ended May 31, 2019.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $505,597 compared to income of $969,706 for the nine months ended May 31, 2019. The decrease is due to the addition of new personnel and higher administrative costs in the current period, including the costs related to the implementation of a new ERP software system. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2020 was 27.0% compared to 22.9% compared for the nine months ended May 31, 2019. The higher margin in the current period was primarily due to higher sales of metal and pet products. Wood sales also contributed to the higher margins in the current period compared to the prior year due to an extremely tight supply market for cedar products.

Operating expenses rose by $958,547 to $6,623,403 from operating expense of $5,664,856 in the nine month period ended May 31, 2019 as the Company added additional staff to support its new sales and marketing initiatives and roll-out of new products. Selling, General and Administrative expenses increased to $2,118,999 from $1,721,743, an increase of $397,256. Wages and Employee Benefits increased to $4,343,412 from $3,799,700, an increase of $543,712. Depreciation and amortization rose to $160,992 from $143,413.

Other items in the current nine-month period ended May 31, 2020 included Gain on the Sale of Property, Plant and Equipment of $2,600 and Interest and Other Income of $21,414. Other items in the nine month period ended May 31, 2019 was Gain on Sale of Property, Plant and Equipment of $105,366 which was primarily due to the sale of the Manning property, and Interest and Other Income totaling $33,368.

Income tax expense in the current nine month period was $547,614 compared to $614,472 for the nine months ended May 31, 2019. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2020 was $1,216,089, or $0.33 per basic and diluted share, compared to net income of $1,567,534, or $0.36 per basic and diluted share, for the nine months ended May 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2020, the Company had working capital of $15,105,053 compared to working capital of $17,761,616 as of August 31, 2019, a decrease of $2,656,563. Cash and cash equivalents totaled $3,269,289, a decrease of $6,383,021 from cash of $9,652,310. Accounts receivable rose to $6,880,459 from $2,835,952 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $408,282 to $6,786,087 and prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $942,541. Notes receivable rose to $563,010 from $1,197 due to the Company pre-paying certain tax liabilities on behalf of the private sellers of common shares to the Company. Prepaid income taxes fell to $121,734 from $223,420.

Accounts payable was $1,520,610, an increase of $1,110,583 due to the timing of inventory purchases. Accrued liabilities increased by $337,709 to $1,650,289, and deferred tax liability rose to $100,775 from $61,204. Notes payable, which are the promissory notes PPP loans received in the 3rd quarter, totaled $680,707 compared to $Nil in the prior year’s period.

During the 3rd quarter of fiscal 2020, the Company applied for and received two loans under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company felt the PPP funds were necessary because the Company was quickly depleting its available cash in April due to inventory purchases to fulfil customer orders ahead of its busiest selling season, some delays in receiving inventory from China due to reduced availability of ocean shipping, and the danger of potential COVID-19 infections. If any of the Company’s employees on site were to contract the virus during this time, the Company would be required to shut down the facility for a minimum of 14 days to clean and disinfect, and no product would be shipped to customers. Without the cash flow from product sales, the Company would have likely had to immediately layoff or furlough many of its employees, which would further delay the Company’s ability to recover after the shutdown.

The principal amount of the PPP loans totals $680,707. They have a term of 2 years with a 1% annual interest rate. Payments are deferred for 6 months, after which the repayment of principal and interest is required to be made in equal monthly payments over 18 months beginning December 4, 2020. There is no prepayment penalty. If proceeds are used for qualifying expenses as defined by the CARES Act, including payroll costs, health care benefits, rent and utilities, the Company can apply for forgiveness after 60 days of all or any portion of the promissory note used for such qualifying expenses. On June 5, a Bill modifying the PPP loan conditions was signed into law. This new law permits the extension of the maturity date of existing PPP loans from two to five years, extending the PPP Loan forgiveness period from 8 weeks to 24 weeks from the loan origination date, and reducing the required percentage of payroll expenditures for forgiveness of the loan to 60%. The Company is evaluating these changes and has not yet determined if it will request to modify its existing loan with the new amendments.

As of May 31, 2020, accounts receivable and inventory represented 72% of current assets and 63% of total assets. For the three months ended May 31, 2020, the accounts receivable collection period, or DSO, was 39 compared to 39 for the three months ended May 31, 2019. For the nine-month period ended May 31, 2020, the DSO was 61 compared to 58 for the nine months ended May 31, 2019. Inventory turnover for the three months ended May 31, 2020 was 54 days compared to 72 days for the three months ended May 31, 2019. For the nine months ended May 31, 2020, inventory turnover was 80 days compared to 97 days for the nine months ended May 31, 2019.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of May 31, 2020, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one-month LIBOR rate plus 175 basis points.  As of May 31, 2020, the one-month LIBOR rate plus 175 basis points was 3.69% (1.94% + 1.75%). With the phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2021. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit also has certain financial covenants.  The Company is in compliance with these covenants.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the coming fiscal year.

The Company has also continued to use its excess cash to repurchase and cancel common shares. Prior to the spread of the COVID-19 virus from China, the Company repurchased for cancelation a total of 490,120 common shares from two large shareholders during the first month of the second fiscal quarter. 300,000 common shares were repurchased from Michael Nasser, the Company’s Co-Founder and current Corporate Secretary and Director, and 190,120 shares were repurchased from the Donald Boone Irrev Trust (“Boone Trust”), a trust established by Company’s other Co-Founder, and former CEO and Chairman, Donald Boone. The Boone Trust received Mr. Boone’s Jewett-Cameron common shares upon his death in May 2019. Mr. Nasser sold his shares for estate planning purposes, while the Boone Trust sold its shares to provide distributions to the Trust’s beneficiaries as required by Mr. Boone’s will. By repurchasing such a large number of shares privately instead of through the public marketplace, the Company and the sellers were able to complete the transactions quickly at a fixed price, which may have been difficult to complete in the public market due to the prevailing low trading volume of the Company’s shares on NASDAQ. The shares were repurchased by the Company at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020.  The total cost of the share repurchases was $3,867,046.

After the completion of the private purchase of the common shares detailed above, the Company determined that as a private purchase of a Canadian incorporated company by a foreign entity, a Canadian Federal tax liability to the share sellers was created. The Company determined the outstanding liability to the Canadian tax authorities by the two private share selling parties was $562,713. The Company arranged with the two parties that it would initially pay this amount on their behalf to minimize possible penalties and interest, and the two parties would issue promissory notes to the Company to repay these amounts. Subsequent to the end of the third quarter, the Company received full repayment of these amounts from each share seller.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 1,640 shares for the nine months ended May 31, 2020. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2020, our top ten customers represented 77% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2020. However, the Company is exposed to interest rate risk.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 14, 2020	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

