Form 10-K
period 2020-08-31
JEWETT CAMERON TRADING CO LTD
filed 2020-11-12
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2020

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated fi ler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller Reporting Company  ☒

Emerging Growth Company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act..

☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

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

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2020 = $17,543,960

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 10, 2020:  3,481,162

- 2 -

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2020

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

The Company’s operations are classified into three reportable operating segments, one discontinued segment (Industrial Tools) and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Corporate and administration

Effective September 1, 2013, the Company reorganized certain of its subsidiaries. Jewett-Cameron Lumber Corporation (“JCLC”) was changed to JC USA Inc. (“JC USA”), which has the following three wholly-owned subsidiaries.

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

The Company also formerly operated in the industrial tools and clamps segment through MSI-PRO (“MSI”).  MSI imported and distributed products including pneumatic air tools, industrial clamps, and saw blades.  These products were primarily sold to wholesalers that in turn sold to contractors and end users. During fiscal 2020, the Company decided to exit this segment. The remaining inventory was liquidated, and MSI was wound-up and closed.

JC USA provides professional and administrative services, including accounting and credit services, to each of its wholly-owned subsidiary companies.

Total Company sales were approximately $44.9 million and $45.4 million during fiscal years ended August 31, 2020 and 2019, respectively.

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

The contact person for the Company is Charles Hopewell, President, Chief Executive Officer, Director, Board Chair, and Principal Financial Officer.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2020 and November 10, 2020, there were 3,481,162 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

In September 2019 the Board of Directors decided to permanently close the Company’s MSI-Pro division. Efforts to drive further sales and margin growth were unsuccessful due to a lack of market differentiation and changing customer patterns. The remaining inventory has been liquidated, and the personnel were moved into different positions with the Company. As of August 31, 2020, MSI was wound-up and the division closed.

Narrative Description of Business

The Company’s operations are classified into four segments: Industrial wood products; Lawn, garden, pet and other; Seed processing and sales; and corporate and administration.  Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the financial statements under Note 14 “Segment Information”.

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

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate and Fit-Right products, which are the gate support systems for wood, vinyl, chain link, and composite fences.  Management believes the ownership of these patents results in an important competitive advantage for these and certain other products. During fiscal 2020, the Company applied for Nil new patents (fiscal 2019 – Nil), while Nil other patents were granted (fiscal 2019 – 1). A patent granted in 2018 was an update of the Adjust-a-Gate, which will extend the protection on the Adjust-a-Gate products for an additional 15 years. In addition to the patents, JCC also has two licensing agreements to market pet products.

Backlog orders are a factor in this business as customers may place firm priced orders for both wood and metal products for shipments to take place three to four months in the future.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Operations are co-located in the building utilized by JCC.

Historically, a major product category has been treated plywood that is sold to the transportation industry.  In February 2014, the Company sold its remaining and excess inventory related to the marine industry. Greenwood’s total sales for fiscal 2020 and 2019 were 5% and 9% respectively of total Company sales.

The primary market in which Greenwood competes has decreased in economic sensitivity as users are incorporating products into the municipal and mass transit transportations sectors. However, these markets may sustain some contractions due to COVID-19 related patterns of individuals utilizing transit and mass transit less due to concerns over exposure.

Inventory is maintained at non-owned warehouse and wood treating facilities throughout the United States and is primarily shipped to customers on a just-in-time basis.  Inventory is generally not purchased on a speculative basis in anticipation of price changes.

Greenwood has no significant backlog of orders.

Seed Processing and Sales - JCSC

JCSC operates out of an approximately 12 acre owned facility located adjacent to North Plains, Oregon. JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.  Sales of seed has some seasonality, but it is most affected by weather patterns in multiple parts of the United States that utilize cyclical planting. The annual weather plays an important part in year-to-year sales volatility and specific crop demand.  However, profitability around the month of August may be unusually high based on a seasonal surge in cleaning sales, which are much more profitable than product sales.

JCSC may periodically have a backlog of sales orders based on the market’s need for specific crops due to seasonal patterns.

Industrial Tools and Clamps - MSI

MSI is a former division of the Company that imported and distributed products including pneumatic air tools, industrial clamps, and saw blades.  These products were primarily sold to wholesalers that in turn sold to contractors and end users. This business operated from the same owned facilities as JCC.

The MSI division was permanently closed and all remaining inventory was liquidated during fiscal 2020.

Administrative Services – JC USA

JC USA Inc. is the parent company for the Company’s wholly-owned subsidiaries as described above.  JC USA provides professional and administrative services, including warehousing, accounting and credit services, to its subsidiary companies.

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

These new tariffs were temporarily reduced on many of the Company’s imported products in September 2019 under a deemed one-year exemption. The 25% tariff rate was restored on the Company’s products in September 2020 when the exemption expired.

Customer Concentration

The top ten customers were responsible for 76% and 77% of total Company sales for the years ended August 31, 2020 and August 31, 2019, respectively.  Also, the Company’s single largest customer was responsible for 30% and 33% of total Company sales for the years ended August 31, 2020 and August 31, 2019 respectively.

Employees

As of August 31, 2020 the Company had 63 full-time employees (August 31, 2019 – 58 full-time employees).  By segment these employees were located as follows: Greenwood 1, JCC 38, JCSC 8, and JC USA 16.  None of these employees are represented by unions at the Company.  Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012.  The average daily trading volume of our common stock was approximately 1,765 shares on NASDAQ for the fiscal year ended August 31, 2020.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

The financial impact of such an outbreak are outside our control and are not reasonable to estimate but may be significant. The costs associated with any outbreak may have an adverse impact on our operations and financial condition and not be fully recoverable or adequately covered by insurance.

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

For the fiscal year ended August 31, 2020 our top ten customers represented 76% of our total sales, and our single largest customer was responsible for 30% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are located in North America and are primarily in the retail home improvement industries.

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

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The continuing tariffs by the United States on certain Chinese goods include some of our products that we purchase from suppliers in China. The company has multiple options to assist in mitigating the cost impacts of these government actions. However, we cannot control the duration or depth of such actions which may increase our product costs which would reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2020.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         --- No Disclosure Necessary ---

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 55,250 square feet of covered space (6,000 office and 49,250 warehouse), a little over three acres of paved yard space, and was originally completed in October 1995. A 12,000 square foot warehouse expansion was completed in fiscal 2017 which the Company is using for several new product lines. The facility provides office space for JC USA, including all of the Company’s executive offices, and is used as a distribution center to service the Company’s customer base for JCC and Greenwood.

The property associated with JCSC, which is owned, consists of 11.7 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.

During fiscal 2010, the Company purchased a 2,000 square foot building that previously housed a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133.  The Company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010.  At that time, the Company exercised its option to buy the land and building for a total cost of $150,946. In fiscal 2020, the Company began a renovation of this building into its new innovation center which will focus on new product development for the Company’s subsidiaries. The renovation is expected to be completed by the end of the first quarter of fiscal 2021.

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash. The land consists of 7.5 acres and the fixed assets included 12,000 square feet of buildings. During the second quarter of fiscal 2019, the Company sold the property for $325,000 cash.

The company is currently finalizing its plans to renovate a portion of its older existing warehouse space into 2 floors of office space as employee growth has exceeded existing capacity. Construction is expected to begin during the second quarter of fiscal 2021.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/20	37,200	$ 8.05	$ 7.25	$ 7.71
Quarterly
8/31/20	138,800	$ 8.78	$ 5.95	$ 7.55
5/31/20	106,900	$ 7.09	$ 5.00	$ 6.00
2/29/20	112,200	$ 8.14	$ 7.00	$ 7.00
11/30/19	97,700	$ 8.10	$ 7.18	$ 7.96

8/31/19	234,800	$ 9.10	$ 7.00	$ 8.04
5/31/19	592,900	$ 9.32	$ 6.95	$ 7.69
2/28/19	190,700	$ 8.99	$ 6.23	$ 7.23
11/30/18	299,800	$10.00	$ 7.25	$ 7.32

Annually
8/31/20	455,600	$ 8.78	$ 5.00	$ 7.55
8/31/19	1,318,200	$10.00	$ 6.23	$ 8.04
8/31/18	1,252,600	$ 8.96	$ 6.50	$ 8.68
8/31/17	1,237,400	$ 7.23	$ 5.30	$ 6.98
8/31/16	1,791,200	$ 7.48	$ 3.85	$ 6.21

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On October 21, 2020 there were 14 registered shareholders and 3,481,162 shares of the Company’s common shares outstanding.

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

ITEM 6.  SELECTED FINANCIAL DATA

--- No Disclosure Necessary for Smaller Reporting Companies ---

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s operations are classified into three reportable operating segments, one discontinued segment (Industrial Tools) and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Corporate and administration

During fiscal 2020, the Company closed its Industrial Tools segment operated by MSI and liquidated the remaining inventory.

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2020 and fiscal 2019.  (Figures are thousands of dollars except per share amounts).

For the Year Ended August 31, 2020
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,055	$ 7,622	$ 16,241	$ 14,027	$ 44,945
Gross profit	2,048	2,005	4,309	4,111	12,473
Net income (loss)	(7)	(174)	1,397	1,569	2,785
Basic earnings (loss) per share	($ 0.00)	($ 0.05)	$ 0.39	$ 0.43	$ 0.77
Diluted earnings (loss) per share	($ 0.00)	($ 0.05)	$ 0.39	$ 0.43	$ 0.77

For the Year Ended August 31, 2019
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 9,066	$ 7,857	$ 16,692	$ 11,831	$ 45,446
Gross profit	2,309	1,761	3,638	2,256	9,964
Net income	350	120	1,098	532	2,100
Basic earnings per share	$ 0.08	$ 0.03	$ 0.26	$ 0.13	$ 0.50
Diluted earnings per share	$ 0.08	$ 0.03	$ 0.26	$ 0.13	$ 0.50

Fiscal 2020 quarterly per share earnings were calculated using weighted average number of common shares outstanding as of August 31, 2020 of 3,623,413 (2019 – 4,233,304).

RESULTS OF OPERATIONS

Management and the Board planned for Fiscal 2020 to be a strategic “investment” year. This plan included exiting the underperforming industrial tools segment and increasing the focus on the remaining three operational segments through the development of new products, important capital investments, key staff additions, and rebranding of product lines across both existing and new sales channels. Although the Company was successful in executing its strategic investment plan for the fiscal year, the Company’s sales and operations were heavily affected by outside forces, namely tariffs and the COVID-19 Coronavirus pandemic.

The COVID-19 pandemic significantly impacted the Company and its customers throughout calendar 2020, but the first part of fiscal 2020 was negatively affected by uncertainty over tariffs on the Company’s products manufactured in China. During the first quarter, the Company received notice that a number of the Company’s metal products manufactured in China would be reclassified and receive lower tariffs. Several of the Company’s major customers delayed their expected first quarter purchases into the second quarter in order to receive better pricing due to the reduced tariffs.

Although sales of the previously tariffed products began to improve in the second quarter, demand for a number of the Company’s seasonal products were negatively affected by the Coronavirus in China beginning in January. Extended factory shut-downs after the Chinese New Year holiday to reduce the spread of the virus resulted in interruptions to the Company’s supply chain and delayed the Company’s ability to receive and deliver goods during the period. The lower sales recorded during the first and second quarters due to these events, combined with the costs of the MSI closure, contributed to the Company recording a net loss during the first six months of fiscal 2020.

The impact of the COVID-19 control measures taken by governments and the public began to affect the Company’s product sales and operations early in the third fiscal quarter, which is the beginning of the Company’s historically busiest period. With the shutdown of businesses and imposition of stay-at-home orders across the United States, consumers shifted much of their buying patterns to online shopping. As people spent more time in their homes, DIY home improvement projects became more popular. Pet adoptions also increased tremendously during the quarantine period. This led to higher sales volumes in certain of the Company’s categories, including fencing and pet products, beginning in March and continuing through the fourth fiscal quarter.

A campaign to re-brand both the primary enterprise and each business unit and products was launched in the second fiscal quarter. The overall goal is to connect the consumer across all retail and eCommerce platforms with a consistent look and statement of value. This will expand the Company’s touch in more sales channels and greater integration with retailers and e-commerce providers. The intent is to make the consumer more aware of Jewett-Cameron and drive more cross-over business to each segment and product line. This focus involve social media, other online communications, and omnichannel branding. The Company also intends to increase its product presence in more channels, including retailers and e-commerce, both in the US and internationally.

New product development is being emphasized to expand both existing and new product lines. Several new products were released in fiscal 2020, including the new Lucky Dog® Zero Plastic Poop Bags. These 100% compostable dog waste bags, which were launched at the Global Pet Show in Orlando in February, are made from a vegetable-based product and contain no traditional polymers, dyes or chemicals. It is strong, leak-proof and easy to open while being certified compostable. When used to pick up dog waste, the entire bag breaks down in aerobic environments and returns to the earth in 90-180 days while leaving no micro-plastic residue like many other pet waste bags currently on the market. The new product has been well-accepted by both retailers and consumers and has strengthened our conversations with existing sales channels about complementary products. We have also added a significant pet market partner with a strong reach who has rapidly advanced to being one of our stronger customers. In August 2020, the Company announced a new supply agreement with SECOS Group of Australia to produce the Zero Plastic Poop Bags from SECOS’ proprietary biopolymer resins. This agreement is expected to provide us with the capacity to meet demand for the Bags from our retail channel partners and online, in both domestic and international markets. We have joined with new European distributors for the Poop Bags and several other products, with the initial shipments scheduled to arrive in Europe in November 2020.

The new patented steel fence post, LIFETIME POST™, continues to position the company firmly in the fencing market. The product was specifically designed to complement Jewett Cameron’s already long running, successful Adjust-A-Gate™ products, thus building a stronger branding in this market segment. The Company has other products in development, primarily in the fencing and pet segments. Besides its internal new product development process, management may also seek to acquire products that will provide complementary benefits to its existing products and product lines.

During the year, the Company continued to add to its infrastructure and staff to support its current and future business initiatives. Additional employees have been hired, particularly in the areas of sales and marketing, and business and new product development. A new Enterprise Resource Planning (ERP) software system which will support the sales and marketing programs and streamline reporting functions has been installed and tested during fiscal 2020. However, due to the COVID-19 situation and the strong product demand during the 3rd and 4th quarters, management decided to delay the full implementation date until the 2nd quarter of fiscal 2021. This is typically one of the Company’s slowest sales periods which will limit possible business disruptions. Other current capital projects include the renovation of the former seed laboratory into a new Creative Center for new product development. Completion is expected at the end of the first quarter of fiscal 2021. The Company has also been planning an extensive renovation of a portion of the older warehouse space into a two-story office structure as the existing office space is older and cramped due to the new hires. The construction of the new space could begin prior to the end of calendar 2020.

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

Specific COVID-19 protocols are in place for all of the Company’s facilities and for all personnel which are designed to minimize potential exposure and maintain safety. There have been a limited number of instances of probable virus exposure to some of our personnel that have occurred outside our facilities. Those potentially exposed individuals were sent home with continuing compensation and were not permitted to return to work until they received a negative COVID-19 test. To date, there have been no cases of COVID-19 virus among any of the Company’s employees, which demonstrates employees have been following the procedures and protocols.

In order to mitigate the tremendous impact of COVID-19, the Company received two loans under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This program was designed to help smaller American companies with retaining their employees and maintaining their business during the economic slowdown caused by the pandemic, and to better position these businesses to ultimately recover from the crisis more quickly. The PPP funds were essential in supporting the Company’s ability to continue to operate without interruption during the COVID-19 crisis and retain 100% of its workforce, which was integral to the Company’s recovery in the 3rd and 4th quarters. All of the borrowed funds were spent on qualifying employee salaries and costs, and no employees were laid-off.

The rebound in business shown in the 3rd and 4th quarters is encouraging, but due to the ongoing COVID-19 situation and its severe effects on the overall economy, the outlook for fiscal 2021 is uncertain. We have increased our inventory levels going into fiscal 2021 in order to minimize any potential supply disruptions caused by new COVID-19 outbreaks. We remain committed to grow our business, add new sales channels and widening our marketing base. This requires the continued investment in multiple areas to achieve these goals, including our facilities, equipment, and personnel. The development and introduction of new products is a key component of our strategic plan. This will broaden our product selection for both our distribution partners and consumers. For 2021, we plan to continue to strengthen and broaden our product offerings. Our goal is to begin to counter the historic seasonality of our sales through new promotional programs and launch of new products which are more tuned to year-round sales cycles.

Fiscal Years Ended August 31, 2020 and August 31, 2019

Fiscal 2020 sales totaled $44,945,263 compared to sales of $45,446,362 in fiscal 2019, which was a decrease of $501,099, or 1%. The decrease in sales was primarily due to lower sales at Greenwood and the closure of MSI.

Gross margin rose slightly to 27.8% from 21.9% in fiscal 2019 primarily due to a more favorable mix of product sales away from lower margin lumber sales in the current year.

Operating expenses increased by $1,388,166 to $8,615,047 from $7,226,881 in fiscal 2019. The increase was due to higher selling, general and administrative expenses of $2,502,989 compared to $2,127,296 and an increase in wages and employee benefits, which rose to $5,894,346 from $4,907,766. Both increases are related to the Company’s investment efforts to support the Company’s growth initiatives. Depreciation and amortization increased to $217,712 from $191,819. Income from operations increased to $3,858,136 in fiscal 2020 from $2,737,550 in fiscal 2019.

Including other items, income before income taxes was $3,889,156 in fiscal 2020 compared to $2,888,144 in fiscal 2019. Other items included gain on sale of property, plant and equipment of $6,600 compared to a gain of $105,366, which was largely due to the sale of the Manning property, in fiscal 2019. Interest and other income declined to $24,420 in fiscal 2020 from $45,228 in fiscal 2019 due to lower rates of interest on cash balances from short-term investments. Income tax expense was $1,104,631 compared to $787,692 in fiscal 2019. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2020 was $2,784,525, or $0.77 per basic and diluted share, compared to net income for fiscal 2019 of $2,100,452, or $0.50 per basic and diluted shares. The income per share was positively affected by the repurchase and cancellation of common shares during both fiscal 2020 and 2019, and the increased profitability in 2020. The weighted number of shares outstanding were 3,623,413 in fiscal 2020 and 4,233,304 in fiscal 2019.

Lawn, Garden, Pet and Other - JCC

Sales at JCC were $40,348,660 in fiscal 2020 compared to sales of $38,510,213 in fiscal 2019.

Operating income at JCC for 2020 was $3,936,491 compared to $2,040,631 in 2019, which was an increase of $1,895,860, or 93%. Demand was weak during the first two quarters of fiscal 2020 as many customers had stocked up on metal products prior to the imposition of tariffs. During the second half of fiscal 2020, the COVID-19 pandemic’s stay-at-home orders drove strong demand for certain of JCC’s DIY product lines, particularly in the Pet and Fencing segments. In fiscal 2019, extended wet and cold weather across much of North America during the Spring significantly delayed, and ultimately reduced, demand for the Company’s lawn and garden products during the year. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

The following table shows a breakdown between the metal and wood categories in this segment.

Sales in Millions of Dollars

Percent of Total Sales

Fiscal Year

Metal

Wood

Total

Metal

Wood

Total

2020

$32.2

$  8.1

$40.3

80%

20%

100%

2019

$26.4

$12.1

$38.5

69%

31%

100%

The Company’s metal products are manufactured in China and are imported into the United States. Many of the Company’s metal products have been subject to additional USTR tariffs on the importation of Chinese manufactured products in the United States. These new tariffs went into effect on September 24, 2018 at an initial 10% rate but later rose to a 25% rate. Uncertainty over the tariffs began to negatively affect the Company’s business in the fourth quarter of fiscal 2018 as customers were attempting to formulate their approach to the tariffs and stalled or delayed acceptance of initial price increases. The implementation of these additional tariffs reduced the Company’s margins and overall demand for metal products during all of fiscal 2019. During 2019, the Company’s supplier appealed to USTR the classification of many of its metal products as subject to specific tariff classes. In September 2019, the Company was notified that certain of its products in both the fencing and pet categories would not be subject to these tariffs going forward. Unfortunately, those tariff reductions were temporary, and the additional tariff rates on the Company’s imported metal products were raised back to the 25% rate in September 2020.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2020 were $2,285,250, which was a decrease of $1,624,867, or 42% from sales of $3,910,117 in fiscal 2019. Greenwood’s sales were heavily impacted by the COVID-19 shutdowns, as many of their products are sold to municipalities and larger transit operators. Greenwood is currently exploring several new product offerings, particularly in the housing and construction sectors, which would open new sales channels and broaden its customer base. Greenwood recorded an operating loss of ($122,088) in fiscal 2020 compared to an operating income of $71,192 in fiscal 2019.

Seed Processing and Sales - JCSC

Sales at JCSC were $2,071,157 in fiscal 2020 compared to sales of $2,233,406 in fiscal 2019, which represents a decrease of $162,249, or 7%. Wet weather resulted in poor planting seasons across North America in late 2018 and in 2019 which reduced the demand for the Company’s clover seed as a cover crop during both fiscal 2020 and 2019.  Management’s recent efforts to focus JCSC on service and to more closely align with the needs of growers has led to significantly greater cleaning volumes in early fiscal 2021 compared to the prior years. JCSC will continue to work with growers on both cleaning and marketing seed which management believes will better position JCSC for higher revenues going forward. JCSC had an operating loss of ($181,712) in fiscal 2020 compared to an operating loss of ($222,191) in fiscal 2019.

Industrial Tools and Clamps - MSI

During fiscal 2018, management initiated a review of the segment to improve margins, which includes reducing inventory holding costs of slower selling items. This review led to the write-offs of obsolete inventory of $66,000 in fiscal 2019. Unfortunately, management’s efforts were ultimately unsuccessful in increasing sales or margins due to a lack of market differentiation and changing customer patterns. Therefore, the Board of Directors decided to permanently close MSI effective September 2019. All of the fiscal 2020 sales for MSI represent the liquidation of the entire remaining inventory.

Sales at MSI were $240,196 in fiscal 2020 compared to $792,626 in fiscal 2019. Operating loss at MSI in fiscal 2020 was ($237,133) compared to an operating loss of ($159,914) in fiscal 2019. With the disposal of the remaining inventory, MSI has now been closed, and the subsidiary wound-up and dissolved.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $493,598 for fiscal 2020 compared to operating income of $1,158,426 for fiscal 2019. The decrease is due to lower rental and administrative fees charged to its subsidiaries related to the inventory levels maintained throughout the year. The results of JC USA are inter-company transactions and are eliminated on consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2020

As of August 31, 2020, the Company had working capital of $16,477,073 compared to working capital of $17,761,616 as of August 31, 2019, which is a decrease of $1,284,543. The largest changes affecting working capital include a decrease in cash of $5,851,273, an increase in accounts receivable of $3,438,474, an increase in inventory of $2,820,341, a decrease in note receivable of $1,197, an increase in prepaid expenses of $642,589, and a decrease in prepaid income taxes of $223,420. The decrease in cash is related to the increases in inventory and accounts receivable as the COVID-19 pandemic adjusted the product mix and usual sale cycle from prior years.

Accounts payable rose to $1,095,061 from $410,027 which is related to the timing of payments due to suppliers. Accrued liabilities increased to $2,016,300 from $1,312,580, an increase of $703,720. Income taxes payable totaled $40,596 compared to $Nil in fiscal 2019. Current portion of notes payable, which are the promissory notes PPP loans received in the 3rd quarter, is $342,326, and the remainder of the PPP loans have been classified as long-term liabilities totaling $338,381. The ratio of current assets to current liabilities, or current ratio, was 5.8 as of August 31, 2020 (August 31, 2019 – 11.3).

For the fiscal year ended August 31, 2020, the accounts receivable collection period or DSO was 51 days compared to 23 days for the year ended August 31, 2019. Inventory turnover for the year ended August 31, 2020 was 88 days compared to 83 days for the year ended August 31, 2019.

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

During fiscal 2019 ended August 31, 2019, the Company repurchased for cancelation 345,671 common shares through a share repurchase plan approved by the Board of Directors in accordance with Rule 10b-18 under the U.S. Securities Exchange Act of 1934. The shares were purchased at a cost of $3,061,441. The Company also issued 2,294 common shares to its President and CEO in fiscal 2019 pursuant to the Company’s Restricted Share Plan as consideration for a portion of his fiscal 2018 bonus.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company believes it has adequate working capital to meet its needs for fiscal 2021.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $3 million, of which $3 million is available. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2020 the one month LIBOR rate plus 175 basis points was 3.32% (1.57% + 1.75%). With the expected phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2021. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit also has certain financial covenants. The Company is in compliance with these covenants.

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

The principal amount of the PPP loans totals $680,707. They have a term of 2 years with a 1% annual interest rate. There is no prepayment penalty. If proceeds are used for qualifying expenses as defined by the CARES Act and the modifying PPP Flexibility Act, including payroll costs, health care benefits, rent and utilities, the Company can apply for forgiveness within 10 months of the end of their “covered period” of 24 weeks from the date of the loan for all or any portion of the promissory note used for such qualifying expenses. Once an application for forgiveness is submitted, all repayments are deferred until the lender receives a decision from the SBA, which can take as long as 150 days from submission date.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no contractual obligations or commercial commitments.

Inflation

The Company does not believe that inflation had a material impact during fiscal 2020 or 2019.  Typically, the Company passes price increases on to the customer.

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

During the year ended August 31, 2020, the Company adopted Topic 842, Leases, which was issued to replace the leases requirements in Topic 840, Leases.  The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  Topic 842 will be effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual periods and is to be retrospectively applied.  Earlier application is permitted. The Company adopted this ASU on September 1, 2019. There was no material impact on the Company’s financial statements on adoption.

Other than Topic 842, the Company did not adopt any new accounting policies that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Senior Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2020, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2020 and 2019

Report of Independent Registered Accounting Firm dated November 10, 2020

Consolidated Balance Sheets

Balance Sheets at August 31, 2020 and August 31, 2019

Consolidated Statements of Operations

  For the years ended August 31, 2020 and August 31, 2019

Consolidated Statements of Stockholders’ Equity

  For the years ended August 31, 2020 and August 31, 2019

Consolidated Statements of Cash Flows

  For the years ended August 31, 2020 and August 31, 2019

Notes to Financial Statements

Report of Independent Registered Accounting Firm dated November 10, 2020

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd.

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. (the “Company”), as of August 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended August 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Jewett-Cameron Trading Company Ltd. as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended August 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 10, 2020

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2020	2019

ASSETS

Current assets
Cash and cash equivalents	$3,801,037	$9,652,310
Accounts receivable, net of allowance of $Nil (August 31, 2019 - $Nil)	6,274,426	2,835,952
Inventory, net of allowance of $65,000 (August 31, 2019 - $119,357) (note 3)	9,198,146	6,377,805
Note receivable	-	1,197
Prepaid expenses	1,036,128	393,539
Prepaid income taxes	-	223,420

Total current assets	20,309,737	19,484,223

Property, plant and equipment, net (note 4)	2,967,565	2,727,406

Intangible assets, net (note 5)	659	3,048

Total assets	$23,277,961	$22,214,677

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2020	2019

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,095,061	$410,027
Current portion of notes payable (note 8)	342,326	-
Income taxes payable	40,596	-
Accrued liabilities	2,016,300	1,312,580

Total current liabilities	3,494,283	1,722,607

Long-term liabilities
Notes payable (note 8)	338,381	-

Deferred tax liability (note 6)	96,952	61,204

Total liabilities	3,929,616	1,783,811

Stockholders’ equity
Capital stock (note 9, 10)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,481,162 common shares (August 31, 2019 – 3,971,282)	821,284	936,903
Additional paid-in capital	618,707	618,707
Retained earnings	17,908,354	18,875,256

Total stockholders’ equity	19,348,345	20,430,866

Total liabilities and stockholders’ equity	$23,277,961	$22,214,677

Contingency (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2020	2019

SALES	$44,945,263	$45,446,362

COST OF SALES	32,472,080	35,481,931

GROSS PROFIT	12,473,183	9,964,431

OPERATING EXPENSES
Selling, general and administrative	2,502,989	2,127,296
Depreciation and amortization	217,712	191,819
Wages and employee benefits	5,894,346	4,907,766

	8,615,047	7,226,881

Income from operations	3,858,136	2,737,550

OTHER ITEMS
Gain on sale of property, plant and equipment	6,600	105,366
Interest and other income	24,420	45,228
	31,020	150,594

Income before income taxes	3,889,156	2,888,144

Income taxes (note 6)
Current	1,068,883	808,341
Deferred (recovery)	35,748	(20,649)

Net income for the year	$2,784,525	$2,100,452

Basic earnings per common share	$0.77	$0.50

Diluted earnings per common share	$0.77	$0.50

Weighted average number of common shares outstanding:
Basic	3,623,413	4,233,304
Diluted	3,623,413	4,233,304

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2018	4,314,659	$ 1,017,908	$ 600,804	$ 19,754,699	$ 21,373,411

Shares repurchased and cancelled (note 10)	(345,671)	(81,546)	-	(2,979,895)	(3,061,441)
Shares issued pursuant to compensation plans (note 11)	2,294	541	17,903	-	18,444
Net income	-	-	-	2,100,452	2,100,452

August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Shares repurchased and cancelled (note 10)	(490,120)	(115,619)	-	(3,751,427)	(3,867,046)
Net Income	-	-	-	2,784,525	2,784,525

August 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 17,908,354	$ 19,348,345

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$2,784,525	$2,100,452
Items not affecting cash:
Depreciation and amortization	217,712	191,819
(Gain) on sale of property, plant and equipment	(6,600)	(105,366)
Deferred income taxes	35,748	(20,649)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(3,438,474)	1,316,540
Decrease in note receivable	1,197	2,803
(Increase) decrease in inventory	(2,820,341)	3,425,392
(Increase) in prepaid expenses	(642,589)	(46,288)
Decrease (increase) in prepaid income taxes	223,420	(109,110)
Increase (decrease) in accounts payable and accrued liabilities	1,388,754	(449,692)
Increase in income taxes payable	40,596	-

Net cash (used by) provided by operating activities	(2,216,052)	6,305,901

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	400	324,675
Purchase of property, plant and equipment	(449,282)	(32,732)

Net cash (used in) provided by investing activities	(448,882)	291,943

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	680,707	-
Issuance of common stock	-	18,444
Redemption of common stock	(3,867,046)	(3,061,441)

Net cash used in financing activities	(3,186,339)	(3,042,997)

Net (decrease) increase in cash	(5,851,273)	3,554,847

Cash, beginning of year	9,652,310	6,097,463

Cash, end of year	$3,801,037	$9,652,310

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

JC USA has the following wholly owned subsidiaries incorporated under the laws of the State of Oregon: Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, Greenwood Products, Inc. (“Greenwood”), incorporated February 2002, and Jewett-Cameron Company, incorporated September 2013. Former wholly owned subsidiary MSI-PRO was wound-up and dissolved in fiscal 2020. Jewett-Cameron Trading Company Ltd. and its subsidiaries (the “Company”) have no significant assets in Canada.

The Company, through its subsidiaries, operates out of facilities located in North Plains, Oregon. JCC’s business consists of the manufacturing and distribution of specialty metal products and wholesale distribution of wood products to home centers and other retailers located primarily in the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to customers in the marine and transportation industries in the United States. JCSC is a processor and distributor of agricultural seeds in the United States. MSI was an importer and distributor of pneumatic air tools and industrial clamps in the United States. JC USA provides professional and administrative services, including accounting and credit services, to its subsidiary companies.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, affected the Company’s operations including delays in inventory production and shipping, a change of product mix based on customer demand to fencing, pet and DIY products, an increase in demand from online sales channels, and costs associated with compliance with COVID-19 control protocols. The Company’s operations, including inventory production and sales, have been excluded from business restrictions within the jurisdictions that the Company operates. However, due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID19 will have on the Company’s business, financial position, and operating results in the future. In addition, it is possible that estimates in the Company’s consolidated financial statements will change in the near term as a result of COVID-19 and the effect of any such changes could be material, which could result in, among other things valuation of inventory and collectability of accounts receivable. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

2.

SIGNIFICANT ACCOUNTING POLICIES

Generally accepted accounting principles

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its current wholly owned subsidiaries, JC USA, JCC, JCSC, and Greenwood, and its former wholly owned subsidiary MSI, all of which are incorporated under the laws of Oregon, U.S.A.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2020, cash and cash equivalents were $3,801,037 compared to $9,652,310 at August 31, 2019.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the fiscal years ended August 31, 2020 and 2019 are as follows:

	2020	2019

Net income	$2,784,525	$2,100,452

Basic weighted average number of common shares outstanding	3,623,413	4,233,304

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	3,623,413	4,233,304

Basic and diluted earnings per common share	$0.77	$0.50

Comprehensive income

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

Stock-based compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award.

No options were granted during the years ended August 31, 2020 and 2019 and there were no options outstanding on August 31, 2020 or 2019.

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

Notes payable - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of August 31, 2020 and 2019 follows:

	2020		2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,801,037	$3,801,037	$9,652,310	$9,652,310
Accounts receivable, net of allowance	6,274,426	6,274,426	2,835,952	2,835,952
Notes Payable	680,707	680,707	-	-
Accounts payable and accrued liabilities	3,111,361	3,111,361	1,722,607	1,722,607

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,801,037	$3,801,037	$—	$—

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

Financial instruments (cont’d…)

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

Recent Accounting Pronouncements

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases.  The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.  The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  Topic 842 will be effective for annual reporting periods beginning after December 15, 2021, including interim periods within those annual periods and is to be retrospectively applied.  Earlier application is permitted. The Company adopted this ASU on September 1, 2019. There was no material impact on the Company’s financial statements on adoption.

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

3.

INVENTORY

A summary of inventory as of August 31, 2020 and 2019 is as follows:

	2020	2019

Wood products and metal products	$9,017,349	$5,833,047
Industrial tools	-	239,280
Agricultural seed products	180,797	305,478

	$9,198,146	$6,377,805

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2020 and 2019 is as follows:

	2020	2019

Office equipment	$654,739	$486,038
Warehouse equipment	1,293,331	1,265,532
Buildings	4,182,332	4,072,741
Land	559,065	559,065
	6,689,467	6,383,376

Accumulated depreciation	(3,721,902)	(3,655,970)

Net book value	$2,967,565	$2,727,406

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

5.

INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2020 and 2019 follows:

	2020	2019

Intangible assets	16,405	43,655

Accumulated amortization	(15,746)	(40,607)

Net book value	$659	$3,048

During fiscal 2020, the Company wrote-off the intangible assets related to the wound-up and dissolved MSI-PRO subsidiary.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6.

INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2020	2019

Computed tax at the federal statutory rate	$807, 223	$605,466
State taxes, net of federal benefit	218,611	173,114
Depreciation	(33,518)	920
Inventory reserve	7,587	20,458
Other	68,980	8,383

Provision for income taxes	$1,068,883	$808,341

Current income taxes	$1,068,883	$808,341
Deferred income taxes	35,748	(20,649)
	$1,104,631	$787,692

Deferred income tax liability as of August 31, 2020 of $96,952 (August 31, 2019 – $61,204) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. 63854

	2020	2019

Deferred tax assets:
Allowance for inventory	$92,999	$83,243
Allowance for bad debts	-	-
Difference between book and tax depreciation	(51,892)	(6,388)

Total deferred tax assets	41,107	76,855
Valuation allowance	-	-

Net deferred tax assets	41,107	76,855

Net deferred tax liability	(138,059)	(138,059)

Combined net deferred tax liability	$(96,952)	$(61,204)

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of August 31, 2020 or August 31, 2019.  At August 31, 2020, the line of credit borrowing limit was $3,000,000.

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

11.

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

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. The Company had no stock options outstanding as of August 31, 2020 and August 31, 2019.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of August 31, 2020, the maximum number of shares available to be issued under the Plan was 39,712.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually.  For the years ended August 31, 2020 and 2019 the 401(k) compensation expense was $439,368 and $295,557, respectively.

13.

DISCONTINUED OPERATIONS

Effective September 1, 2019, the Board of Directors decided to permanently close the MSI division and exit the industrial tools business. As of August 31, 2020, the remaining inventory has been liquidated, the division has been wound-up, and the subsidiary has been voluntarily dissolved. The operations and assets of MSI were significantly immaterial to the Company’s overall performance. As such, separate disclosure of MSI’s operations as discontinued operations within the Company’s statement of operations was not considered necessary.

14.

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

Following is a summary of segmented information for the years ended August 31:

	2020	2019

Sales to unaffiliated customers:
Industrial wood products	$2,285,250	$3,910,117
Lawn, garden, pet and other	40,348,660	38,510,213
Seed processing and sales	2,071,157	2,233,406
Industrial tools and clamps	240,196	792,626
	$44,945,263	$45,446,362

Income (loss) before income taxes:
Industrial wood products	$(122,088)	$71,192
Lawn, garden, pet and other	3,936,491	2,040,631
Seed processing and sales	(181,712)	(222,191)
Industrial tools and clamps	(237,133)	(159,914)
Corporate and administrative	493,598	1,158,426
	$3,889,156	$2,888,144

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.

SEGMENT INFORMATION (cont’d…)

	2020	2019

Identifiable assets:
Industrial wood products	$819,585	$977,117
Lawn, garden, pet and other	14,984,480	7,590,487
Seed processing and sales	544,161	471,888
Industrial tools and clamps	-	279,591
Corporate and administrative	6,929,735	12,895,595
	$23,277,961	$22,214,677

Depreciation and amortization:
Industrial wood products	$-	$-
Lawn, garden, pet and other	29,774	23,021
Seed processing and sales	6,347	8,007
Industrial tools and clamps	2,242	489
Corporate and administrative	179,349	160,302
	$217,712	$191,819

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	449,282	32,732
	$449,282	$32,732

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2020	2019

Sales	$19,679,274	$20,544,268

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2020	2019

United States	$43,914,053	$43,894,726
Canada	735,547	1,243,239
Mexico/Latin America/Caribbean	162,404	180,664
Europe	35,730	43,851
Asia/Pacific	97,529	83,882
	$44,945,263	$45,446,362

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2020 and 2019.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

15.

CONCENTRATIONS

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.  The Company places its cash with a high quality financial institution.  The Company has concentrations of credit risk with respect to accounts receivable as large amounts of its accounts receivable are concentrated geographically in the United States amongst a small number of customers. At August 31, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 48%. At August 31, 2019, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 56%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2020, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $22,249,043. For the fiscal year ended August 31, 2019, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $17,745,475.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2020 and 2019 are summarized as follows:

	2020	2019

Cash paid during the year for:
Interest	$-	$-
Income taxes	$741,406	$917,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Jewett-Cameron Trading Company Ltd. and Subsidiaries

Our report on the consolidated financial statements of Jewett-Cameron Trading Company Ltd. and Subsidiaries as at August 31, 2020 and 2019 and for the years then ended is included on Page 21 of this Form 10-K.  In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement Schedule II for the years ended August 31, 2020 and 2019 included in this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above for the years ended August 31, 2020 and 2019, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 10, 2020

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2020

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year

August 31, 2020

Allowance deducted from related Balance sheet account:
Inventory	$119,357	$78,105	$-	$132,462	$65,000
Accounts Receivable	$-	$-	$-	$-	$-

August 31, 2019

Allowance deducted from related Balance sheet account:
Inventory	$75,336	$164,229	$-	$120,208	$119,357
Accounts Receivable	$-	$-	$-	$-	$-

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and Principal Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2020.

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

ITEM 9B.  OTHER INFORMATION

          --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 1, 2020 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All of the Directors are citizens of the United States.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Geoff Guilfoy (1) (2)	70	August 2019
Charles Hopewell	64	February 2017
Sarah Johnson (1) (2)	41	July 2017
Chris Karlin (1) (2)	59	December 2018
Frank G. Magdlen (1) (2)	73	January 2013
Michael C. Nasser	73	May 2019

(1)

Member of Audit Committee.

(2)

Member of Compensation Committee.

Table No. 5 lists, as of November 1, 2020, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Charles Hopewell	President and Chief Executive Officer	64	February 2017
Michael C. Nasser	Corporate Secretary	73	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer.  There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Charles E. Hopewell has over 35 years of experience in senior management positions with manufacturing companies, including serving as CEO of Sunset Manufacturing Inc, Neilsen Manufacturing Inc, and COO of Aluminite Corporation. In his past positions as COO or CEO, he has been involved in all organizational aspects, including sales and marketing, plant and equipment, personnel, and finance. He received a degree in Finance from the University of Oregon and an MBA from Willamette University’s Atkinson Graduate School of Management. Mr. Hopewell has also worked extensively in local and statewide workforce policy and K-12 CTE education at a Board level.

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

The current members of the Audit Committee are Frank Magdlen (Chairman), Geoff Guilfoy, Sarah Johnson, and Chris Karlin.  All current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership. The Audit Committee met six times in fiscal 2019 and four times in fiscal 2020.

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

Current members of the Compensation Committee are Sarah Johnson (Chair), Geoff Guilfoy, Chris Karlin, and Frank Magdlen. The Committee met two times in fiscal 2019 and three times in fiscal 2020.

Compliance with Section 16(a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms. Management has determined there was one report that failed to be filed on a timely basis as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year, as a Form 4 for Charles Hopewell was filed late.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2020, 2019 and 2018 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp. (1)

Charles Hopewell, President, Chief Executive Officer, Principal Financial Officer
	2020	$250,000	$ 70,000	$ -	$ -	$ -	$ -	$ 28,600
	2019	$190,000	$ 20,000	$ -	$ -	$ -	$ -	$ 9,000
	2018	$178,333	$112,221	$ -	$ -	$ -	$ -	$ 5,167

Michael Nasser, Corporate Secretary
	2020	$187,500	$ 75,000	$ -	$ -	$ -	$ -	$ 14,850
	2019	$177,000	$ 70,000	$ -	$ -	$ -	$ -	$ 9,000
	2018	$177,000	$ 50,000	$ -	$ -	$ -	$ -	$ 10,000

(1)

“All Other Compensation” relates to the Company’s 401K contributions for each individual.

The Company has a 401(k) Plan for executives is a dollar-for-dollar match on the first 10% of eligible compensation, which was changed for 2020 from a non-elective discretionary contribution based on the first $45,000 of eligible compensation.

Other than participation in the Company’s Restricted Share Plan and 401(k), no funds were set aside or accrued during fiscal 2020 to provide pension, retirement or similar benefits for directors or executive officers.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. During the year ended August 31, 2020, the Company issued Nil common shares (fiscal 2019 – 2,294) under the Restricted Share Plan.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation. Beginning in fiscal 2019, the Company reduced the percentage amount of the discretionary contribution while adding a matching contribution, which is designed to encourage employees to participate with their own contributions. For the years ended August 31, 2020 and 2019 the 401(k) compensation expense was $439,368 and $295,557, respectively. The contributions for Charles Hopewell were $28,600 and $9,000 for the fiscal years ended August 31, 2020 and 2019 respectively.   The contributions for Michael Nasser were $14,850 and $9,000 for the fiscal years ended August 31, 2020 and 2019 respectively. There are no un-funded liabilities.

Stock Options

The Company formerly had a stock option program under which stock options to purchase securities from the Company could be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. No options were granted in fiscal 2019 or 2020, and the Company had no stock options outstanding as of August 31, 2020 and August 31, 2019.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2020 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2020 the Company had no Defined Benefit or Actuarial Plan.

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

During fiscal 2020 the following cash payments were paid to directors to compensate them for board meetings attended:  Charles Hopewell $Nil (2019 - $Nil); Frank Magdlen $12,000 (fiscal 2019 - $10,600), Geoff Guilfoy $12,000 (fiscal 2019 - $3,600); Sarah Johnson $12,000 (fiscal 2019 -$10,600); and Chris Karlin $12,000 (fiscal 2019 - $8,800).

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2019 and 2020 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation.  It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of October 23, 2020.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Oregon Community Foundation	568,836	16.3%
Common	Donald Boone Irrev Trust	512,168	14.7%
Common	Michael C. Nasser	31,888	0.9%
Common	Charles E. Hopewell	12,294	0.4%
Common	Geoff Guilfoy	Nil	-
Common	Sarah Johnson	Nil	-
Common	Chris Karlin	Nil	-
Common	Frank Magdlen	Nil	-

Total Directors, Executive Officers, and 5% Shareholders		1,125,186	32.3%

(1)

Based on 3,481,162 shares outstanding as of October 23, 2020.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2020	2019

Audit fees	$90,000	$90,000
Tax fees	10,250	5,000
All other fees (1)	24,750	24,750

Total	$125,000	$119,750

(1)  FY2020:

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 10, 2020	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 10, 2020	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, President, CEO, Principal Financial Officer and Director

Dated: November 10, 2020	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary and Director

Dated: November 10, 2020	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: November 10, 2020	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: November 10, 2020	By: /s/ “Chris Karlin” Chris Karlin, Director

Dated: November 10, 2020	By: /s/ “Frank Magdlen” Frank Magdlen, Director

