Form 10-Q
period 2020-11-30
JEWETT CAMERON TRADING CO LTD
filed 2021-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,489,161 common shares as of January 13, 2021.

Jewett-Cameron Trading Company Ltd.

- 2 -

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2020

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2020	August 31, 2020

ASSETS

Current assets
Cash and cash equivalents	$5,839,952	$3,801,037
Accounts receivable, net of allowance of $Nil (August 31, 2020 - $Nil)	4,246,957	6,274,426
Inventory, net of allowance of $65,000 (August 31, 2020 - $65,000) (note 3)	9,421,159	9,198,146
Prepaid expenses	839,873	1,036,128

Total current assets	20,347,941	20,309,737

Property, plant and equipment, net (note 4)	3,101,343	2,967,565

Intangible assets, net (note 5)	599	659

Total assets	$23,449,883	$23,277,961

- Continued –

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2020	August 31, 2020

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$974,176	$1,095,061
Current portion of notes payable (note 8)	415,988	342,326
Income taxes payable	219,636	40,596
Accrued liabilities	1,682,324	2,016,300

Total current liabilities	3,292,124	3,494,283

Long-term liabilities
Notes payable (note 8)	264,719	338,381

Deferred tax liability (note 6)	56,168	96,952

Total liabilities	3,613,011	3,929,616

Stockholders’ equity
Capital stock (note 9, 10)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,481,162 common shares (August 31, 2020 – 3,481,162)	821,284	821,284
Additional paid-in capital	618,707	618,707
Retained earnings	18,396,881	17,908,354

Total stockholders’ equity	19,836,872	19,348,345

Total liabilities and stockholders’ equity	$23,449,883	$23,277,961

Contingency (Note 17)

Subsequent events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019

SALES	$10,316,284	$7,055,178

COST OF SALES	7,353,385	5,006,835

GROSS PROFIT	2,962,899	2,048,343

OPERATING EXPENSES
Selling, general and administrative expenses	694,628	649,010
Depreciation and amortization	50,529	48,148
Wages and employee benefits	1,593,959	1,362,059

	2,339,116	2,059,217

Income from operations	623,783	(10,874)

OTHER ITEMS
Interest and other income	3,000	11,615

Income before income taxes	626,783	741

Income tax expense	(138,256)	(7,362)

Net income (loss)	$488,527	$(6,621)

Basic earnings per common share	$0.14	$(0.00)

Diluted earnings per common share	$0.14	$(0.00)

Weighted average number of common shares outstanding:
Basic	3,481,162	3,971,282
Diluted	3,481,162	3,971,282

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Net loss	-	-	-	(6,621)	(6,621)

November 30, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,868,635	$ 20,424,245

Shares repurchased and cancelled (note 10)	(490,120)	(115,619)	-	(3,751,427)	(3,867,046)
Net income	-	-	-	2,791,146	2,791,146

August 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 17,908,354	$ 19,348,345

Net income	-	-	-	488,527	488,527

November 30, 2020	3,481,162	$ 821,284	$ 618,707	$ 18,396,881	$ 19,836,872

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2020	Three Months Ended November 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$488,527	$(6,621)
Items not involving an outlay of cash:
Depreciation and amortization	50,529	48,148
Deferred income taxes	(40,784)	(14,101)

Changes in non-cash working capital items:
Decrease in accounts receivable	2,027,469	671,926
(Increase) in inventory	(223,013)	(902,321)
Decrease in note receivable	-	200
Decrease (increase) in prepaid expenses	196,255	(175,276)
Decrease in accounts payable and accrued liabilities	(454,861)	(297,730)
Decrease in prepaid income taxes	-	21,464
Increase in income taxes payable	179,040	-

Net cash provided by (used by) operating activities	2,223,162	(654,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(184,247)	(28,750)

Net cash used in investing activities	(184,247)	(28,750)

Net increase (decrease) in cash	2,038,915	(683,061)

Cash, beginning of period	3,801,037	9,652,310

Cash, end of period	$5,839,952	$8,969,249

Supplemental disclosure with respect to cash flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2020

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

November 30, 2020

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2020, cash and cash equivalents were $5,839,952 compared to $3,801,037 at August 31, 2020.

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

November 30, 2020

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

November 30, 2020

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three month periods ended November 30, 2020 and 2019 are as follows:

	Three Month Periods ended November 30,

	2020	2019

Net income (loss)	$488,527	$(6,621)

Basic weighted average number of common shares outstanding	3,481,162	3,971,282

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	3,481,162	3,971,282

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2020

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of November 30, 2020 and August 31, 2020 follows:

	November 30, 2020		August 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$ 5,839,952	$ 5,839,952	$ 3,801,037	$ 3,801,037
Accounts receivable, net of allowance	4,246,957	4,246,957	6,274,426	6,274,426
Notes Payable	680,707	680,707	680,707	680,707
Accounts payable and accrued liabilities	2,656,500	2,656,500	3,111,361	3,111,361

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$5,839,952	$5,839,952	$—	$—

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

November 30, 2020

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

3.

INVENTORY

A summary of inventory is as follows:

	November 30, 2020	August 31, 2020

Wood products and metal products	$8,873,627	$9,017,349
Agricultural seed products	547,532	180,797

	$9,421,159	$9,198,146

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2020

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2020	August 31, 2020

Office equipment	$687,446	$654,739
Warehouse equipment	1,311,298	1,293,331
Buildings	4,315,905	4,182,332
Land	559,065	559,065
	6,873,714	6,689,467

Accumulated depreciation	(3,772,371)	(3,721,902)

Net book value	$3,101,343	$2,967,565

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2020	August 31, 2020

Intangible assets	16,405	16,405

Accumulated amortization	(15,806)	(15,746)

Net book value	$599	$659

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2020 of $56,168 (August 31, 2020 - $96,952) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of November 30, 2020 or August 31, 2020.  At November 30, 2020, the line of credit borrowing limit was $3,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 175 basis points.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2020

(Unaudited)

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

The first loan was made to JCC for $487,127 and the second loan was made to JC USA for $193,580. The total principal amount of the two notes is $680,707. They have a term of 2 years with a 1% annual interest rate. Payments are deferred for 6 months, after which the repayment of principal and interest is required to be made in equal monthly payments over 18 months beginning December 4, 2020. There is no prepayment penalty. If proceeds are used for qualifying expenses as defined by the CARES Act, including payroll costs, health care benefits, rent and utilities, the Company can apply for forgiveness after 60 days of all or any portion of the promissory note used for such qualifying expenses. Although the Company believes it has used the entire proceeds for qualifying expenses, there is no assurance that the Company will obtain forgiveness of the loan. The terms of the promissory note, including eligibility and forgiveness, may be subject to additional requirements adopted by the SBA.

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

November 30, 2020

(Unaudited)

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

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. The Company had no stock options outstanding as of November 30, 2020 and August 31, 2020.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of November 30, 2020, the maximum number of shares available to be issued under the Plan was 39,712.

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually.  For the periods ended November 30, 2020 and 2019 the 401(k) compensation expense was $133,102 and $119,568, respectively.

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

November 30, 2020

(Unaudited)

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

Following is a summary of segmented information for the three month periods ended November 30, 2020 and 2019.

	2020	2019

Sales to unaffiliated customers:
Industrial wood products	$724,752	$784,868
Lawn, garden, pet and other	8,929,636	5,577,494
Seed processing and sales	661,896	524,595
Industrial tools and clamps	-	168,221
	$10,316,284	$7,055,178

Income (loss) before income taxes:
Industrial wood products	$(15,224)	$(15,618)
Lawn, garden, pet and other	520,208	(77,696)
Seed processing and sales	49,490	49,703
Industrial tools and clamps	-	(107,217)
Corporate and administrative	72,309	151,569
	$626,783	$741

Identifiable assets:
Industrial wood products	$701,391	$975,468
Lawn, garden, pet and other	12,969,525	7,988,756
Seed processing and sales	759,267	518,204
Industrial tools and clamps	-	119,228
Corporate and administrative	8,963,533	12,294,569
	$23,393,716	$21,896,225

Depreciation and amortization:
Industrial wood products	$-	$-
Lawn, garden, pet and other	9,294	6,365
Seed processing and sales	1,587	1,587
Industrial tools and clamps	-	122
Corporate and administrative	39,648	40,074
	$50,529	$48,148

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2020

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2020	2019

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	184,247	28,750
	$184,247	$28,750

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2020 and 2019:

	2020	2019

Sales	$4,898,298	$2,259,429

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2020 and 2019:

	2020	2019

United States	$10,091,527	$6,816,250
Canada	202,611	150,486
Europe	11,058	1,818
Mexico/Latin America/Caribbean	4,633	61,109
Asia/Pacific	6,455	25,515

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2020 and 2019.

15.

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

At November 30, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 55%. At November 30, 2019, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 58%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2020

(Unaudited)

15.

RISKS (cont’d…)

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2020, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $4,082,187. For the three months ended November 30, 2019, there were two suppliers that each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $3,531,303.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30, 2020 and 2019 are summarized as follows:

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

18.

SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company issued 7,999 common shares to officers, directors, and employees under the Company’s Restricted Share Plan. The shares were issued at a deemed price of $8.80 per share at a total cost of $70,391.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2020 and August 31, 2020 and its results of operations and cash flows for the three month periods ended November 30, 2020 and 2019 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2020 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2021. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

The Company’s operations are classified into three reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•

Industrial wood products

•

Lawn, garden, pet and other

•

Seed processing and sales

•

Corporate and administration

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood).  Greenwood is a processor and distributor of industrial wood products.  A major product category is treated plywood that is sold primarily to the transportation industry, including the municipal and mass transit transportation sectors.

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

JC USA Inc. (“JC USA”) is the parent company for the wholly-owned subsidiaries as described above.  JC USA provides professional and administrative services, including warehousing, accounting and credit services, to its subsidiary companies.

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

RESULTS OF OPERATIONS

During the first quarter, sales and gross margins showed significant improvement due to higher sales in both fencing and pet products, including new commitments from customers in both segments. Although the COVID-19 pandemic continues to fuel the popularity of both DIY home improvement and new pet adoptions, these results also reflect the success of our current campaign to rebrand its products to connect directly with the consumer across all retail and eCommerce platforms. The intent is to make the consumer more aware of Jewett-Cameron with a consistent look and statement of value, to drive more cross-over business to each segment and product line, and increasing its product presence in more channels. This focus involve social media, other online communications, and omnichannel branding, both in the US and internationally. In particular, the new compostable pet bag shows solid sales growth and interest from new sales channel partners, including internationally. The Company remains committed to its overall strategy and expects further progress in fiscal 2021 both in new sales channels, product distribution, and end consumer connectivity.

We remain committed to grow our business by not only expanding our sales channels and marketing, but also by developing new products. Besides its internal new product development process, we may also seek to acquire products that will provide complementary benefits to its existing products and product lines. This commitment requires the continued investment in multiple areas to achieve these goals, including our facilities, equipment, and personnel.  The installation of the Company’s new Enterprise Resource Planning (ERP) software system is scheduled for the 2nd quarter of fiscal 2021. Since this period is typically one of the Company’s slowest sales periods, it will limit possible business disruptions. Other current capital projects include the renovation of the former seed laboratory into a new Creative Center for new product development. The first phase of the seed laboratory remodel was completed in December 2020. Renovation of an existing portion of the warehouse into a two-story office and gathering space began in November 2020 with occupancy projected for May 2021.

The gains seen in the 1st quarter are encouraging, but due to the ongoing COVID-19 situation both in the US and internationally, the outlook for the remainder of fiscal 2021 is uncertain.

In response to the COVID-19 pandemic, the Company remains committed to the strong protocols we have instituted within our facilities which are consistent with the State of Oregon’s requirements and CDC guidelines. This includes appropriate social distancing and cleaning protocols. It is critical to our continuing operations that we do all we can to protect and retain our workforce if and when they might experience exposure to the virus. If any employees working at headquarters or in the warehouse facilities contract the virus, the Company would be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which would result in delayed or lost revenue, and increased costs. To date, we have not had any incidents of transmissions within the Company. Although some of our employees have experienced outbreaks within their families, our isolation safeguards, including paid quarantines, have meant that employees respect and appreciate the protocols in place. The loans the Company received under the Paycheck Protection Program were essential in supporting the Company’s ability to operate without interruption during the crisis and retain 100% of its workforce. All of the borrowed funds were spent on qualifying employee payroll expenses, and we expect to apply for relief from the loans while continuing to maintain our workforce in full.

Three Months Ended November 30, 2020 and 2019

For the three months ended November 30, 2020, sales increased by $3,261,106, or 46%, to $10,316,284 from $7,055,178 for the three months ended November 30, 2019. Gross profit increased by $914,556, or 45%. Higher sales from Lawn, Garden, and Pet products were primarily responsible for the higher sales. The gross margin in Q1 2021 was improved by the Company’s exit from the industrial tools segment as the liquidation of remaining inventory in the comparable quarter in the prior year resulted in higher costs and suppressed margins.

Sales at JCC were $8,929,636 for the three months ended November 30, 2020 compared to sales of $5,577,494 for the three months ended November 30, 2019, which was an increase of $3,352,142, or 60%. The stronger fencing and pet product sales that occurred beginning in the second half of fiscal 2020 as more people stayed and worked from home continued into this first quarter of fiscal 2021. During the first quarter of 2019, several of the Company’s largest customers delayed their usual Q1 orders due to uncertainty over US tariffs on Chinese manufactured goods. Operating income for JCC was $520,208 for the quarter ended November 30, 2020 compared to an operating loss of ($77,696) for the quarter ended November 30, 2019. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $724,752 for the three months ended November 30, 2020 compared to sales of $784,868 for the three months ended November 30, 2019, which was a decrease of $60,116, or 8%. Demand for Greenwood’s products from governments and transit operators remains weak due to the COVID-19 pandemic. Greenwood is currently exploring several new product offerings, particularly in the housing and construction sectors, which would open new sales channels and broaden its customer base. For the quarter, Greenwood’s operating loss was flat at ($15,224) compared to the operating loss of ($15,618) in the three months ended November 30, 2019.

Sales at JCSC were $661,896 for the three months ended November 30, 2020 compared to sales of $524,595 for the three months ended November 30, 2019, which is an increase of $137,301, or 26%. Management’s recent efforts to more closely align with the needs of growers and focus on service has led to significantly greater cleaning volumes during the first quarter compared to the prior years. Operating income for JCSC for the quarter was flat at $49,490 compared to operating income of $49,703 for the quarter ended November 30, 2019.

The MSI-Pro division was wound up in fiscal 2020 as the Company exited the industrial tools segment. During the quarter ended November 30, 2019, the Company began liquidating the remaining inventory, which resulted in sales of $168,221 and an operating loss of ($107,217).

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2020, JC USA had operating income of $72,309 compared to operating income of $151,569 for the quarter ended November 30, 2019. The decline in income is largely due to higher administrative costs of additional personnel in the current quarter and the costs related to capital improvements. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2020 was 28.7% compared to 29.0% for the three months ended November 30, 2019.

Operating expenses rose by $279,899 to $2,339,116 from $2,059,217 for the three months ended November 30, 2020 as the Company added additional staff. Selling, General and Administrative Expenses increased to $694,628 from $649,010, and wages and employee benefits rose to $1,593,959 from $1,362,059. Depreciation and Amortization increased to $50,529 from $48,148. Interest and other income decreased to $3,000 from $11,614.

Income before income taxes was $626,783 for the quarter ended November 30, 2020 compared to $741 for the quarter ended November 30, 2019. The Company's income tax expense in the current quarter was $138,256 compared to $7,362 for the three months ended November 30, 2019. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect. The net income for the quarter ended November 30, 2020 was $488,527, or $0.14 per share, compared to a net loss of ($6,621), or ($0.00) per share, for the three months ended November 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2020, the Company had working capital of $17,055,817 compared to working capital of $16,815,454 as of August 31, 2020, an increase of $240,363. Cash and cash equivalents totaled $5,839,952, an increase of $2,038,915 from cash of $3,801,037. Accounts receivable fell to $4,246,957 from $6,274,426 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $223,013 to $9,421,159. Prepaid expenses, which is largely related to down payments for future inventory purchases, decreased by $196,255. Income taxes payable increased to $219,636 from $40,596. Notes payable, which are the promissory notes PPP loans received in the 3rd quarter, remained unchanged at $680,707. Deferred tax liability fell to $56,168 from $96,952.

As of November 30, 2020, accounts receivable and inventory represented 67% of current assets and 58% of total assets. As of November 30, 2019, accounts receivable and inventory represented 49% of current assets and 43% of total assets. For the three months ended November 30, 2020, the accounts receivable collection period, or DSO, was unchanged at 37 days compared to 37 days for the three months ended November 30, 2019. Inventory turnover to the three months ended November 30, 2020 was 115 days compared to 124 days for the three months ended November 30, 2019.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of November 30, 2020, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2020, the one month LIBOR rate plus 175 basis points was 3.23% (1.48% + 1.75%). With the expected phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2021. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

During the 3rd quarter of fiscal 2020, the Company applied for and received two loans under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company felt the PPP funds were necessary because the Company was quickly depleting its available cash in April due to inventory purchases to fulfil customer orders ahead of its busiest selling season, some delays in receiving inventory from China due to reduced availability of ocean shipping, and the danger of potential COVID-19 infections. If any of the Company’s employees on site were to contract the virus during this time, the Company would be required to shut down the facility for a minimum of 14 days to clean and disinfect, and no product would be shipped to customers. Without the cash flow from product sales, the Company would have likely had to immediately layoff or furlough many of its employees, which would further delay the Company’s ability to recover after the shutdown. All of the proceeds from the PPP loans were used for employee payroll expenses.

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

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the remainder of the current fiscal year.

The Company has historically used a portion of its excess cash to repurchase and cancel common shares. No common shares were repurchased during the first quarter of fiscal 2021 ended November 30, 2020. Subsequent to the end of the quarter, the Company issued 7,999 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed price of $8.80 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 6,130 shares for the three months ended November 30, 2020. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2020, our top ten customers represented 75% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2020. However, the Company is exposed to interest rate risk.

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

- 28 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 14, 2021	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

