Form 10-Q
period 2021-02-28
JEWETT CAMERON TRADING CO LTD
filed 2021-04-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,489,161 common shares as of April 14, 2021.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2021

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2021	August 31, 2020

ASSETS

Current assets
Cash and cash equivalents	$2,891,734	$3,801,037
Accounts receivable, net of allowance of $Nil (August 31, 2020 - $Nil)	5,089,561	6,274,426
Inventory, net of allowance of $250,000 (August 31, 2020 - $65,000) (note 3)	10,035,546	9,198,146
Prepaid expenses	1,498,213	1,036,128
Prepaid income taxes	307,433	-

Total current assets	19,822,487	20,309,737

Property, plant and equipment, net (note 4)	3,411,132	2,967,565

Intangible assets, net (note 5)	539	659

Total assets	$23,234,158	$23,277,961

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2021	August 31, 2020

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$756,881	$1,095,061
Current portion of notes payable (note 8)	529,439	342,326
Income taxes payable	-	40,596
Accrued liabilities	1,929,599	2,016,300

Total current liabilities	3,215,919	3,494,283

Long-term liabilities
Notes payable (note 8)	151,268	338,381

Deferred tax liability (note 6)	12,872	96,952

Total liabilities	3,380,059	3,929,616

Stockholders’ equity
Capital stock (note 9, 10)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,489,161 common shares (August 31, 2020 – 3,481,162)	823,171	821,284
Additional paid-in capital	618,707	618,707
Retained earnings	18,412,221	17,908,354

Total stockholders’ equity	19,854,099	19,348,345

Total liabilities and stockholders’ equity	$23,234,158	$23,277,961

Contingency (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods at the end of February		Six Month Periods at the end of February
	2021	2020	2021	2020

SALES	$10,460,355	$7,621,927	$20,776,639	$14,677,105

COST OF SALES	7,848,779	5,616,672	15,202,164	10,623,507

GROSS PROFIT	2,611,576	2,005,255	5,574,475	4,053,598

OPERATING EXPENSES
Selling, general and administrative expenses	895,974	763,910	1,590,603	1,412,920
Depreciation and amortization	55,290	58,063	105,818	106,211
Wages and employee benefits	1,723,474	1,346,302	3,317,433	2,708,361
	2,674,738	2,168,275	5,013,854	4,227,492

(Loss) income from operations	(63,162)	(163,020)	560,621	(173,894)

OTHER ITEMS
Gain on sale of property, plant and equipment	-	400	-	400
Interest and other income	3,000	6,584	6,000	18,198
	3,000	6,984	6,000	18,598

(Loss) income before income taxes	(60,162)	(156,036)	566,621	(155,296)

Income tax recovery (expense)	6,998	(18,226)	(131,258)	(25,588)

Net (loss) income	$(53,164)	(174,262)	$435,363	$(180,884)

Basic (loss) earnings per common share	$(0.02)	(0.05)	$0.12	$(0.05)

Diluted (loss) earnings per common share	$(0.02)	(0.05)	$0.12	$(0.05)

Weighted average number of common shares outstanding:
Basic	3,486,495	3,562,630	3,483,814	3,811,956
Diluted	3,486,495	3,562,630	3,483,814	3,811,956

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Shares repurchased and cancelled (note 10)	(490,120)	(115,619)	-	(3,751,427)	(3,867,046)
Net loss	-	-	-	(180,884)	(180,884)

February 29, 2020	3,481,162	$ 821,284	$ 618,707	$ 14,942,945	$ 16,382,936

Net income	-	-	-	2,965,409	2,965,409

August 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 17,908,354	$ 19,348,345

Shares issued pursuant to compensation plans (note 11)	7,999	1,887	-	68,504	70,391
Net income	-	-	-	435,363	435,363

February 28, 2021	3,489,161	$ 823,171	$ 618,707	$ 18,412,221	$ 19,854,099

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period at the end of February,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$435,363	$(180,884)
Items not involving an outlay of cash:
Depreciation and amortization	105,818	106,211
(Gain) on sale of property, plant and equipment	-	(400)
Deferred income taxes	(84,080)	24,592

Changes in non-cash working capital items:
Decrease in accounts receivable	1,184,865	135,288
(Increase) in inventory	(837,400)	(870,743)
Decrease in note receivable	-	300
(Increase) in prepaid expenses	(462,085)	(474,253)
(Increase) in prepaid income taxes	(307,433)	(146,582)
(Decrease) in accounts payable and accrued liabilities	(424,881)	(351,259)

Net cash used in operating activities	(389,833)	(1,757,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(519,470)	(152,403)
Proceeds from sale of property, plant and equipment	-	400

Net cash used in investing activities	(519,470)	(152,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	-	(3,867,046)

Net cash used in financing activities	-	(3,867,046)

Net decrease in cash	(909,303)	(5,776,779)

Cash, beginning of period	3,801,037	9,652,310

Cash, end of period	$2,891,734	$3,875,531

Supplemental disclosure with respect to cash flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, affected the Company’s operations including delays in inventory production and shipping, a change of product mix based on customer demand to fencing, pet and DIY products, an increase in demand from online sales channels, and costs associated with compliance with COVID-19 control protocols. The Company’s operations, including inventory production and sales, have been excluded from business restrictions within the jurisdictions that the Company operates. However, due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the Company’s business, financial position, and operating results in the future. In addition, it is possible that estimates in the Company’s consolidated financial statements will change in the near term as a result of COVID-19 and the effect of any such changes could be material, which could result in, among other things valuation of inventory and collectability of accounts receivable. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

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

February 28, 2021

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2021, cash and cash equivalents were $2,891,734 compared to $3,801,037 at August 31, 2020.

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

February 28, 2021

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The (loss) earnings per share data for the three and six month periods ended February 28, 2021 and February 29, 2020 are as follows:

	Three Month Periods at the end of February,		Six Month Periods at the end of February,

	2021	2020	2021	2020

Net (loss) income	$(53,164)	$(174,262)	$435,363	$(180,884)

Basic weighted average number of common shares outstanding	3,486,495	3,562,630	3,483,814	3,811,956

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	3,486,495	3,562,630	3,483,814	3,811,956

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of February 28, 2021 and August 31, 2020 follows:

	February 28, 2021		August 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$ 2,891,734	$ 2,891,734	$ 3,801,037	$ 3,801,037
Accounts receivable, net of allowance	5,089,561	5,089,561	6,274,426	6,274,426
Notes Payable	680,707	680,707	680,707	680,707
Accounts payable and accrued liabilities	2,686,480	2,686,480	3,111,361	3,111,361

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,891,734	$2,891,734	$—	$—

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

February 28, 2021

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

3.

INVENTORY

A summary of inventory is as follows:

	February 28, 2021	August 31, 2020

Wood products and metal products	$9,556,577	$9,017,349
Agricultural seed products	478,969	180,797

	$10,035,546	$9,198,146

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2021	August 31, 2020

Office equipment	$535,614	$654,739
Warehouse equipment	1,331,205	1,293,331
Buildings	4,568,735	4,182,332
Land	559,065	559,065
	6,994,619	6,689,467

Accumulated depreciation	(3,583,487)	(3,721,902)

Net book value	$3,411,132	$2,967,565

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2021	August 31, 2020

Intangible assets	16,405	16,405

Accumulated amortization	(15,866)	(15,746)

Net book value	$539	$659

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of February 28, 2021 of $12,872 (August 31, 2020 - $96,952) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

There was no bank indebtedness under the Company’s line-of-credit as of February 28, 2021 or August 31, 2020.  At February 28, 2021, the line of credit borrowing limit was $3,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 175 basis points.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

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

The first loan was made to JCC for $487,127 and the second loan was made to JC USA for $193,580. The total principal amount of the two notes is $680,707. They have a term of 2 years with a 1% annual interest rate. Payments were originally deferred for 6 months, after which the repayment of principal and interest is required to be made in equal monthly payments over 18 months beginning December 4, 2020. However, the SBA subsequently revised the due date to either the date that SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. There is no prepayment penalty. If proceeds are used for qualifying expenses as defined by the CARES Act, including payroll costs, health care benefits, rent and utilities, the Company can apply for forgiveness after 60 days of all or any portion of the promissory note used for such qualifying expenses. Although the Company believes it has used the entire proceeds for qualifying expenses, there is no assurance that the Company will obtain forgiveness of the loan. The terms of the promissory note, including eligibility and forgiveness, may be subject to additional requirements adopted by the SBA.

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

February 28, 2021

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

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. The Company had no stock options outstanding as of February 28, 2021 and August 31, 2020.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of February 28, 2021, the maximum number of shares available to be issued under the Plan was 31,713.

During the second quarter of fiscal 2021 ended February 28, 2021, the Board of Directors set the compensation for members of the Board under the Plan. Non-executive directors will be granted 25 common shares for each quarter of service, with the cumulative amount of shares earned each fiscal year to be granted shortly after the close of that fiscal year. Non-executive Directors also received a one-time initial grant of 225 common shares which were issued in December 2020.

During the six months ended February 28, 2021, the Company issued 7,999 common shares to Officers, Directors and Employees under the RSA Plan. 6,564 of these shares were issued to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 1,435 shares were issued to Employees and have a three-year Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

(Unaudited)

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually.  For the six months ended February 28, 2021 and February 29, 2020, the 401(k) compensation expense was $263,022 and $225,485, respectively.

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

Following is a summary of segmented information for the six-month periods ended February 28, 2021 and February 29, 2020.

	2021	2020

Sales to unaffiliated customers:
Industrial wood products	$1,245,346	$1,469,991
Lawn, garden, pet and other	17,822,958	12,002,833
Seed processing and sales	1,708,335	966,245
Industrial tools and clamps	-	238,036
	$20,776,639	$14,677,105

(Loss) income before income taxes:
Industrial wood products	$(36,464)	$(45,525)
Lawn, garden, pet and other	487,741	(282,702)
Seed processing and sales	51,405	43,181
Industrial tools and clamps	-	(222,432)
Corporate and administrative	63,939	352,182
	$566,621	$(155,296)

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2021	2020

Identifiable assets:
Industrial wood products	$719,493	$712,138
Lawn, garden, pet and other	13,907,759	9,348,210
Seed processing and sales	907,460	416,695
Industrial tools and clamps	-	2,749
Corporate and administrative	7,699,446	7,360,288
	$23,234,158	$17,840,080
Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	519,470	152,403
	$519,470	$152,403

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2021 and February 29, 2020:

	2021	2020

Sales	$7,591,948	$4,898,298

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2021 and February 29, 2020:

	2021	2020

United States	$20,394,544	$14,205,990
Canada	250,863	379,527
Mexico/Latin America/Caribbean	108,659	62,826
Europe	11,058	3,247
Asia/Pacific	11,515	25,515

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2021 and February 29, 2020.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2021

(Unaudited)

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

At February 28, 2021, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 45%. At February 29, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 57%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2021, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $7,613,493. For the six months ended February 29, 2020, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $6,188,865.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2021 and February 29, 2020 are summarized as follows:

	2021	2020

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$563,367	$-

There were no non-cash investing or financing activities during the periods presented.

17.

CONTINGENCY

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  A trial date has not been set at this time.  At the present time it is speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs.

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. This distributor has raised a counter claim in Illinois federal court against the Company asserting a breach of the same contract and seeking damages. While company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2021 and August 31, 2020 and its results of operations and cash flows for the three and six month periods ended February 28, 2021 and February 29, 2020 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2020 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2021. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products are primarily fencing, while metal products include pet enclosures and kennels, proprietary gate support systems, perimeter fencing, greenhouses, canopies and umbrellas. Examples of the Company’s brands include Lucky Dog, Animal House and AKC (used under license from the American Kennel Club) for pet enclosures and kennels; Adjust-A-Gate, Fit-Right, LIFETIME POST™ and Perimeter Patrol for gates and fencing; Early Start, Spring Gardener, and Weatherguard for greenhouses; and TrueShade for patio umbrellas, furniture covers and canopies. JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers, eCommerce and other retailers.

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

RESULTS OF OPERATIONS

The results from the first six months of fiscal 2021 have begun to demonstrate the success of our current sales and marketing strategy. The rebranding of our products has highlighted our brand names and increased consumer awareness of our consistent look and statement of value. The expansion of our product lines through the introduction of complementary products is performing well, particularly with the compostable pet poop bags and new fencing products, with a number of new products scheduled to roll out throughout the second half of fiscal 2021. The increase in sales for the period have come from both existing and new customers and through multiple sales channels, including eCommerce, which has been very successful during the ongoing COVID-19 pandemic.

The Company remains committed to its overall strategy and expects further progress in fiscal 2021 in new sales channels, product distribution, and end consumer connectivity. We also intend to continue to develop new products, particularly those that complement and expand our existing product lines.  Besides our internal new product development process, we may also seek to acquire products that conform to this strategy.

This commitment requires the continued investment in multiple areas to achieve these goals, including our facilities, equipment, and personnel.  The Company’s new Enterprise Resource Planning (ERP) software system successfully went live in February 2021. Since this period is typically one of the Company’s slowest sales periods, it limited possible business disruptions. Other current capital projects include the renovation of the former seed laboratory into a new Creative Center for new product development. The first phase of the seed laboratory remodel was completed in December 2020. Renovation of an existing portion of the warehouse into a two-story office and gathering space began in November 2020 with occupancy projected for May 2021. We have also revamped our corporate website in line with our omnichannel rebranding. These updates include a larger and unified product presentation, new eCommerce interface, and modernized investor relations and contact sections. The Company has added additional personnel to lead the efforts for enhancing consumer awareness and marketing for both the website and on multiple social media platforms.

In response to the COVID-19 pandemic, the Company remains committed to the strong protocols we have instituted within our facilities which are consistent with the State of Oregon’s requirements and CDC guidelines. This includes appropriate social distancing and cleaning protocols. It is critical to our continuing operations that we do all we can to protect and retain our workforce if and when they might experience exposure to the virus. If any employees working at headquarters or in the warehouse facilities contract the virus, the Company would be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which would result in delayed or lost revenue, and increased costs. To date, we have not had any incidents of transmissions within the confines of our facilities due to our clear and consistent protocols, as well as our employees’ remarkable support of our procedures which has been critical to our success in keeping our workplace safe and running. The assistance of the PPP program provided us the ability to assist sound employee decisions when they either felt they had an external exposure or perhaps even tested positive due to such external exposure. The loans the Company received under the Paycheck Protection Program were essential in supporting the Company’s ability to operate without interruption during the crisis and retain 100% of its workforce. All of the borrowed funds were spent on qualifying employee payroll expenses, and we expect to apply for relief from the loans while continuing to maintain our workforce in full.

The Company’s business is typically seasonal, with sales volumes highest in the 3rd and 4th quarters of the fiscal year. The sales gains seen in the first half of the fiscal year are certainly encouraging. However, the ongoing COVID-19 situation both in the US and internationally continues to cloud the outlook for the remainder of fiscal 2021. One consequence of the pandemic internationally is a large backlog of seaborne trade and a shortage of shipping containers in certain regions, including China. It has become more difficult to secure shipping containers and ship space for our Chinese manufactured goods. This has resulted in significant cost increases for container rentals in addition to shipping delays, as seaborne container slots are scarce and there are long delays for container ships to unload at certain American West Coast ports. We were able to mitigate these effects somewhat due to our building of higher than normal inventory levels of a number of our most popular products in the second quarter before the shipping crisis worsened. But we are now experiencing both higher shipping costs and unpredictable receiving delays for many of our China manufactured products. This may have a negative effect on our sales and costs both for our current products and our planned new product launches which may be delayed due to product shortages. We are continuing to closely monitor the situation and will prioritize the shipping of our most important products during the 3rd and 4th quarters.

Three Months Ended February 28, 2021 and February 29, 2020

For the three months ended February 28, 2021, sales were $10,460,355, which is an increase of $2,838,428, or 37%, from sales of $7,621,927 for the three months ended February 29, 2020.

Sales at JCC were $8,893,322 for the three months ended February 28, 2021 compared to sales of $6,425,339 for the three months ended February 29, 2020. This represents an increase of $2,467,983, or 38%. The increase in sales is due to higher consumer demand for fencing and pet products during the COVID-19 pandemic as well as strong market acceptance of the Company’s newly introduced products, including the compostable pet poop bags. Sales in the prior year’s quarter were negatively affected by the initial stages of the COVID-19 situation, including unplanned delays in receiving certain products from China due to the extended factory shutdowns which pushed several weeks of orders from the 2nd into the 3rd quarter. Operating loss for the current quarter was ($53,164) compared to an operating loss of ($160,006) for the quarter ended February 29, 2020. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood declined by $164,530, or 24%, to $520,593 from sales of $685,123 for the three months ended February 29, 2020. Demand for Greenwood’s products from governments and transit operators remains weak due to the COVID-19 pandemic. For the three months ended February 28, 2021, Greenwood had an operating loss of ($21,240) compared to an operating loss of ($29,907) for the three months ended February 29, 2020.

Sales at JCSC were $1,046,439 compared to sales of $441,650 for the three months ended February 29, 2020, which was an increase of $604,789, or 137%. Management’s recent efforts to more closely align with the needs of growers and focus on service has led to significantly greater cleaning volumes during the current period. Operating profit at JCSC for the quarter ended February 28, 2021 was $1,915 compared to an operating loss of ($6,522) for the quarter ended February 29, 2020.

The MSI-Pro division was wound up in fiscal 2020 as the Company exited the industrial tools segment. During the quarter ended February 29, 2020, the Company liquidated its remaining inventory, much of which was sold at a significant discount to the Company’s carrying value. Loss for the prior year’s quarter was ($115,215) on sales of $69,816.

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 28, 2021, JC USA had an operating loss of ($8,370) compared to operating income of $155,613 for the quarter ended February 29, 2020. The decline in income is largely due to higher administrative costs of additional personnel in the current quarter and the costs related to capital improvements. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended February 28, 2021 was 24.9% compared to 26.3% for the three months ended February 29, 2020. The decline was primarily due to higher sales of lower margin wood products in the current quarter.

Operating expenses increased by $506,463 to $2,674,738 from $2,168,275 for the three months ended February 29, 2020. Selling, General and Administrative Expenses rose to $895,974 from $763,910 primarily as a result of the higher level of sales in the current quarter. Wages and Employee Benefits increased to $1,723,474 from $1,346,302 as the Company added additional staff to support its new sales and marketing initiatives and roll-out of new products. Depreciation and Amortization decreased slightly to $55,290 from $58,063. Other income in the current quarter was $3,000. In the prior year’s quarter, gain on the sale of property, plant and equipment was $400 and Interest and other income was $6,584.

Income tax recovery for the three month period ended February 28, 2021 was $6,998 compared to income tax expense of $18,226 for the quarter ended February 29, 2020. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended February 28, 2021 was ($53,164), or ($0.02) per basic and diluted share, compared to a net loss of ($174,262), or ($0.05) per basic and diluted shares, for the quarter ended February 29, 2020.

Six Months Ended February 28, 2021 and February 29, 2020

For the six months ended February 28, 2021 sales increased by $6,099,534, or 42%, to $20,776,639 from sales of $14,677,105 recorded in the six month period ended February 29, 2020.

Sales at JCC were $17,822,958 for the six months ended February 28, 2021 compared to sales of $12,002,833 for the six months ended February 29, 2020, which was an increase of $5,820,125, or 40%. Higher demand for fencing and pet products during the pandemic helped sales in both the current and year-ago periods. The increase in sales during the current six-month period was due to several factors. The recent introduction of new products have been well received by the marketplace, while the Company’s strategy of rebranding, focusing its marketing, and expanding multiple sales channels increased its product presence for both existing and new products. Operating profit at JCC for the current six month period was $487,741 compared to an operating loss of ($282,702) for the six months ended February 29, 2020. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,245,346 for the six months ended February 28, 2021 compared to sales of $1,469,991 for the six months ended February 29, 2020. This represents a decrease of $224,645, or 15%. During the COVID-19 pandemic, demand for Greenwood’s products from governments and transit operators has been weak. Greenwood is currently exploring several new product offerings, particularly in the housing and construction sectors, which would open new sales channels and broaden its customer base. Management is also working on a strategic branding to better incorporate Greenwood’s products into the Company’s marketing programs. For the six months ended February 28, 2021, Greenwood had an operating loss of ($36,464) compared to an operating loss of ($45,525) for the six months ended February 29, 2020.

Sales at JCSC for the six months ended February 28, 2021 were $1,708,335 compared to sales of $966,245 for the six months ended February 29, 2020. This represents an increase of $742,090, or 77%. Management has worked to refocus JCSC to better provide local growers with cleaning services which has led to significantly higher cleaning volumes. JCSC is also advancing its strategy to increase its seed brokering and sales services. For the six months ended February 28, 2021, JCS had operating income of $51,405 compared to operating income of $43,181 for the six months ended February 29, 2020.

The MSI-Pro division was wound up in fiscal 2020 as the Company exited the industrial tools segment. Sales at MSI for the six months ended February 29, 2020 was $238,036 which represented the final liquidation of all of MSI’s remaining inventory, much of which was sold at a significant discount to the Company’s carrying value. For the six months ended February 29, 2020 MSI had an operating loss of ($222,432).

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $63,939 for the six months ended February 28, 2021 compared to income of $352,182 for the six months ended February 29, 2020. The decrease is due to the addition of new personnel and higher administrative costs in the current period. The results of JC USA are eliminated on consolidation.

Gross margin for the six month period ended February 28, 2021 was 26.8% compared to 27.6% for the six months ended February 29, 2020. The lower margin in the current period was primarily due to higher sales of lower margin wood products as a proportion of total product sales for JCC.

Operating expenses for the six months ended February 28, 2021 were $5,013,854 compared to expenses of $4,227,492 for the six month period ended February 29, 2020. Selling, General and Administrative Expenses increased to $1,590,603 from $1,412,920. Wages and Employee Benefits increased to $3,317,433 from $2,708,361 as the Company added additional staff to support its new sales and marketing initiatives and roll-out of new products. Depreciation and Amortization was relatively unchanged at $105,818 compared to $106,211 for the six months ended February 29, 2020. Other items in the current six month period include other income of $6,000 as JCS has rented a portion of their parking area to an unrelated company for $1,000 per month. For the six months ended February 29, 2020, gain on sale of property, plant and equipment was $400 and interest and other income of $18,198.

Income tax expense for the six months ended February 28, 2021 was $131,258 compared to $25,588 for the six months ended February 29, 2020. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 28, 2021 was $435,363, or $0.12 per basic and diluted share, compared to a net loss of ($180,884), or ($0.05) per basic and diluted share, for the six months ended February 29, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2021, the Company had working capital of $16,606,568 compared to working capital of $16,815,454 as of August 31, 2020, a decrease of $208,886. Cash and cash equivalents totaled $2,891,734, a decrease of $909,303 from cash of $3,801,037. Accounts receivable fell to $5,089,561l from $6,274,426 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $837,400 to $10,035,546, including an allowance of $250,000 for obsolete inventory, which increased from the allowance of $65,000 as of August 31, 2020. Management intends to liquidate this obsolete inventory beginning in the third quarter of fiscal 2021. Prepaid expenses, which is largely related to down payments for future inventory purchases, rose by $462,085. Prepaid income taxes increased by $307,433. Accounts payable fell to $756,881 from $1,095,061, a decrease of $338,180. Accrued liabilities declined slightly to $1,929,599 from $2,016,300. Income taxes payable decreased by $40,596. Notes payable, which are the promissory notes PPP loans received in the 3rd quarter, remained unchanged at $680,707. Deferred tax liability fell to $12,872 from $96,952.

As of February 28, 2021, accounts receivable and inventory represented 76% of current assets and 65% of total assets. As of February 29, 2020, accounts receivable and inventory represented 66% of current assets and 56% of total assets.

For the three months ended February 28, 2021, the accounts receivable collection period, or DSO, was 44 compared to 32 for the three months ended February 29, 2020. For the six month period ended February 29, 2020, the DSO was 44 compared to 33 for the six months ended February 29, 2020. Inventory turnover for the three months ended February 28, 2021 was 112 days compared to 118 days for the three months ended February 29, 2020. For the six months ended February 28, 2021, inventory turnover was 115 days compared to 117 days for the six months ended February 29, 2020.

External sources of liquidity include a line of credit from U.S. Bank of $3,000,000. As of February 28, 2021, the Company had no borrowing balance leaving the entire amount available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of February 28, 2021, the one month LIBOR rate plus 175 basis points was 1.86% (0.11% + 1.75%). With the expected phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations sometime in 2021. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

The principal amount of the PPP loans totals $680,707. They have a term of 2 years with a 1% annual interest rate. Payments were originally deferred for 6 months, after which the repayment of principal and interest is required to be made in equal monthly payments over 18 months beginning December 4, 2020. However, the SBA subsequently revised the due date to either the date that SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. As of this date, we have been advised by both the SBA and our lender that we can apply for forgiveness and are vigorously preparing our filing.

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

The Company has historically used a portion of its excess cash to repurchase and cancel common shares. No common shares were repurchased during the first six months of fiscal 2021 ended February 28, 2021. During the period, the Company issued 7,999 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed price of $8.80 per share.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 6,230 shares for the six months ended February 28, 2021. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 28, 2021, our top ten customers represented 75% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2021. However, the Company is exposed to interest rate risk.

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

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  A trial date has not been set at this time.  At the present time it is speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs.

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. This distributor has raised a counter claim in Illinois federal court against the Company asserting a breach of the same contract and seeking damages. While company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 14, 2021	/s/ “Charles Hopewell”
Charles Hopewell, President/CEO/CFO

