Form 10-Q
period 2021-05-31
JEWETT CAMERON TRADING CO LTD
filed 2021-07-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,489,161 common shares as of July 14, 2021.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2021

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2021	August 31, 2020

ASSETS

Current assets
Cash and cash equivalents	$2,170,046	$3,801,037
Accounts receivable, net of allowance of $Nil (August 31, 2020 - $Nil)	11,051,061	6,274,426
Inventory, net of allowance of $250,000 (August 31, 2020 - $65,000) (note 3)	7,767,640	9,198,146
Prepaid expenses	2,580,856	1,036,128

Total current assets	23,569,603	20,309,737

Property, plant and equipment, net (note 4)	3,799,402	2,967,565

Intangible assets, net (note 5)	12,910	659

Total assets	$27,381,915	$23,277,961

- Continued -

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2021	August 31, 2020

Continued

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$1,557,721	$1,095,061
Bank indebtedness (note 7)	996,010	-
Current portion of notes payable (note 8)	-	342,326
Income taxes payable	230,190	40,596
Accrued liabilities	2,290,235	2,016,300

Total current liabilities	5,074,156	3,494,283

Long-term liabilities
Notes payable (note 8)	-	338,381

Deferred tax liability (note 6)	39,184	96,952

Total liabilities	5,113,340	3,929,616

Stockholders’ equity
Capital stock (note 9, 10)
Authorized
21,567,564 common shares, without par value
10,000,000 preferred shares, without par value
Issued
3,489,161 common shares (August 31, 2020 – 3,481,162)	823,171	821,284
Additional paid-in capital	687,211	618,707
Retained earnings	20,758,193	17,908,354

Total stockholders’ equity	22,268,575	19,348,345

Total liabilities and stockholders’ equity	$27,381,915	$23,277,961

Contingency (Note 17)

Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2021	2020	2021	2020

SALES	$21,619,952	$16,241,239	$42,396,591	$30,918,345

COST OF SALES	16,037,702	11,931,746	31,239,866	22,555,253

GROSS PROFIT	5,582,250	4,309,493	11,156,725	8,363,092

OPERATING EXPENSES
Selling, general and administrative expenses	966,299	706,079	2,556,902	2,118,999
Depreciation and amortization	69,353	54,781	175,171	160,992
Wages and employee benefits	1,908,588	1,635,051	5,226,021	4,343,412

	2,944,240	2,395,911	7,958,094	6,623,403

Income from operations	2,638,010	1,913,582	3,198,631	1,739,689

OTHER ITEMS
Gain on sale of property, plant and equipment	-	2,200	-	2,600
Gain on extinguishment of debt	687,387		687,387
Interest and other income	(6,282)	3,217	(283)	21,414
	681,105	5,417	687,104	24,014

Income before income taxes	3,319,115	1,918,999	3,885,735	1,763,703

Income tax expense	(904,638)	(522,026)	(1,035,896)	(547,614)

Net income	$2,414,477	$1,396,973	$2,849,839	$1,216,089

Basic earnings per common share	$0.69	$0.40	$0.82	$0.33

Diluted earnings per common share	$0.69	$0.40	$0.82	$0.33

Weighted average number of common shares outstanding:
Basic	3,489,161	3,481,162	3,485,525	3,672,858
Diluted	3,489,161	3,481,162	3,485,525	3,672,858

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Shares repurchased and cancelled (note 10)	(490,120)	(115,619)	-	(3,751,427)	(3,867,046)
Net income	-	-	-	1,216,089	1,216,089

May 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 16,339,918	$ 17,779,909

Net income	-	-	-	1,568,436	1,568,436

August 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 17,908,354	$ 19,348,345

Shares issued pursuant to compensation plans (note 11)	7,999	1,887	68,504	-	70,391
Net income	-	-	-	2,849,839	2,849,839

May 31, 2021	3,489,161	$ 823,171	$ 687,211	$ 20,758,193	$ 22,268,575

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,849,839	$1,216,089
Items not involving an outlay of cash:
Depreciation and amortization	175,171	160,992
Stock-based compensation expense	70,391	-
(Gain) on sale of property, plant and equipment	-	(2,600)
Gain on extinguishment of debt	(680,707)	-
Deferred income tax expense	(57,768)	39,571

Changes in non-cash working capital items:
(Increase) in accounts receivable	(4,776,635)	(4,044,507)
Decrease (increase) in inventory	1,430,506	(408,282)
(Increase) in notes receivable	-	(561,813)
(Increase) in prepaid expenses	(1,544,728)	(942,541)
Decrease in prepaid income taxes	-	101,686
Increase in accounts payable and accrued liabilities	736,595	1,448,292
Increase in income taxes payable	189,594	-

Net cash (used in) provided by operating activities	(1,607,742)	(2,993,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,019,259)	(207,469)
Proceeds from sale of property, plant and equipment	-	3,900

Net cash provided by (used in) investing activities	(1,019,259)	(203,569)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	996,010	-
Increase in notes payable	-	680,707
Redemption of common stock	-	(3,867,046)

Net cash provided by (used in) financing activities	996,010	(3,186,339)

Net (decrease) in cash	(1,630,991)	(6,383,021)

Cash, beginning of period	3,801,037	9,652,310

Cash, end of period	$2,170,046	$3,269,289

Supplemental disclosure with respect to cash flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, affected the Company’s operations including delays in inventory production and shipping, a change of product mix based on customer demand to fencing, pet and DIY products, an increase in demand from online sales channels, and costs associated with compliance with COVID-19 control protocols. The Company’s operations, including inventory production and sales, have been excluded from business restrictions within the jurisdictions that the Company operates. However, due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the Company’s business, financial position, and operating results in the future. In addition, it is possible that estimates in the Company’s consolidated financial statements will change in the near term as a result of COVID-19 and the effect of any such changes could be material, which could result in, among other things valuation of inventory and collectability of accounts receivable. The Company continues to closely monitor the impact of the pandemic on all aspects of its business.

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

May 31, 2021

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2021, cash and cash equivalents were $2,170,046 compared to $3,801,037 at August 31, 2020.

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

May 31, 2021

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three and nine month periods ended May 31, 2021 and 2020 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,

	2021	2020	2021	2020

Net income	$2,414,477	$1,396,973	$2,849,839	$1,216,089

Basic weighted average number of common shares outstanding	3,489,161	3,481,162	3,485,525	3,672,858

Effect of dilutive securities
Stock options	-	-	-	-

Diluted weighted average number of common shares outstanding	3,489,161	3,481,162	3,485,525	3,672,858

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

(Unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of May 31, 2021 and August 31, 2020 follows:

	May 31, 2021		August 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$ 2,170,046	$ 2,170,046	$ 3,801,037	$ 3,801,037
Accounts receivable, net of allowance	11,051,061	11,051,061	6,274,426	6,274,426
Notes Payable	-	-	680,707	680,707
Accounts payable and accrued liabilities	3,847,956	3,847,956	3,111,361	3,111,361

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,170,046	$2,170,046	$—	$—

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

May 31, 2021

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

3.

INVENTORY

A summary of inventory is as follows:

	May 31, 2021	August 31, 2020

Wood products and metal products	$7,446,038	$9,017,349
Agricultural seed products	321,602	180,797

	$7,767,640	$9,198,146

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

(Unaudited)

4.

PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2021	August 31, 2020

Office equipment	$535,614	$654,739
Warehouse equipment	1,345,149	1,293,331
Buildings	5,012,285	4,182,332
Land	559,065	559,065
	7,452,113	6,689,467

Accumulated depreciation	(3,652,711)	(3,721,902)

Net book value	$3,799,402	$2,967,565

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

5.

INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2021	August 31, 2020

Intangible assets	28,905	16,405

Accumulated amortization	(15,995)	(15,746)

Net book value	$12,910	$659

6.

DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2021 of $39,184 (August 31, 2020 - $96,952) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.

BANK INDEBTEDNESS

Bank indebtedness under the Company’s $3,000,000 line of credit as of May 31, 2021 was $996,010 (August 31, 2020 - $Nil).

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest is calculated solely on the one month LIBOR rate plus 175 basis points. As of May 31, 2021, the interest rate was 1.875%.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

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

During the 3rd quarter of fiscal 2021 ended May 31, 2021, the Company’s applications for loan forgiveness of both loans was approved by the SBA. The Company has recorded a gain of extinguishment of debt of $687,387 consisting of $680,707 of principal and $6,680 of interest.

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

May 31, 2021

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

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. The Company had no stock options outstanding as of May 31, 2021 and August 31, 2020.

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

During the nine months ended May 31, 2021, the Company issued 7,999 common shares to Officers, Directors and Employees under the RSA Plan. 6,564 of these shares were issued to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 1,435 shares were issued to Employees and have a three-year Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

(Unaudited)

12.

PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually.  For the nine months ended May 31, 2021 and 2020, the 401(k) compensation expense was $393,218 and $330,208, respectively.

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

The following is a summary of segmented information for the nine month periods ended May 31, 2021 and 2020.

	2021	2020

Sales to unaffiliated customers:
Industrial wood products	$1,883,064	$1,955,669
Lawn, garden, pet and other	37,843,378	27,493,875
Seed processing and sales	2,670,149	1,230,765
Industrial tools and clamps	-	238,036
	$42,396,591	$30,918,345

Income (loss) before income taxes:
Industrial wood products	$(46,258)	$(69,619)
Lawn, garden, pet and other	3,592,546	1,626,378
Seed processing and sales	94,339	(60,458)
Industrial tools and clamps	-	(238,195)
Corporate and administrative	245,108	505,597
	$3,885,735	$1,763,703

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

(Unaudited)

14.

SEGMENT INFORMATION (cont’d…)

	2021	2020

Identifiable assets:
Industrial wood products	$701,021	$780,726
Lawn, garden, pet and other	19,205,736	13,346,110
Seed processing and sales	793,392	547,496
Industrial tools and clamps	-	741
Corporate and administrative	6,681,766	7,057,217
	$27,381,915	$21,732,290

Depreciation and amortization:
Industrial wood products	$-	$-
Lawn, garden, pet and other	29,335	20,777
Seed processing and sales	4,761	4,761
Industrial tools and clamps	-	2,241
Corporate and administrative	141,075	133,213
	$175,171	$160,992

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	942,188	207,469
	$942,188	$207,469

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2021 and 2020:

	2021	2020

Sales	$22,279,565	$12,605,112

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2020 and 2019:

	2021	2020

United States	$40,698,374	$30,184,205
Canada	1,197,681	535,049
Mexico / Latin America / Caribbean	181,168	159,926
Europe	171,254	6,867
Asia/Pacific	148,114	32,298

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2021 and 2020.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2021

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

At May 31, 2021, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 59%. At May 31, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 56%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2021, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $14,782,935. For the nine months ended May 31, 2020, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $13,119,225.

16.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2021 and 2020 are summarized as follows:

	2021	2020

Cash paid during the periods for:
Interest	$-	$-
Income taxes	$338,746	$342,897

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

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. This distributor has raised a counter claim in Illinois federal court against the Company asserting a breach of the same contract and seeking damages. While company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome

18.

SUBSEQUENT EVENTS

Effective June 15, 2021, the Company’s Line of Credit was increased from $3,000,000 to $5,000,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2021 and August 31, 2020 and its results of operations and cash flows for the three and nine month periods ended May 31, 2021 and 2020 in accordance with U.S. GAAP.  Operating results for the nine month period ended May 31, 2021 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2021. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products.  Wood products are primarily fencing, while metal products include pet enclosures and kennels, proprietary gate support systems, perimeter fencing, greenhouses, canopies and umbrellas. Examples of the Company’s brands include Lucky Dog®, Animal House® and AKC (used under license from the American Kennel Club) for pet enclosures and kennels; Adjust-A-Gate, Fit-Right™, LIFETIME POST™ and Perimeter Patrol® for gates and fencing; Early Start, Spring Gardener™, and Weatherguard for greenhouses; and TrueShade® for patio umbrellas, furniture covers and canopies. JCC uses contract manufacturers to make the specialty metal products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers, eCommerce and other retailers.

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

RESULTS OF OPERATIONS

The 3rd and 4th quarters of the fiscal year are historically the Company’s busiest season, and the strong sales momentum from the first two quarters continued in the third quarter. This year’s third quarter sales were up 33% over the third quarter of fiscal 2020. However, sales during the current quarter were restrained due to logistical issues, including extended shipping delays from China, a shortage of shipping containers, clogged port facilities, and a scarcity of trucking to ship and receive product.

Current demand for a number of our core products is the highest in the Company’s history. The increase in sales during the quarter occurred within all of the Company’s sales channels, including eCommerce, with many customers requesting both higher volumes and adding additional products to their orders. These results demonstrate the success of our current sales and marketing strategy. The rebranding of our products has highlighted our brand names and increased consumer awareness of our consistent look and statement of value. We remain committed to our overall strategy to expand new and existing sales channels, widen our product distribution, and grow our connections with the end consumer.

The expansion of our product lines through the introduction of complementary products is performing well, particularly with the compostable dog waste bag which has received extremely favorable consumer response. We are adding sales and customers as our production levels continue to ramp up. We see this initial compostable product as the foundation of a sustainable and innovative brand. We also intend to continue to develop new products, particularly those that complement and expand our existing product lines.  Besides our internal new product development process, we may also seek to acquire products that conform to this strategy.

We continue to invest in the expansion of our facilities, equipment, and personnel.  The Company’s new Enterprise Resource Planning (ERP) software system successfully went live in February 2021 and has been performing well. We have also launched the third of four planned phases to modernize our facilities and add capacity for future expansion. Renovation of an existing portion of the warehouse into a two-story office and gathering was completed and occupied in May 2021.  Other current capital projects include the renovation of the former seed laboratory into a new Creative Center for new product development which was completed in February 2021. We have also revamped our corporate website in line with our omnichannel rebranding. These updates include a larger and unified product presentation, new eCommerce interface, and modernized investor relations and contact sections. The Company has added additional personnel to lead the efforts for enhancing consumer awareness and marketing for both the website and on multiple social media platforms.

In May 2021, Chad Summers was appointed President of the Company. Mr. Summers assumed the role from Charlie Hopewell who voluntarily decided to transition from President and his current CEO position to continue as Board Chair and Director effective January 1, 2022. Mr. Summers has been with Jewett-Cameron since October 2019. His prior experience includes a strong background in leadership, consulting, and support. He co-owned and led an international family lumber brokering business similar to Jewett-Cameron’s Greenwood division. This experience provided him the opportunity to oversee and actively manage suppliers in China and throughout SE Asia. He built a successful consulting practice dedicated to growing manufacturers in association with a west coast regional accounting firm which allowed him the opportunity to establish a deep network of manufacturers, professional services and support connections regionally. He also participated in and led start-up ventures in both product and service industries. Since joining the Company he has focused on driving growth through pursuing acquisition opportunities as well as key strategic partnerships.

Subsequent to the end of the third fiscal quarter, the Company added Michelle Walker to the Board of Directors. Ms. Walker is a business strategist with experience in brand development, organizational alignment, and building consumer brands, including both B2B and B2C businesses. Previously, she was CEO of Sock It to Me, Inc., a sock and underwear brand she grew by 400% during her tenure. She has also held several senior positions with PepsiCo, including Senior Director and GM of the Lays and Ruffles brands where her responsibility included business strategy, brand positioning, product development, and sales strategy. Ms. Walker’s experience and guidance will be extremely important as the Company continues its growth strategy.

In response to the COVID-19 pandemic, the State of Oregon fully reopened and lifted all of its mask and social distancing requirements in June 2021. However, the Company will remain vigilant in regard to the COVID virus and its variants. It is critical to our continuing operations that we do all we can to protect and retain our workforce if and when they might experience exposure to the virus. If any employees working at headquarters or in the warehouse facilities contract the virus, the Company would be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which would result in delayed or lost revenue, and increased costs. To date, we have not had any incidents of transmissions within the confines of our facilities due to our clear and consistent protocols during the restrictive period, as well as our employees’ remarkable support of our procedures which has been critical to our success in keeping our workplace safe and running. The assistance of the PPP program provided us the ability to assist sound employee decisions when they either felt they had an external exposure or perhaps even tested positive due to such external exposure. The loans the Company received under the Paycheck Protection Program were essential in supporting the Company’s ability to operate without interruption during the crisis and retain 100% of its workforce. All of the borrowed funds were spent on qualifying employee payroll expenses, and the Company’s loans were fully forgiven by the SBA in April 2021.

The Company’s business is typically seasonal, with sales volumes highest in the 3rd and 4th quarters of the fiscal year. The sales gains seen in the first half of the fiscal year are certainly encouraging. However, the ongoing COVID-19 situation both in the US and internationally continues to cloud the outlook for the remainder of fiscal 2021 and into fiscal 2022. Both international and domestic supply chains and logistics remain chaotic. It has become more difficult to secure shipping containers and ship space for our Chinese manufactured goods. This has resulted in significant cost increases for container rentals in addition to shipping delays, as seaborne container slots are scarce and there are long delays for container ships to unload at certain American West Coast ports. We were able to mitigate these effects somewhat due to our building of higher than normal inventory levels of a number of our most popular products in the second quarter before the shipping crisis worsened. But, higher than expected customer orders resulted in some products being unavailable at times during the third quarter. There is also a shortage of trucks and trucking capacity in the United States, which is causing some delays in both receiving goods from suppliers and shipping product to customers. Although we prioritized the shipping of our most important products during the 3rd quarter, the combination of product delays and the continued high level of customer orders significantly inflated the Company’s backlog and accounts receivable as payment from customers extended later than usual. At the same time, we needed to order additional product to fulfil both current and future orders. This required the Company to access its line of credit during the third quarter. The situation is expected to be temporary and is beginning to alleviate during the 4th quarter as significant amounts of product are in transit and are now beginning to be delivered.

Three Months Ended May 31, 2021 and May 31, 2020

For the three months ended May 31, 2021, sales totaled $21,619,952 compared to sales of $16,241,239 for the three months ended May 31, 2020, which was an increase of $5,378,713, or 33%.

Sales at JCC were $20,020,420 for the three months ended May 31, 2021 compared to sales of $15,491,042 for the three months ended May 31, 2020. This represents an increase of $4,529,378, or 29%. The higher consumer demand for fencing and pet products experienced during the first six months of the fiscal year during the COVID-19 pandemic continued into the current quarter. There has also been strong market acceptance of the Company’s newly introduced products, including the compostable dog waste bags. Sales during the current period were somewhat restrained by logistical issues, particularly during the final month of the quarter. Operating profit for the current quarter was $3,104,805 compared to income of $1,909,079 for the quarter ended May 31, 2020.  The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood for the quarter were $637,718 compared to sales of $485,678 for the three months ended May 31, 2020, which was an increase of $152,040, or 31%. Demand for Greenwood’s products from governments and transit operators remains weak due to the COVID-19 pandemic as well as supply shortages due to logistics. For the three months ended May 31, 2021, Greenwood had an operating loss of ($9,794) compared to an operating loss of ($24,093) for the three months ended May 31, 2020.

Sales at JCSC were $961,814 for the three months ended May 31, 2021 compared to sales of $264,520 for the three months ended May 31, 2020. This is an increase of $697,294, or 264%. Management’s recent efforts to more closely align with the needs of growers and focus on service has led to significantly greater cleaning volumes during the current period. For the quarter ended May 31, 2021, JCSC had operating income of $42,934 compared to an operating loss of ($103,639) in the quarter ended May 31, 2020.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2021, JC USA had operating income of $181,169 compared to operating income of $153,415 for the quarter ended May 31, 2020. The increase in operating income is largely due to higher inventory levels in the current quarter. The results of JC USA are eliminated on consolidation

Gross margin for the three months ended May 31, 2021 was 25.8% compared to 26.5% for the three months ended May 31, 2020. Margins in the current quarter were negatively impacted by logistic issues, particularly the higher cost of shipping and shipping containers from China, trucking issues in the United States, and greater sales of lower margin lumber.

Operating expenses increased by $548,329 to $2,944,240 from $2,395,911 for the three months ended May 31, 2020. Selling, General and Administrative rose to $966,299 from $706,079 which is commensurate with the higher level of sales in the current quarter. Wages and Employee Benefits increased to $1,908,588 from $1,635,051 as the Company increased its employee headcount compared to the prior year’s quarter. Depreciation rose to $69,353 from $54,781. Other income includes a one-time gain on the extinguishment of debt of $687,387 which is the principal and accrued interest of the Company’s two SBA PPP loans which were forgiven during the current quarter. Interest and other income was an expense of ($6,282) compared to a gain of $3,217 in the year-ago quarter, as the Company incurred interest from the draw on its line of credit. There was no gain on Sale of Property, Plant and Equipment in the current period compared to $2,200 in the quarter ended May 31, 2020.

Income tax expense for the three months ended May 31, 2021 was $904,638 compared to $522,026 for the three month period ended May 31, 2020. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect, and the increase in taxes is consistent with the higher income for the current quarter.

Net income for the quarter ended May 31, 2021, including the one-time gain on the extinguishment of debt of $687,387, was $2,414,477, or $0.69 per basic and diluted share, compared to net income of $1,396,973, or $0.40 per basic and diluted share, for the quarter ended May 31, 2020.

Nine Months Ended May 31, 2021 and May 31, 2020

For the nine months ended May 31, 2021, sales totaled $42,396,591 compared to sales of $30,918,345 for the nine months ended May 31, 2020. This represents an increase of $11,478,246, or 37%.

Sales at JCC were $37,843,379 for the nine months ended May 31, 2021 compared to sales of $27,493,875 for the nine months ended May 31, 2020, which was an increase of $10,349,504, or 38%. The increase in sales is due to higher consumer demand for fencing and pet products during the COVID-19 pandemic as well as strong market acceptance of the Company’s newly introduced products, including the compostable dog waste bags. The prior year’s period was negatively affected by the initial stages of the COVID-19 pandemic which resulted in lower product demand from certain customers and some shipping delays from Chinese manufacturers. Operating income at JCC was $3,592,546 compared to income of $1,626,378 for the nine months ended May 31, 2020. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,883,064 compared to sales of $1,955,669 for the nine months ended May 31, 2020. This represents a decrease of $72,605, or 4%. Demand for Greenwood’s products from governments and transit operators remains weak due to the COVID-19 pandemic. For the nine months ended May 31, 2021, Greenwood had an operating loss of ($46,258) compared to an operating loss of ($69,619) for the nine months ended May 31, 2020.

Sales at JCSC for the nine months ended May 31, 2021 were $2,670,149 compared to sales of $1,230,765 for the nine months ended May 31, 2020, which was an increase of $1,439,384, or 117%. Management has worked to refocus JCSC to better provide local growers with cleaning services which has led to significantly higher cleaning volumes. JCSC is also advancing its strategy to increase its seed brokering and sales services. Sales in the prior year’s period were negatively affected by poor planting seasons caused by wet weather across North America which reduced the demand for the Company’s clover seed as a cover crop. For the nine-month period ended May 31, 2021, JCSC had operating income of $94,339 compared to an operating loss of ($60,458) for the nine months ended May 31, 2020.

The MSI-Pro division was wound up in fiscal 2020 as the Company exited the industrial tools segment. Sales at MSI for the nine months ended May 31, 2020 was $238,036 which represented the final liquidation of all of MSI’s remaining inventory, much of which was sold at a significant discount to the Company’s carrying value. For the nine months ended May 31, 2020 MSI had an operating loss of ($238,195).

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $245,108 compared to income of $505,597 for the nine months ended May 31, 2020. The decrease is due to the addition of new personnel and higher administrative costs in the current period, and the costs of capital improvements. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2021 was 26.3% compared to 27.0% for the nine months ended May 31, 2020. The lower margin in the current period was due to higher costs related to shipping and logistical issues, and increased sales of lower margin lumber.

Operating expenses rose by $1,334,691 to $7,958,094 from operating expenses of $6,623,403 for the nine months ended May 31, 2020. Selling, General and Administrative expenses increased to $2,556,902 from $2,118,999 which is commensurate with the higher level of sales in the current period. Wages and Employee Benefits increased to $5,226,021 from $4,343,412, an increase of $882,609, as the Company has hired additional personnel for its growth initiatives in the current period. Depreciation and amortization rose to $175,171 from $160,992.

Other income in the current nine-month period includes a one-time gain on the extinguishment of debt of $687,387 which is the principal and accrued interest of the Company’s two SBA PPP loans which were forgiven during the current period. Interest and other income was a loss of ($283) compared to income of $21,414 in the prior year’s period, as the Company drew against its line of credit and incurred interest charges. Other items in the prior nine-month period ended May 31, 2020 included Gain on the Sale of Property, Plant and Equipment of $2,600.

Income tax expense in the current nine month period was $1,035,896 compared to $547,614 for the nine months ended May 31, 2020. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2021, including the one-time gain on the forgiveness of the Company’s PPP loans of $687,387, was $2,849,839, or $0.82 per basic and diluted share, compared to net income of $1,216,089, or $0.33 per basic and diluted share, for the nine months ended May 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2021, the Company had working capital of $18,495,447 compared to working capital of $16,815,454 as of August 31, 2020, an increase of $1,679,993. Cash and cash equivalents totaled $2,170,046, a decrease of $1,630,991 from cash of $3,801,037. Accounts receivable increased to $11,051,061 from $6,274,426 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory fell by $1,430,506 to $7,767,640, including an allowance of $250,000 for obsolete inventory, which increased from the allowance of $65,000 as of August 31, 2020. Prepaid expenses, which is largely related to down payments for future inventory purchases, rose by $1,544,728. Delays in receiving products  from China due to shipping delays and other logistical issues has contributed to the lower inventory level and higher prepaid expenses as of May 31st. Accounts payable rose to $1,557,721 from $1,095,061, an increase of $462,660. Accrued liabilities increased to $2,290,235 from $2,016,300. Bank indebtedness was $996,010 compared to $Nil as of August 31, 2020 as the Company drew on its line of credit during the third quarter. Income taxes payable increased by $189,594 to $230,190. Notes payable, which are the promissory notes PPP loans received in the 3rd quarter, declined by $680,707 to $Nil as the SBA forgave the entire amount of both loans in the period. Deferred tax liability fell to $39,184 from $96,952.

As of May 31, 2021, accounts receivable and inventory represented 80% of current assets and 69% of total assets compared to 72% of current assets and 63% of total assets as of May 31, 2020. For the three months ended May 31, 2021, the accounts receivable collection period, or DSO, was 47 compared to 39 for the three months ended May 31, 2020. For the nine-month period ended May 31, 2021, the DSO was 70 compared to 61 for the nine months ended May 31, 2020. Inventory turnover for the three months ended May 31, 2021 was 51 days compared to 54 days for the three months ended May 31, 2020. For the nine months ended May 31, 2021, inventory turnover was 75 days compared to 80 days for the nine months ended May 31, 2020.

External sources of liquidity include a line of credit from U.S. Bank of $5,000,000, which was increased from $3,000,000 subsequent to the end of the fiscal period. As of May 31, 2021, the Company had a borrowing balance of $996,010, leaving $2,003,990 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of May 31, 2021, the one month LIBOR rate plus 175 basis points was 1.875% (0.125% + 1.75%). With the expected phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations sometime in 2021. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

The principal amount of the PPP loans was $680,707. They had a term of 2 years with a 1% annual interest rate. Payments were originally deferred for 6 months, after which the repayment of principal and interest is required to be made in equal monthly payments over 18 months beginning December 4, 2020. However, the SBA subsequently revised the due date to either the date that SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. In April 2021, the SBA approved the Company’s application for forgiveness of the entire amount of both loans. The Company has recorded a one-time gain on the extinguishment of debt of $687,387 consisting of the principal of $680,707 and accrued interest of $6,680.

Based on the Company’s current working capital position, its policy of retaining earnings, and the line of credit available, the Company has adequate working capital to meet its needs for the remainder of the current fiscal year.

The Company has historically used a portion of its excess cash to repurchase and cancel common shares. No common shares were repurchased during the first nine months of fiscal 2021 ended May 31, 2021. During the period, the Company issued 7,999 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed price of $8.80 per share.

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

Approach to Risk Mitigation

We have completed a system wide risk mitigation matrix outlining possible impacts to the business due to such risks as well as mitigations in place. In addition, each category of risk is assigned to a senior management member who will monitor, act upon and report on such risks and mitigations. While these risks are broad, the management team has assigned probabilities of occurrence and used such for prioritization of actions. This process will remain an active part of ongoing risk oversight. The risks identified below are not meant to be exhaustive and are offered as those with greater probable impact.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,980 shares for the nine months ended May 31, 2021. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31 2021, our top ten customers represented 82% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are in the U.S., Canada and Mexico and are primarily in the retail home improvement industry.

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

We have a line of credit with U.S. Bank in the amount of $5,000,000, of which $4,003,990 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

Our information technology systems are susceptible to certain risks, including cyber security breaches, which could adversely impact our operations and financial condition.

Our operations involve information technology systems that process, transmit and store information about our suppliers, customers, employees, and financial information. These systems face threats including telecommunication failures, natural disasters, and cyber security threats, including computer viruses, unauthorized access to our systems, and other security issues. While we have taken aggressive steps to implement security measures to protect our systems and initiated an ongoing training program to address many of the primary causes of cyber threat with all our employees, such threats change and morph almost daily. We have just recently performed a system wide assessment which included security risks by a third party, formed an IT Governance Committee and are both reviewing and acting on items found during the assessment. This body will remain a key part of our ongoing IT infrastructure. There is no guarantee our actions will secure our information systems against all threats and vulnerabilities. The compromise or failure of our information systems could have a negative effect on our business, results of operations, or financial condition.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2021. However, the Company is exposed to interest rate risk.

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

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. This distributor had also raised a counter claim in Illinois federal court against the Company asserting a breach of the same contract and seeking damages. That counter claim has been rejected by Illinois courts. While company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome

The company was made aware that it might likely see a claim initiated based on a State and Federal web accessibility concern. The company is in conference with the parties legal counsel seeking an opportunity to better understand the basis of the claim and means by which such claim can be addressed.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 14, 2021	/s/ “Charles Hopewell”
Charles Hopewell, CEO/CFO

