Form 10-K
period 2021-08-31
JEWETT CAMERON TRADING CO LTD
filed 2021-11-29
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2021

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________________

Commission File Number: 000-19954

JEWETT-CAMERON TRADING CO LTD

(Name of registrant as specified in its charter)

_________British Columbia, Canada_______                  _________00-0000000________

(State or Incorporation or Organization)                           (IRS Employer ID No.)

32275 NW Hillcrest, North Plains, OR, USA  97133

(Address of principal executive offices)

Registrant’s Telephone Number 503-647-0110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐Accelerated filer  ☐

Non-accelerated filer  ☐Smaller Reporting Company  ☒

Emerging Growth Company   ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act..   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2021 = $24,954,072

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 24, 2021:  3,492,842

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2021

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

The Company’s operations are classified into three reportable operating segments, one discontinued segment (Industrial Tools) and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•Industrial wood products

•Pet, Fencing and Other

•Seed processing and sales

•Corporate and administration

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

The pet, fencing and other segments reflect the business of the Jewett-Cameron Company (“JCC”). JCC is a wholesaler of products based in these categories. Pet products range from enclosures/kennels of varying types and construction primarily out of metal, to items that support the pet “home” such as beds, bowls and compostable dog waste bags. Fencing and containment products include such products as proprietary gate and fencing components, including trademarked and patented post systems, wood and other fencing infill products, as well as kitted security fencing solutions.  Other products include garden, landscaping and miscellaneous products for the home. JCC uses contract manufacturers to make all products.  Some of the products that JCC distributes flow through the Company’s distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers, eCommerce providers, other retailers, and direct sales to consumers.

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

Total Company sales were approximately $57.5 million and $44.9 million during fiscal years ended August 31, 2021 and 2020, respectively.

The Company's principal office is located at 32275 NW Hillcrest Street, North Plains, Oregon; and the Company’s website address is www.jewettcameron.com.  Mail is not delivered to the street address. The Company’s primary mailing address is P.O. Box 1010, North Plains, OR 97133.  The Company’s phone number is (503) 647-0110, and the fax number is (503) 647-2272.

The Company files reports and other information with the Securities and Exchange Commission located at 100 F Street NE, Washington, D.C. 20549.  Copies of these filings may be accessed through their website at www.sec.gov.  Reports are also filed under Canadian regulatory requirements on SEDAR, and these reports may be accessed at www.sedar.com.

The contact person for the Company is Charles Hopewell, Chief Executive Officer, Director, Board Chair, and Principal Financial Officer. Mr. Hopewell has announced that he will step down from the President/CEO role on December 31, 2021 to then occupy the sole role of Board Chair and his replacement, Chad Summers, will continue forward as CEO/President. Mr. Summers has been transitioning into the role since May, 2021.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2021 and November 24, 2021, there were 3,489,161 and 3,492,842 common shares outstanding, respectfully. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

The Company's fiscal year ends on August 31st.

General Development of Business

Incorporation and Subsidiaries

Jewett-Cameron Trading Company Ltd. was incorporated under the Company Act of British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), which was incorporated in September 1953 in Oregon, USA.  Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary.  Effective September 1, 2013, the Company completed a reorganization of certain of its subsidiaries and JCLC’s name was changed to JC USA Inc. (“JC USA”). JC USA has the following wholly owned subsidiaries. MSI-PRO Co. (“MSI”), incorporated in April 1996 and dissolved in September 2019, Jewett-Cameron Seed Company, (“JCSC”), incorporated in October 2000, Greenwood Products, Inc. (“Greenwood”), incorporated in February 2002, and Jewett-Cameron Company (“JCC”) incorporated in September 2013.  Jewett-Cameron Trading Company, Ltd. and its subsidiaries have no significant assets in Canada.

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

In September 2019 the Board of Directors decided to permanently close the Company’s MSI-Pro division. Efforts to drive further sales and margin growth were unsuccessful due to a lack of market differentiation and changing customer patterns. The remaining inventory was liquidated and the personnel were moved into different positions with the Company. As of August 31, 2020, MSI was wound-up and the division closed.

Narrative Description of Business

The Company’s operations are classified into four segments: Industrial wood products; Pet, Fencing and Other; Seed processing and sales; and corporate and administration.  Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the financial statements under Note 14 “Segment Information”.

Pet, Fencing and Other – JCC

The pet, fencing and other segments reflect the business of Jewett-Cameron Company (JCC), which is a manufacturer and distributor of specialty products and a wholesaler of products formerly conducted by JCLC.

JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. This business is a wholesaler, and a manufacturer and distributor of products that include an array of pet enclosures, kennels, and pet welfare and comfort products, proprietary gate support systems, perimeter fencing, greenhouses, and fencing in-fill products made of wood, metal and composites. Examples of the Company’s brands include Lucky Dog®, for pet products; Adjust-A-Gate™, Fit-Right®, Perimeter Patrol®, and Lifetime Post™ for gates and fencing; Early Start, Spring Gardner™, Greenline®, and Weatherguard for greenhouses. JCC uses contract manufacturers to manufacture these products.  Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer.  Primary customers are home centers, eCommerce partners, on-line direct consumers as well as other retailers.

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

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate™ and Fit-Right™ products, which are the gate support systems for wood, vinyl, chain link, and composite fences. Management believes the ownership of these patents results in an important competitive advantage for these and certain other products. During fiscal 2021 and 2020, the Company did not apply for or receive any patents. However, the Company does expect to apply for several new patents in fiscal 2022. A patent granted in 2018 was an update of the Adjust-a-Gate™, which will extend the protection on the Adjust-a-Gate™ products for an additional 15 years. In addition to the patents, JCC also has two licensing agreements to market pet products.

Backlog orders are a factor in this business as customers may place firm priced orders for products for shipments to take place three to four months in the future.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Operations are co-located in the building utilized by JCC.

Historically, a major product category has been treated plywood that was sold into the marine industry. It migrated from that segment and focused more into the transportation industry. In February 2014, due to the falling marine market, the Company sold its remaining and excess inventory related to the marine industry. Greenwood’s total sales for fiscal 2021 and 2020 were 5% and 5% respectively of total Company sales.

The primary market in which Greenwood competes has decreased in economic sensitivity as users are incorporating products into the municipal and mass transit transportations sectors. However, these markets may sustain some contractions due to COVID-19 related patterns of individuals utilizing transit and mass transit less due to concerns over exposure. In addition, this segment is prone to disruption of supply chain support which can impact other commodities outside of those specific to the disruption.

Inventory is maintained at non-owned warehouse and wood treating facilities throughout the United States and is primarily shipped to customers on a just-in-time basis.  Inventory is generally not purchased on a speculative basis in anticipation of price changes.

Greenwood has no significant backlog of orders.

Seed Processing and Sales - JCSC

JCSC operates out of an approximately 12 acre owned facility located adjacent to North Plains, Oregon. JCSC processes and distributes agricultural seed.  Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed.  Sales of seed has seasonality, but it is most affected by weather patterns in multiple parts of the United States that utilize cyclical planting. The annual weather plays an important part in year-to-year sales volatility and specific crop demand.  However, profitability around after the month of August may be higher based on a seasonal surge in cleaning sales, which are more profitable than product sales.

JCSC often has a backlog of sales orders based on placement of future contracts so that buyers can capture key commodity supplies for specific crops due to seasonal patterns.

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

Tariffs

The Company’s metal and other products are largely manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 10, 2019. A number of the Company’s products manufactured in China have been subject to duties of 25% when imported into the United States.

These new tariffs were temporarily reduced on many of the Company’s imported products in September 2019 under a deemed one-year exemption. The 25% tariff rate was restored on the Company’s products in September 2020 when the exemption expired.

Customer Concentration

The top ten customers were responsible for 81% and 76% of total Company sales for the years ended August 31, 2021 and August 31, 2020, respectively.  Also, the Company’s single largest customer was responsible for 33% and 30% of total Company sales for the years ended August 31, 2021 and August 31, 2020 respectively.

Employees

As of August 31, 2021 the Company had 74 full-time employees (August 31, 2020 – 63 full-time employees).  By segment these employees were located as follows: Greenwood 1, JCC 41, JCSC 12, and JC USA 20.  None of these employees are represented by unions at the Company. Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

ITEM 1A. RISK FACTORS

Investors should carefully consider the following risk factors and all other information contained in this Annual Report.  There is a great deal of risk involved.  In the business of the company, any of the following risks could affect our business, its financial condition, its potential profits or losses, and could result in you losing your entire investment if our business became insolvent.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, also may result in decreased revenues, increased expenses or other events which could result in a decline in the price of our common stock.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012. The average daily trading volume of our common stock was approximately 5,200 shares on NASDAQ for the fiscal year ended August 31, 2021.  With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

Risks Related to Our Business

A contagious disease outbreak, such as the recent COVID-19 pandemic emergency, could have an adverse effect on our operations and financial condition

Our business could be negatively affected by an outbreak of an infectious disease due to the consequences of the actions taken by companies and governments to contain and control the virus. These consequences include:

•The inability of our third-party manufacturers in China and elsewhere to manufacture or deliver products to us in a timely manner, if it all.

•Isolation requirements may prevent our employees from being able to report to work or being required to work from home or other off-site location which may prevent us from accomplishing certain functions, including receiving products from our suppliers and fulfilling orders for our customers, which may result in an inability to meet our obligations.

•Our new products may be delayed or require unexpected changes to be made to our new or existing products.

•The effect of the outbreak on the economy may be severe, including an economic downturn and decrease in employment levels which could result in a decrease in consumer demand for our products.

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

For the fiscal year ended August 31, 2021 our top ten customers represented 81% of our total sales, and our single largest customer was responsible for 33% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The continuing tariffs by the United States on certain Chinese goods include some of our products that we purchase from suppliers in China. The company has multiple options to assist in mitigating the cost impacts of these government actions. However, we cannot control the duration or depth of such actions which may increase our product costs which would in turn reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

We could lose our credit agreement and could result in our not being able to pay our creditors.

We have a line of credit with U.S. Bank in the amount of $10 million, of which $5 million is available. We are currently in compliance with the requirements of our existing line of credit. If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2021.  Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        --- No Disclosure Necessary ---

ITEM 2. PROPERTIES

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133.  The 5.6 acre facility, which is owned, consists of 55,250 square feet of covered space (10,000 office and 47,250 warehouse), a little over three acres of paved yard space, and was originally completed in October 1995. A 12,000 square foot warehouse expansion was completed in fiscal 2017 which the Company is using for several new product lines. In fiscal 2021, the Company completed the conversion of 2,000 square feet of older warehouse space into 4,000 square feet of office and meeting space on two levels. The facility provides office space for JC USA, including all of the Company’s executive offices, and is used as a distribution center to service the Company’s customer base for JCC and Greenwood.

The property associated with JCSC, which is owned, consists of 11.7 acres of land, 105,000 square feet of buildings, rolling stock, and equipment.  It is currently used for seed processing and storage.  It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR.

During fiscal 2010, the Company purchased a 2,000 square foot building that previously housed a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133.  The Company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010.  At that time, the Company exercised its option to buy the land and building for a total cost of $150,946. In fiscal 2020, the Company began a renovation of this building into its new innovation center which will focus on new product development for the Company’s subsidiaries. The renovation was completed during fiscal 2021.

In June 2012, the Company acquired land and fixed assets located in Manning, Oregon for $250,000 cash. The land consists of 7.5 acres and the fixed assets included 12,000 square feet of buildings. During the second quarter of fiscal 2019, the Company sold the property for $325,000 cash.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to Jewett-Cameron. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. Jewett-Cameron is currently one of three named Defendants.  A trial date is pending but has not been set at this time.  At the present time it is speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. Jewett Cameron’s applicable liability insurer is providing a defense covering Jewett-Cameron’s legal fees and costs.

The Company has initiated arbitration in Oregon against a former distributor asserting a breach of the distribution agreement and seeking damages. The arbitration is expected to take place in August 2022. While the Company is robustly pursuing its rights and defending itself against counter claims by the distributor, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to their outcome

ITEM 4.  MINE SAFETY DISCLOSURES

        --- No Disclosure Necessary ---

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) in the United States. The trading symbol for the common stock is “JCTCF” and the CUSIP number for the stock is 47733C-20-7.  The common stock began trading on the NASDAQ Small Cap Market in April 1996.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/21	152,700	$ 13.74	$ 10.60	$ 11.59
Quarterly
8/31/21	389,800	$ 12.00	$ 9.62	$ 10.60
5/31/21	149,300	$ 10.95	$ 9.71	$ 9.93
2/28/21	380,100	$ 10.80	$ 8.26	$ 10.56
11/30/20	386,200	$ 11.66	$ 7.23	$ 8.90

8/31/20	138,800	$ 8.78	$ 5.95	$ 7.55
5/31/20	106,900	$ 7.09	$ 5.00	$ 6.00
2/29/20	112,200	$ 8.14	$ 7.00	$ 7.00
11/30/19	97,700	$ 8.10	$ 7.18	$ 7.96

Annually
8/31/21	1,305,400	$ 12.00	$ 7.23	$ 10.60
8/31/20	455,600	$ 8.78	$ 5.00	$ 7.55
8/31/19	1,318,200	$ 10.00	$ 6.23	$ 8.04
8/31/18	1,252,600	$ 8.96	$ 6.50	$ 8.68
8/31/17	1,237,400	$ 7.23	$ 5.30	$ 6.98

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On November 24, 2021 there were 27 registered shareholders and 3,492,842 shares of the Company’s common shares outstanding.

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

ITEM 6.  SELECTED FINANCIAL DATA

--- No Disclosure Necessary for Smaller Reporting Companies ---

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company’s operations are classified into three reportable operating segments, one discontinued segment (Industrial Tools) and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•Industrial wood products

•Pet, Fencing and Other

•Seed processing and sales

•Corporate and administration

During fiscal 2020, the Company closed its Industrial Tools segment operated by MSI and liquidated the remaining inventory.

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2021 and fiscal 2020. (Figures are thousands of dollars except per share amounts).

For the Year Ended August 31, 2021
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 10,316	$ 10,460	$ 21,620	$ 15,106	$ 57,502
Gross profit	2,963	2,612	5,582	2,990	14,147
Net income (loss)	489	(63)	2,414	615	3,455
Basic earnings per share	$ 0.14	$ (0.02)	$ 0.69	$ 0.18	$ 0.99
Diluted earnings per share	$ 0.14	$ (0.02)	$ 0.69	$ 0.18	$ 0.99

For the Year Ended August 31, 2020
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$ 7,055	$ 7,622	$ 16,241	$ 14,027	$ 44,945
Gross profit	2,048	2,005	4,309	4,111	12,473
Net income (loss)	(7)	(174)	1,397	1,569	2,785
Basic earnings (loss) per share	$ (0.00)	$ (0.05)	$ 0.39	$ 0.43	$ 0.77
Diluted earnings (loss) per share	$ (0.00)	$ (0.05)	$ 0.39	$ 0.43	$ 0.77

Fiscal 2021 quarterly per share earnings were calculated using weighted average number of common shares outstanding as of August 31, 2021 of 3,486,537 (2020 – 3,623,413).

RESULTS OF OPERATIONS

The first two quarters of fiscal 2021 were very strong, with the first six month sales up approximately 42% over the sales for the first six months of fiscal 2020. The 3rd and 4th quarters of the fiscal year are historically the Company’s busiest season, and demand for a number of our core products were the highest in the Company’s history. The increase in sales was within all of the Company’s sales channels, including eCommerce, with many customers requesting both higher volumes and adding additional products to their orders.

However, sales during the 3rd and 4th quarters were significantly restrained in lawn, garden and pet products due to logistical issues, including extended manufacturing and shipping delays in China, a shortage of shipping containers and available ocean shipping, clogged port facilities, and a scarcity of trucking to ship and receive product. Several of our most popular products were sold out at times during the second half of the fiscal year. This has resulted in lower than anticipated sales and a high level of back orders from customers which has persisted into fiscal 2022. In response, we have adjusted our logistic processes and added new partners to increase our flexibility to ship and receive product. We have also increased our current pre-orders above our historical levels in expectation of continued uncertainty over container availability and factory uptime in China due to possible COVID-19 shutdowns and power shortages, and the upcoming scheduled Chinese New Year closures.

The high demand for both our core pet and fencing as well as new product introductions demonstrates the success of our current sales and marketing strategy. The rebranding of our products has highlighted our brand names and increased consumer awareness of our consistent look and statement of value. We remain committed to our overall strategy to expand new and existing sales channels, widen our product distribution, and grow our connections with the end consumer.

The expansion of our product lines through the introduction of complementary products is performing well. We intend to continue to develop new products, particularly those that complement and expand our existing product lines.  Besides our internal new product development process, we may also seek to acquire products that conform to this strategy. Although our goal is to launch 6-8 new products each year, several of our planned new product introductions in both the second half of fiscal 2021 and the first half of fiscal 2022 have been postponed due to continuing supply and logistic issues. Instead, we have prioritized the manufacture and shipping of our core products to fulfill existing orders. We will reschedule the launch of these new products once the current worldwide logistic issues begin to improve.

We continue to invest in the expansion of our facilities, equipment, and personnel.  The Company’s new Enterprise Resource Planning (ERP) software system successfully went live in February 2021 and has been performing well. We have also launched the third of four planned phases to modernize our facilities and add capacity for future expansion. We completed the renovation of an existing portion of the warehouse into a two-story office and gathering/lunchroom in May 2021.  Other current capital projects include the renovation of the former seed laboratory into a new Innovation Center for new product development which was completed in February 2021. Currently, we are finalizing a complete refurbishment of our main office area. We have also revamped our corporate website in line with our omnichannel rebranding. These updates include a larger and unified product presentation, new eCommerce interface, and modernized investor relations and contact sections. The Company has added additional personnel to lead the efforts for enhancing consumer awareness and marketing for both the website and on multiple social media platforms.

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

The Company also increased our Board of Director with the addition of Michelle Rule Walker. Ms. Walker is a business strategist with experience in brand development, organizational alignment, and building consumer brands, including both B2B and B2C businesses. Previously, she was CEO of Sock It to Me, Inc., a sock and underwear brand she grew by 400% during her tenure. She has also held several senior positions with PepsiCo, including Senior Director and GM of the Lays and Ruffles brands where her responsibility included business strategy, brand positioning, product development, and sales strategy. Ms. Walker’s experience and guidance will be extremely important as the Company continues its growth strategy.

In response to the COVID-19 pandemic, the State of Oregon fully reopened and lifted all of its mask and social distancing requirements in June 2021. However, the Company will remain vigilant in regard to the COVID virus and its variants. It is critical to our continuing operations that we do all we can to protect and retain our workforce if and when they might experience exposure to the virus. If any employees working at headquarters or in the warehouse facilities contract the virus, the Company would be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which would result in delayed or lost revenue, and increased costs. To date, we have not had any incidents of transmissions within the confines of our facilities due to our clear and consistent protocols during the restrictive period, as well as our employees’ remarkable support of our procedures which has been critical to our success in keeping our workplace safe and running. This has directly led to our ability to retain our workforce through these challenging times as well as create an environment in which people feel safe. The assistance of the PPP program provided us the ability to assist sound employee decisions when they either felt they had an external exposure or perhaps even tested positive due to such external exposure. The loans the Company received under the Paycheck Protection Program were essential in supporting the Company’s ability to operate without interruption during the crisis and retain 100% of its workforce. All of the borrowed funds were spent on qualifying employee payroll expenses, and the Company’s loans were fully forgiven by the SBA in April 2021.

The outlook for fiscal 2022 is uncertain. The continued strong demand for the Company’s products is very encouraging, but the ongoing supply chain, international shipping and logistic issues are hampering the receipt of our products from China. We are also seeing the effects of considerable cost increases both in logistics and manufacturing which is pressuring our margins. We have been working with customers regarding necessary price increases for our products. They have been much more receptive of our need for price increases than in the past which is likely due to the general knowledge of the present worldwide shipping and logistical issues and evidence of widespread inflationary pressures across North America. However, any sale price increases for our products would not be reflected in our results immediately and will lag our higher product and operating costs, which will have  a negative impact on our margins in fiscal 2022.

Fiscal Years Ended August 31, 2021 and August 31, 2020

Fiscal 2021 sales totaled $57,501,543 compared to sales of $44,945,263 in fiscal 2020, which was an increase of $12,556,280, or 28%. The increase in sales was primarily due to higher sales at JCC.

Gross margin declined to 24.6% from 27.8% in fiscal 2020 due to higher raw material and shipping and logistic costs.

Operating expenses increased by $1,791,907 to $10,406,954 from $8,615,047 in fiscal 2020. The increase was due to higher selling, general and administrative expenses of $3,204,945 from $2,502,989 and an increase in wages and employee benefits, which rose to $6,957,730 from $5,894,346. Both increases are related to the Company’s investment efforts to support the Company’s growth initiatives, including the addition of additional personnel and our marketing and rebranding initiatives. Depreciation and amortization increased to $244,279 from $217,712. Income from operations decreased to $3,739,692 from $3,858,136 in fiscal 2020 due to the lower gross margins and the higher costs to support our future growth.

Including other items, income before income taxes was $4,424,208 in fiscal 2021 compared to $3,889,156 in fiscal 2020. Other items in fiscal 2021 were gain on extinguishment of debt of $687,387, which was the forgiveness of the Company’s PPP loans. Interest and other expenses were $2,871. In fiscal 2020, other items were a gain on sale of property, plant and equipment of $6,600 and interest and other income of $24,420 from interest received on cash balances from short-term investments. Income tax expense was $969,255 compared to $1,104,631 in fiscal 2020. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2021 was $3,454,953, or $0.99 per common share, compared to net income of $2,784,525, or $0.77 per basic and diluted share, for fiscal 2020. The income per share was positively affected by the significant one-time gain on the forgiveness of the Company’s PPP loans in fiscal 2021. The weighted number of shares outstanding were 3,486,537 in fiscal 2021 and 3,623,413 in fiscal 2020.

Pet, Fencing and Other - JCC

Sales at JCC were $51,732,129 in fiscal 2021 compared to sales of $40,348,660 in fiscal 2020.

Operating income at JCC for 2021 was $4,052,624 compared to $3,936,491 in 2020, which was an increase of $116,133, or 3%. The stronger demand for many of the Company’s products, especially the pet, fencing and outdoor product lines which began in the second half of fiscal 2020 with the COVID-19 pandemic’s stay-at-home orders, continued throughout 2021 and was reflected in the 28% increase in the segment sales. However, the significant rise in shipping and logistic costs during the second half of fiscal 2021 negatively affected the segment gross margins and resulted in only a low single digit increase in JCC’s operating income. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being much slower than the final two quarters of the fiscal year.  The company believes this pattern would have been repeated this year were it not for significant shipment interruptions due to global supply and logistics constraints.

The following table shows a breakdown between the pet, fencing and other categories in this segment.

	Sales in Millions of Dollars			Percent of Total Sales
Fiscal Year	Pet	Fencing	Other	Pet	Fencing	Other
2021	$16,446,932	$33,805,909	$1,479,288	32%	65%	3%
2020	$14,086,528	$22,837,304	$3,424,828	35%	57%	8%

Along with the strong demand for the Company’s core products, several new products were launched in fiscal 2021 and have been well received by customers, including the compostable dog waste bags. Customer orders remained high in the 3rd and 4th quarters of fiscal 2021, but many orders were not able to be fulfilled due to manufacturing and shipping delays from China. Management prioritized the shipping of JCC’s best-selling core products and postponed the planned launch of several new products in fiscal 2021 until the worldwide shipping and logistical situation improves. We have also discontinued the Trueshade line of backyard furniture products as those products were not complementary to our other outdoor products and were adversely affecting our margin due primarily to strong competitive pressures. In their place, we will be focusing on the introduction of a number of new products which will broaden and better integrate with our other lines, including our pet, garden, fencing, and outdoor products.

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2021 were $2,597,276, which was an increase of $312,026, or 14%, from sales of $2,285,250 in fiscal 2020. Greenwood’s sales have been heavily impacted by the COVID-19 shutdowns, as many of their products are sold to municipalities and larger transit operators. In addition, late in the 3rd quarter and extending into the 4th quarter, customers were severely impacted by shortages of components necessary to complete transit products due to logistics and supply chain shortages. Greenwood is currently introducing new products to both existing and new customers, including a new stairstep program, large format concrete forms and batting that will compliment new building siding compliance standards requiring increased air gap between the siding and building surface. Management is also actively seeking new brokers to both open new sales channels and broaden its customer base, particularly in the housing and construction sectors. Greenwood recorded an operating loss of ($144,313) in fiscal 2021 compared to an operating loss of ($122,088) in fiscal 2020.

Seed Processing and Sales - JCSC

Sales at JCSC were $3,172,138 in fiscal 2021 compared to sales of $2,071,157 in fiscal 2020, which represents an increase of $1,100,981, or 53%. Management has worked to refocus JCSC to better provide local growers with cleaning services, although a historic heat wave across the Pacific Northwest in the summer of 2021 damaged many crops and reduced harvested yields, which has resulted in lower cleaning volumes. JCSC also has worked to increase its seed brokering and sales services which was primarily responsible for the higher revenues in fiscal 2021. JCSC had an operating loss of ($64,538) in fiscal 2021 compared to an operating loss of ($181,712) in fiscal 2020.

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

Sales at MSI were $240,196 in fiscal 2020 and the operating loss was ($237,133). With the disposal of the remaining inventory during fiscal 2020, MSI was closed, and the subsidiary wound-up and dissolved.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $580,435 in fiscal 2021 compared to operating income of $493,598 for fiscal 2020. The increase is due to higher rental and administrative fees charged to its subsidiaries related to the inventory levels maintained throughout the year. The results of JC USA are inter-company transactions and are eliminated on consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2021

As of August 31, 2021, the Company had working capital of $19,073,194 compared to working capital of $16,815,454 as of August 31, 2020, which is an increase of $2,257,740. The largest changes affecting working capital is an increase in inventory of $5,193,219 to $14,391,365 from $9,198,146. Due to the logistic and shipping issues within and between China and the US, much of this inventory was in transit and was not available to the Company to be sold and delivered to customers during the 3rd and 4th quarters of fiscal 2021. These manufacturing and logistical issues, including Chinese factory production issues, an extensive shortage of shipping containers and ships, and congested US ports, are expected to continue for the foreseeable future. As a result, the Company has extended its order lead time from its suppliers in China, which increased its prepaid expenses as of August 31, 2021 to $2,305,820 compared to $1,036,128 as of August 31, 2020.

Other changes in components of working capital include a decrease in cash of $2,616,724, an increase in accounts receivable of $812,077, and an increase in prepaid income taxes of $252,958. The decrease in cash is related to the increases in inventory and accounts receivable due to the delays in receiving inventory from suppliers in China and the timing of accounts receivable.

Accounts payable rose to $1,349,677 from $1,095,061 which is related to the timing of payments due to suppliers. Accrued liabilities decreased to $1,798,088 from $2,016,300, a decrease of $218,212. Bank indebtedness, which is from the Company’s line of credit, was $3,000,000 as of August 31, 2021 compared to $Nil as of August 31, 2020. Income taxes payable was $Nil compared to $40,596 in fiscal 2020. Notes payable, which are the PPP loans received in fiscal 2020, declined by $680,707 to $Nil as the SBA forgave the entire amount of both loans in fiscal 2021. Deferred tax liability rose to $116,945 from $96,952.

For the fiscal year ended August 31, 2021, the accounts receivable collection period or DSO was 45 days compared to 51 days for the year ended August 31, 2020. Inventory turnover for the year ended August 31, 2021 was 99 days compared to 88 days for the year ended August 31, 2020.

The Company has historically utilized a portion of its cash position to repurchase common shares under formal repurchase plans in order to increase shareholder value. Due to the global pressures noted, the Company chose to not initiate a share buyback program in 2021.

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

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $5 million, of which $2 million was available as of August 31, 2021. However, subsequent to the end of the fiscal year, the Company has drawn additional funds and negotiated as contingency only, an increase of $5 million to the line of credit  to $10 million. As of October 29, 2021, $5 million remains available.

Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of August 31, 2021 the one month LIBOR rate plus 175 basis points was 1.84% (1.75% + 0.09%). With the expected phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2022. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit also has certain financial covenants. The Company is in compliance with these covenants.

During the 3rd quarter of fiscal 2020, the Company applied for and received two loans under the Paycheck Protection Program (the “PPP”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The Company believed the PPP funds were necessary because the Company was quickly depleting its available cash in April due to inventory purchases to fulfil customer orders ahead of its busiest selling season, some delays in receiving inventory from China due to reduced availability of ocean shipping, and the danger of potential COVID-19 infections. If any of the Company’s employees on site were to contract the virus during this time, the Company would have been required to shut down the facility for a minimum of 14 days to clean and disinfect, and no product would be shipped to customers. Without the cash flow from product sales, the Company would have likely had to immediately layoff or furlough many of its employees, which would further delay the Company’s ability to recover after the shutdown. All of the proceeds from the PPP loans were used for employee payroll expenses.

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

Current Working Capital Requirements

Based on the Company’s current working capital position, the continued global shipping and logistical issues, and the utilization of its current line of credit, the Company may require additional working capital to meet its needs for fiscal 2022. Management recently increased its line of credit to $10 million which is available to meet its short-term needs. However, the Board is discussing alternative sources of capital, which could include a future public offering of common shares. The proceeds from such an offering could be utilized both for short-term capital needs and to compliment the Company’s growth plans in future years.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

The Company currently has no material contractual obligations or commercial commitments other than to suppliers of products or services.

Inflation

Inflation did not have a material impact during fiscal 2020. Beginning in fiscal 2021, a number of product costs increased substantially, including raw materials, energy, and transportation/logistical related costs.

These higher costs have negatively affected the Company’s gross margins in the shorter term. Typically, the Company passes cost increases on to the customer, and is currently raising its product prices as much as the market will bear. Retailers are currently more receptive to such increases than in the past due to a mutual understanding of the current inflationary environment and the objective reasons for such. Since the ability of the Company to pass through all of the current increase in its product costs to its customers are somewhat limited and occur after such costs are first incurred, management expects that its gross margins will remain under pressure in fiscal 2022.

Environmental, Social and Corporate Governance (ESG)

Jewett-Cameron endeavors to be a good steward and provide sustainable products with a positive impact. We strive to operate and grow in a way that honors our environment and relationships for the long term. This also aligns with one of our three value pillars: sustainability.

Environmental

For our products, the goal is that 90% of materials can be recycled. Our suppliers are audited to strict commercial and fair practice standards, including our own supplier qualifications regarding facilities, capacity, labor practices, and environmental awareness. Packaging is designed to maximize recyclability and re-use and minimize non-recycled materials, and all waste materials in our own facilities are segregated to maximize recycling. Our facilities have replaced high energy consumption infrastructure with energy efficient HVAC and lighting during our recent remodel.

Active products and designs utilize either recycled or non-petroleum-based plastics to enhance recycling and composting. This includes the recently introduced compostable dog waste bag, a  plant-based product, that is less reliant on fossil fuels used in traditional plastic bags. We also dedicate a percentage of sales to a sustainability coalition to drive industry research and development into more environmentally conscious products and raw material science.

Social

Our social responsibilities include cultural standards of operations and values which we establish in conjunction with our employees. We regularly provide employees with a corporate engagement survey to benchmark their engagement, satisfaction, and ideas for change. We support educational programs that build the future workforce through active participation in regional and statewide organizations, including the CTE/STEM Employer Coalition and assisting teachers to connect traditional school subjects to practical job site applications. The Company also actively participates in the local community, supported by a Corporate Charitable Giving Charter.

Governance

As a public company, our processes are outlined and governed by multiple regulations, including Sarbanes-Oxley. Our financial controls are mapped, executed, self-audited as well as regularly audited by outside experts as part of our annual process. We have established risk mitigations that allows for condensed reviews of risks and impacts with our systems in place. An IT Governance Committee aligns execution and security both for ourselves and also for parties with whom we communicate and do business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2021, and the Company does not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2021 and 2020

Report of Independent Registered Accounting Firm dated November 26, 2021

Consolidated Balance Sheets

Balance Sheets at August 31, 2021 and August 31, 2020

Consolidated Statements of Operations

 For the years ended August 31, 2021 and August 31, 2020

Consolidated Statements of Stockholders’ Equity

 For the years ended August 31, 2021 and August 31, 2020

Consolidated Statements of Cash Flows

 For the years ended August 31, 2021 and August 31, 2020

Notes to Financial Statements

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett Cameron Trading Company Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. (the “Company”), as of August 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Jewett Cameron Trading Company Ltd. as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended August 31, 2021 and 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.

The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues from sales of pet, fencing, and other products

As indicated in the Company’s statement of operations and in Notes 1 and 14, 90% of the Company’s sales in the year ended August 31, 2021 were generated through its pet, fencing and other products segment.  The business consists of the manufacturing and distribution of specialty metal products and wholesale distribution of wood products to home centers and other retailers located primarily in the United States. Revenues from this segment are the most material number in the Company’s consolidated financial statements.  Auditing revenue from the Company’s pet, fencing, and other products segment is challenging and complex due to the volume of transactions through the year and around year end.  Further, the Company’s revenue recognition is complex due to the terms of recognition varying by customer.

To address the matter in our audit, we obtained an understanding of the key controls to treat risk of revenue recognition, completeness, occurrence, and cut-off.  We analysed the terms and conditions of the sales contracts and evaluated whether they have been accounted for in line with the Company’s revenue recognition policy. We performed substantive testing procedures over revenue transactions, agreeing key transaction inputs to customer agreements, invoices, purchase orders, shipping documents, bank statements and other relevant documents.

We have served as the Company’s auditor since 1999.

Vancouver, Canada	Chartered Professional Accountants

November 26, 2021

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$1,184,313	$3,801,037
Accounts receivable, net of allowance of $0 (August 31, 2020 - $0)	7,086,503	6,274,426
Inventory, net of allowance of $250,000 (August 31, 2020 - $65,000) (note 3)	14,391,365	9,198,146
Prepaid expenses	2,305,820	1,036,128
Prepaid income taxes	252,958	-

Total current assets	25,220,959	20,309,737

Property, plant and equipment, net (note 4)	3,886,543	2,967,565

Intangible assets, net (note 5)	30,897	659

Total assets	$29,138,399	$23,277,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$1,349,677	$1,095,061
Bank indebtedness (note 7)	3,000,000	-
Current portion of notes payable (note 8)	-	342,326
Income taxes payable	-	40,596
Accrued liabilities	1,798,088	2,016,300

Total current liabilities	6,147,765	3,494,283

Long-term liabilities
Notes payable (note 8)	-	338,381

Deferred tax liability (note 6)	116,945	96,952

Total liabilities	6,264,710	3,929,616

Stockholders’ equity
Capital stock (note 9, 10) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,489,161 common shares (August 31, 2020 – 3,481,162)	823,171	821,284
Additional paid-in capital	687,211	618,707
Retained earnings	21,363,307	17,908,354

Total stockholders’ equity	22,873,689	19,348,345

Total liabilities and stockholders’ equity	$29,138,399	$23,277,961

Contingency (Note 17)

Subsequent Events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2021	2020

SALES	$57,501,543	$44,945,263

COST OF SALES	43,354,897	32,472,080

GROSS PROFIT	14,146,646	12,473,183

OPERATING EXPENSES
Selling, general and administrative	3,204,945	2,502,989
Depreciation and amortization	244,279	217,712
Wages and employee benefits	6,957,730	5,894,346

	10,406,954	8,615,047

Income from operations	3,739,692	3,858,136

OTHER ITEMS
Gain on sale of property, plant and equipment	-	6,600
Gain on extinguishment of debt (Note 8)	687,387	-
Interest and other income (expense)	(2,871)	24,420
	684,516	31,020

Income before income taxes	4,424,208	3,889,156

Income taxes (note 6)
Current	949,262	1,068,883
Deferred (recovery)	19,993	35,748

Net income for the year	$3,454,953	$2,784,525

Basic earnings per common share	$0.99	$0.77

Diluted earnings per common share	$0.99	$0.77

Weighted average number of common shares outstanding:
Basic	3,486,537	3,623,413
Diluted	3,486,537	3,623,413

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2019	3,971,282	$ 936,903	$ 618,707	$ 18,875,256	$ 20,430,866

Shares repurchased and cancelled (note 10)	(490,120)	(115,619)	-	(3,751,427)	(3,867,046)
Net Income	-	-	-	2,784,525	2,784,525

August 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 17,908,354	$ 19,348,345

Shares issued pursuant to compensation plans (note 11)	7,999	1,887	68,504	-	70,391
Net Income	-	-	-	3,454,953	3,454,953

August 31, 2021	3,489,161	823,171	687,211	21,363,307	22,873,689

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$3,454,953	$2,784,525
Items not affecting cash:
Depreciation and amortization	244,279	217,712
Stock-based compensation expense	70,391	-
(Gain) on sale of property, plant and equipment	-	(6,600)
Gain on extinguishment of debt	(680,707)	-
Deferred income taxes	19,993	35,748

Changes in non-cash working capital items:
(Increase) in accounts receivable	(812,077)	(3,438,474)
Decrease in note receivable	-	1,197
(Increase) in inventory	(5,193,219)	(2,820,341)
(Increase) in prepaid expenses	(1,269,692)	(642,589)
(Increase) decrease in prepaid income taxes	(252,959)	223,420
Increase in accounts payable and accrued liabilities	36,404	1,388,754
(Decrease) increase in income taxes payable	(40,596)	40,596

Net cash (used by) operating activities	(4,423,230)	(2,216,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	-	400
Increase in intangible assets	(30,755)	-
Purchase of property, plant and equipment	(1,162,739)	(449,282)

Net cash (used in) provided by investing activities	(1,193,494)	(448,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	3,000,000	-
(Decrease) increase in notes payable	-	680,707
Redemption of common stock	-	(3,867,046)

Net cash provided (used) in financing activities	3,000,000	(3,186,339)

Net (decrease) in cash	(2,616,724)	(5,851,273)

Cash, beginning of year	3,801,037	9,652,310

Cash, end of year	$1,184,313	$3,801,037

Supplemental disclosure with respect to cash flows (note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

1.NATURE OF OPERATIONS

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

The Company, through its subsidiaries, operates out of facilities located in North Plains, Oregon. JCC’s business consists of the manufacturing and distribution of pet, fencing and other products, wholesale distribution to home centers, other retailers, on-line as well as direct to end consumers located primarily in the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to customers in the marine and transportation industries in the United States. JCSC is a processor and distributor of agricultural seeds in the United States. MSI was an importer and distributor of pneumatic air tools and industrial clamps in the United States. JC USA provides professional and administrative services, including accounting and credit services, to its subsidiary companies.

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

2.SIGNIFICANT ACCOUNTING POLICIES

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

(Expressed in U.S. Dollars)

2.SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At August 31, 2021, cash and cash equivalents were $1,184,313 compared to $3,801,037 at August 31, 2020.

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

(Expressed in U.S. Dollars)

2.SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the fiscal years ended August 31, 2021 and 2020 are as follows:

	2021	2020

Net income	$3,454,953	$2,784,525

Basic weighted average number of common shares outstanding	3,486,537	3,623,413

Effect of dilutive securities
Stock options	-	-

Diluted weighted average number of common shares outstanding	3,486,537	3,623,413

Basic and diluted earnings per common share	$0.99	$0.77

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

2.SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of August 31, 2021 and 2020 follows:

	2021		2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,184,313	$1,184,313	$3,801,037	$3,801,037
Accounts receivable, net of allowance	7,086,503	7,086,503	6,274,426	6,274,426
Notes Payable	-	-	680,707	680,707
Accounts payable and accrued liabilities	3,147,765	3,147,765	3,111,361	3,111,361
Bank Indebtedness	3,000,000	3,000,000	-	-

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,184,313	$1,184,313	$—	$—

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

(Expressed in U.S. Dollars)

2.SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The accounting standard changes the methodology for measuring credit losses on financial instruments and the timing when such losses are recorded. ASU No. 2016-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted this ASU on September 1, 2020. There was no material impact on the Company’s financial statements on adoption.

3.INVENTORY

A summary of inventory as of August 31, 2021 and 2020 is as follows:

	2021	2020

Wood products and metal products	$14,257,609	$9,017,349
Agricultural seed products	133,756	180,797

	$14,391,365	$9,198,146

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

4.PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2021 and 2020 is as follows:

	2021	2020

Office equipment	$551,569	$654,739
Warehouse equipment	1,385,330	1,293,331
Buildings	5,112,129	4,182,332
Land	559,065	559,065
	7,608,093	6,689,467

Accumulated depreciation	(3,721,550)	(3,721,902)

Net book value	$3,886,543	$2,967,565

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

5.INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2021 and 2020 follows:

	2021	2020

Intangible assets	47,160	16,405

Accumulated amortization	(16,263)	(15,746)

Net book value	$30,897	$659

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

6. INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2021	2020

Computed tax at the federal statutory rate	$928,062	$807,223
State taxes, net of federal benefit	204,632	218,611
Depreciation	(47,828)	(33,518)
Inventory reserve	3,665	7,587
Other	(139,269)	68,980

Provision for income taxes	$949,262	$1,068,883

Current income taxes	$949,262	$1,068,883
Deferred income taxes	19,993	35,748
	$969,255	$1,104,631

Deferred income tax liability as of August 31, 2021 of $116,945 (August 31, 2020 – $96,952) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. 63854

	2021	2020

Deferred tax assets:
Allowance for inventory	$97,678	$92,999
Allowance for bad debts	-	-
Difference between book and tax depreciation	(113,421)	(51,892)

Total deferred tax assets	(15,743)	41,107
Valuation allowance	-	-

Net deferred tax assets	(15,743)	41,107

Net deferred tax liability	(101,202)	(138,059)

Combined net deferred tax liability	$(116,945)	$(96,952)

7.BANK INDEBTEDNESS

Bank indebtedness under the Company’s $5,000,000 line of credit as of August 31, 2021 was $3,000,000 (August 31, 2020 - $0). Effective June 15, 2021, the Company’s Line of Credit was increased from $3,000,000 to $5,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 175 basis points. As of August 31, 2021, the interest rate was 1.84%

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

8.NOTES PAYABLE

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

During fiscal 2021 ended August 31, 2021, the Company’s applications for loan forgiveness of both loans was approved by the SBA. The Company has recorded a gain of extinguishment of debt of $687,387 consisting of $680,707 of principal and $6,680 of interest.

9.CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

10.CANCELLATION OF CAPITAL STOCK

Treasury stock may be kept based on an acceptable inventory method such as the average cost basis.  Upon disposition or cancellation, the treasury stock account is credited for an amount equal to the number of shares cancelled, multiplied by the cost per share and the difference is treated as additional paid-in-capital in excess of stated value.

During the 2nd quarter of fiscal 2020 ended February 29, 2020, the Company repurchased for cancelation a total of 490,120 common shares from two large shareholders, including an officer and director of the Company. The shares were repurchased privately at a price of $7.89 per share, calculated as the Volume Weighted Average Price (VWAP) of all the shares traded on NASDAQ during the first quarter of fiscal 2020. The total cost of the share repurchases was $3,867,046. The premium paid to acquire those shares over their per share book value in the amount of $3,751,427 was recorded as a decrease to retained earnings

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

11.SHARE-BASED INCENTIVE PLANS

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

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. The Company had no stock options outstanding as of August 31, 2021 and August 31, 2020.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of August 31, 2021, the maximum number of shares available to be issued under the Plan was 31,713.

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

During fiscal 2021 ended August 31, 2021, the Company issued 7,999 common shares to Officers, Directors and Employees under the RSA Plan. 6,564 of these shares were issued to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 1,435 shares were issued to Employees and have a three-year Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

12.PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually.  For the years ended August 31, 2021 and 2020 the 401(k) compensation expense was $530,311 and $439,368, respectively.

13.DISCONTINUED OPERATIONS

Effective September 1, 2019, the Board of Directors decided to permanently close the MSI division and exit the industrial tools business. During fiscal 2020 ended August 31, 2020, the remaining inventory was been liquidated, the division was wound-up, and the subsidiary voluntarily dissolved. The operations and assets of MSI were significantly immaterial to the Company’s overall performance. As such, separate disclosure of MSI’s operations as discontinued operations within the Company’s statement of operations was not considered necessary.

14.SEGMENT INFORMATION

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.SEGMENT INFORMATION (continued)

Following is a summary of segmented information for the years ended August 31:

	2021	2020

Sales to unaffiliated customers:
Industrial wood products	$2,597,276	$2,285,250
Pet, Fencing and Other	51,732,129	40,348,660
Seed processing and sales	3,172,138	2,071,157
Industrial tools and clamps	-	240,196
	$57,501,543	$44,945,263

Income (loss) before income taxes:
Industrial wood products	$(144,313)	$(122,088)
Pet, Fencing and Other	4,052,624	3,936,491
Seed processing and sales	(64,538)	(181,712)
Industrial tools and clamps	-	(237,133)
Corporate and administrative	580,435	493,598
	$4,424,208	$3,889,156

Identifiable assets:
Industrial wood products	$754,357	$819,585
Pet, Fencing and Other	22,658,829	14,984,480
Seed processing and sales	223,443	544,161
Corporate and administrative	5,501,770	6,929,735
	$29,138,399	$23,277,961

Depreciation and amortization:
Industrial wood products	$-	$-
Pet, Fencing and Other	39,313	29,774
Seed processing and sales	6,347	6,347
Industrial tools and clamps	-	2,242
Corporate and administrative	198,619	179,349
	$244,279	$217,712

Capital expenditures:
Industrial wood products	$-	$-
Pet, Fencing and Other	-	-
Seed processing and sales	-	-
Corporate and administrative	1,193,494	449,282
	$1,193,494	$449,282

Interest expense:	$-	$-

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2021	2020

Sales	$29,806,021	$19,679,274

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

14.SEGMENT INFORMATION (continued)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2021	2020

United States	$55,280,479	$43,914,053
Canada	1,556,359	735,547
Mexico/Latin America/Caribbean	325,648	162,404
Europe	171,254	35,730
Asia/Pacific	167,803	97,529
	$57,501,543	$44,945,263

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2021 and 2020.

15.CONCENTRATIONS

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

At August 31, 2021, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 67%. At August 31, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 48%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2021, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $25,082,956. For the fiscal year ended August 31, 2020, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $22,249,043.

16.SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2021 and 2020 are summarized as follows:

	2021	2020

Cash paid during the year for:
Interest	$8,640	$-
Income taxes	$1,228,299	$741,406

There were no non-cash investing or financing activities during the years presented.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

17.CONTINGENCY

The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company is currently one of three named Defendants. A trial date has not been set at this time.  At the present time it is speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. The Company’s applicable liability insurer is providing a defense covering the Company’s legal fees and costs.

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. Arbitration is scheduled to commence in the first week of August 2022. While the company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome

18.SUBSEQUENT EVENTS

a.The Company’s Bank Line of Credit was subsequently increased from $5 million to $10 million, of which $5 million is available.

b.In October 2021, the Company issued 3,681 common shares to Officers, Directors and Employees under the Company’s Restricted Share Plan. 2,015 shares were issued to Officer and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 1,666 common shares were issued to Employees and have a three-year Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2021

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year

August 31, 2021

Allowance deducted from related Balance sheet account:
Inventory	$65,000	$394,299	$-	$209,299	$250,000
Accounts Receivable	$-	$-	$-	$-	$-

August 31, 2020

Allowance deducted from related Balance sheet account:
Inventory	$119,357	$78,105	$-	$132,462	$65,000
Accounts Receivable	$-	$-	$-	$-	$-

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under supervision and with the participation of our management including our Chief Executive Officer and Principal Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2021.

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

ITEM 9B.  OTHER INFORMATION

         --- No Disclosure Necessary ---

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 1, 2021 the names of the Directors of the Company.  The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All of the Directors are citizens of the United States.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Geoff Guilfoy (1) (2) (3)	71	August 2019
Charles Hopewell	65	February 2017
Sarah Johnson (1) (2)	42	July 2017
Chris Karlin (1) (2)	60	December 2018
Frank G. Magdlen (1) (2) (4)	74	January 2013
Michael C. Nasser	75	May 2019
Michelle Walker	47	July 2021

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3)Interim Chair Audit Committee

(4)Mr. Magdlen is on a medical leave of absence pending further diagnosis and ability to continue his service

Table No. 5 lists, as of November 1, 2021, the names of the executive officers of the Company.  The executive officers serve at the pleasure of the Board of Directors.  All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Charles Hopewell	Chief Executive Officer	65	February 2017
Michael C. Nasser	Corporate Secretary	75	July 1987

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

Geoff Guilfoy is a management consultant with over 41 years of experience, including over 21 years in management consulting, 17 years in State Government management, and an additional 4 years in the private and non-profit sectors. Prior to founding Lumen Leaders LLC in 2013, he was the partner in charge of the management consulting group at AKT LLP, a regional CPA and business consulting firm. For 28 years, he was an Executive Professor at Willamette University’s Atkinson Graduate School of Management teaching courses on management consulting, nonprofit management, and government. He currently serves on the Board of Directors of Medical Teams International. He is also a former National Board Member of the Institute of Management Consultants USA and a former Board Member of CoServe International. He has a Bachelor of Science, Management (Accounting) from San Jose State University and an MBA from Willamette University.

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

Michelle Walker is a business strategist in Portland with experience in brand development, organizational alignment, and building consumer brands, including both B2B and B2C businesses. Previously, she was CEO of Sock It to Me, Inc., a sock and underwear brand. She also held several senior positions with PepsiCo, including Senior Director and GM of the Lays and Ruffles brands where her responsibility included business strategy, brand positioning, product development, and sales strategy. Prior to joining PepsiCo, she was a Senior Consultant in Valuation Services with PricewaterhouseCoopers where she led business analysis and valuations for both business clients and Real Estate Investment Trusts. She received her bachelor’s degree in Economics and Psychology from the University of California, San Diego, and an MBA from the University of Texas McComb School of Business.

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

2)Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations/other minor offenses);

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

Audit Committee Financial Expert

Frank D. Magdlen has served as our “audit committee financial expert” but has taken a leave of absence pending further diagnosis. Geoff Guilfoy has been designated our Interim Audit Committee Chair and financial expert given his extensive background in oversight, financial budgeting and reporting and strategic consultation. Mr. Guilfoy is also independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NSADAQ Rule 4200(a)(15). The Board will address Mr. Magdlen’s continuing service upon further information.

Prior to Mr. Madglen’s current situation, our Board of Directors had determined that Frank G. Magdlen was the “audit committee financial expert”, as defined in Item 401(h) of Regulation S-K. Mr. Magdlen is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200(a)(15).

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

The current members of the Audit Committee are Frank Magdlen (on Leave of Absence), Geoff Guilfoy (Interim Chair), Sarah Johnson, and Chris Karlin.  All current members of the Audit Committee are “independent” within the meaning of the new regulations from the SEC regarding audit committee membership. The Audit Committee met six times in fiscal 2021 and four times in fiscal 2020.

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

Current members of the Compensation Committee are Chris Karlin (Chair), Sarah Johnson), Geoff Guilfoy, , and Frank Magdlen (on Leave of Absence). The Committee met three times in fiscal 2021 and three times in fiscal 2020.

Compliance with Section 16(a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms. Management has determined there was one report that failed to be filed on a timely basis as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year, as a Form 3 for Michelle Walker was filed late.

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

ITEM 11.  EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2021, 2020 and 2019 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp. (1)

Charles Hopewell, Chief Executive Officer, Principal Financial Officer
	2021	$266,666	$ 87,384	$ -	$ -	$ -	$ -	$ 29,600
	2020	$250,000	$ 70,000	$ -	$ -	$ -	$ -	$ 28,600
	2019	$190,000	$ 20,000	$ -	$ -	$ -	$ -	$ 9,000

Michael Nasser, Corporate Secretary
	2021	$198,000	$ 75,000	$ -	$ -	$ -	$ -	$ 14,400
	2020	$187,500	$ 75,000	$ -	$ -	$ -	$ -	$ 14,850
	2019	$177,000	$ 70,000	$ -	$ -	$ -	$ -	$ 9,000

(1)“All Other Compensation” relates to the Company’s 401K contributions for each individual.

The Company has the same 401(k) Plan for executives as for all employees: it is a dollar-for-dollar match on 10% of eligible compensation, and a non-elective discretionary contribution based on the first $45,000 of eligible compensation which was changed for 2020 from only a non-elective discretionary contribution based on the first $45,000 of eligible compensation.

Other than participation in the Company’s Restricted Share Plan and 401(k), no funds were set aside or accrued during fiscal 2021 to provide pension, retirement or similar benefits for directors or executive officers.

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

The Board approved a non-qualified Profit-Sharing plan for employees who did not receive any other form of commission or bonus. The plan is formula based proportionately balancing years of service and compensation. The Board has year-to-year responsibility to review the amount funded to the program and the overall program will be based on a percentage of operating or pre-tax profit.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. During the year ended August 31, 2021, the Company issued 7,999 common shares (fiscal 2020 – Nil) under the Restricted Share Plan. Of the 7,999 common shares, 6,564 shares were issued to officers and directors without a restricted period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 1,435 shares were issued to Employees and have a three-year Restricted Period.

Subsequent to the end of fiscal 2021, the Company issued 3,681 common shares to Officers, Directors and Employees under the Company’s Restricted Share Plan. 2,015 shares were issued to Officer and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 1,666 common shares were issued to Employees and have a three-year Restricted Period.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation. Beginning in fiscal 2019, the Company reduced the percentage amount of the discretionary contribution while adding a matching contribution, which is designed to encourage employees to participate with their own contributions. For the years ended August 31, 2021 and 2020 the 401(k) compensation expense was $530,311 and $439,368, respectively. The contributions for Charles Hopewell were $29,600 and $28,600 for the fiscal years ended August 31, 2021 and 2020 respectively.   The contributions for Michael Nasser were $14,400 and $14,850 for the fiscal years ended August 31, 2021 and 2020 respectively. There are no un-funded liabilities.

Stock Options

The Company formerly had a stock option program under which stock options to purchase securities from the Company could be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. No options were granted in fiscal 2021 or 2020, and the Company had no stock options outstanding as of August 31, 2021 and August 31, 2020.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2021 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made.  Also, during fiscal 2021 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

--- No Disclosure Necessary ---

Director Compensation

The Company began compensating directors at the rate of $1,000 per month as of January 1, 2019.  Directors are also entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director.

During fiscal 2021 the following cash payments were paid to directors:  Charles Hopewell $Nil (2020 - $Nil); Frank Magdlen $9,000 (fiscal 2020 - $12,000), Geoff Guilfoy $12,000 (fiscal 2020 - $12,000); Sarah Johnson $12,000 (fiscal 2020 -$12,000); and Chris Karlin $12,000 (fiscal 2020 - $12,000).

In November 2020, the Board of Directors approved additional compensation for Directors other than Named Executive Officer members under the Company’s Restricted Share Plan.  Directors will be granted 25 common shares for each fiscal quarter of service, with the amount earned during the year to be distributed by the end of the first fiscal quarter of the following fiscal year. Directors also received a one-time grant of 225 common shares each upon the approval by the Board, with such shares distributed in December 2020. The value of the 225 shares granted to each non-executive Director was $1,980.

In October 2021, the Company issued 400 common shares to directors under the RSA Plan. The value of the shares issued was $4,240.

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2021 and 2020 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value.  We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation.  It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of October 28, 2021.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Oregon Community Foundation	1,080,534	31.0%
Common	Charles E. Hopewell	19,573	0.6%
Common	Michael C. Nasser	16,888	0.5%
Common	Geoff Guilfoy	350	0.01%
Common	Sarah Johnson	350	0.01%
Common	Chris Karlin	350	0.01%
Common	Frank Magdlen	225	0.01%
Common	Michelle Walker	25	< 0.01%

Total Directors, Executive Officers, and 5% Shareholders		1,118,295	32.0%

(1) Based on 3,492,842 shares outstanding as of November 24, 2021.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2021	2020

Audit fees	$80,000	$90,000
Tax fees	10,850	10,250
All other fees (1)	29,900	24,750

Total	$120,750	$125,000

(1)  FY2021:$8,250 to review the Q1 Form 10Q

$8,250 to review the Q2 Form 10Q

$8,250 to review the Q3 Form 10Q

FY2020:$8,250 to review the Q1 Form 10Q

$8,250 to review the Q2 Form 10Q

$8,250 to review the Q3 Form 10Q

PART III

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

(B) Exhibits:

2.  Plan of acquisition, reorganization, arrangement, liquidation or succession:

      No Disclosure Necessary

3.  Articles of Incorporation/By-Laws:

      Incorporated by reference to Form 10 Registration Statement, as amended.

3.1Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation

(filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014)

3.2Articles of Incorporation of Jewett-Cameron Company.

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

22.  Published report regarding matters submitted to vote

      No Disclosure Necessary

23.  Consent of Experts and Counsel:  No Disclosure Necessary

24.  Power of Attorney: No Disclosure Necessary

31.1Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Charles Hopewell

32.1Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Charles Hopewell

99.  Additional Exhibits:  No Disclosure Necessary

101.INSXBRL Instance Document

101.SCHXBRL Taxonomy Extension Schema Document

101.CALXBRL Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL Taxonomy Extension Definition Linkbase Document

101.LABXBRL Taxonomy Extension Label Linkbase Document

101.PREXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 26, 2021	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, CEO, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 26, 2021	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, CEO, Principal Financial Officer and Director

Dated: November 26, 2021	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary and Director

Dated: November 26, 2021	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: November 26, 2021	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: November 26, 2021	By: /s/ “Chris Karlin” Chris Karlin, Director

Dated: November 26, 2021	By: /s/ “Michelle Walker” Michelle Walker, Director