Form 10-K/A
period 2021-08-31
JEWETT CAMERON TRADING CO LTD
filed 2021-12-13
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment #1

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Jewett-Cameron Trading Company Ltd. (the “Company”) for the fiscal year ended August 31, 2021, originally filed on November 29, 2021 (the “Original Filing”), is being filed solely to include the signature line of Davidson & Company LLP, the Company’s independent registered accounting firm, in their Auditor’s Report in Item 8. This signature was inadvertently omitted in the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Jewett-Cameron Trading Company Ltd.

Form 10-K/A Annual Report

Fiscal Year Ended August 31, 2021

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends.  Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.  Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors.  We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise.

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

/s/ DAVIDSON & COMPANY LLP

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

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

21.  Subsidiaries of the Registrant:  Refer to page 4 of this Form 10-K/A

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

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: December 10, 2021	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, CEO, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 10, 2021	By: /s/ “Charles E. Hopewell” Charles E. Hopewell, CEO, Principal Financial Officer and Director

Dated: December 10, 2021	By: /s/ “Michael C. Nasser” Michael C. Nasser, Corporate Secretary and Director

Dated: December 10, 2021	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: December 10, 2021	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: December 10, 2021	By: /s/ “Chris Karlin” Chris Karlin, Director

Dated: December 10, 2021	By: /s/ “Michelle Walker” Michelle Walker, Director