Form 10-Q
period 2021-11-30
JEWETT CAMERON TRADING CO LTD
filed 2022-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER  000-19954

JEWETT CAMERON TRADING CO LTD
(Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA	00-0000000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, OR	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐  No

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,492,842 common shares as of January 13, 2022.

Jewett-Cameron Trading Company Ltd.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures
		26
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2021

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2021	August 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$1,235,445	$1,184,313
Accounts receivable, net of allowance of $0 (August 31, 2021 - $0)	5,806,987	7,086,503
Inventory, net of allowance of $250,000 (August 31, 2021 - $250,000) (note 3)	17,223,927	14,391,365
Prepaid expenses	2,267,341	2,305,820
Prepaid income taxes	355,163	252,958

Total current assets	26,888,863	25,220,959

Property, plant and equipment, net (note 4)	4,407,548	3,886,543

Intangible assets, net (note 5)	30,629	30,897

Total assets	$31,327,040	$29,138,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$2,084,438	$1,349,677
Bank indebtedness (note 7)	5,000,000	3,000,000
Accrued liabilities	1,594,834	1,798,088

Total current liabilities	8,679,272	6,147,765

Deferred tax liability (note 6)	125,834	116,945

Total liabilities	8,805,106	6,264,710

Stockholders’ equity
Capital stock (note 9, 10) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,492,842 common shares (August 31, 2021 –3,489,161)	824,039	823,171
Additional paid-in capital	725,729	687,211
Retained earnings	20,972,166	21,363,307

Total stockholders’ equity	22,521,934	22,873,689

Total liabilities and stockholders’ equity	$31,327,040	$29,138,399

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020

SALES	$12,917,724	$10,316,284

COST OF SALES	10,452,861	7,353,385

GROSS PROFIT	2,464,863	2,962,899

OPERATING EXPENSES
Selling, general and administrative expenses	988,288	694,628
Depreciation and amortization	69,638	50,529
Wages and employee benefits	1,874,118	1,593,959

Total Operating Expenses	2,932,044	2,339,116

(Loss) income from operations	(467,181)	623,783

OTHER ITEMS
Other income	3,000	3,000
Interest expense	(20,276)	-

Total other items	(17,276)	3,000

(Loss) income before income taxes	(484,457)	626,783

Income tax recovery (expense)	93,316	(138,256)

Net (loss) income	$(391,141)	$488,527

Basic (loss) earnings per common share	$(0.11)	$0.14

Diluted (loss) earnings per common share	$(0.11)	$0.14

Weighted average number of common shares outstanding:
Basic	3,491,103	3,481,162
Diluted	3,491,103	3,481,162

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2020	3,481,162	$ 821,284	$ 618,707	$ 17,908,354	$ 19,348,345

Net (loss) income	-	-	-	488,527	488,527

November 30, 2020	3,481,162	$ 821,284	$ 618,707	$ 18,396,881	$ 19,836,872

Shares issued pursuant to compensation plans (note 10)	7,999	1,887	68,504	-	70,391
Net (loss) income	-	-	-	2,966,426	2,966,426

August 31, 2021	3,489,161	823,171	687,211	21,363,307	22,873,689

Shares issued pursuant to compensation plans (note 10)	3,681	868	38,518	-	39,386
Net (loss) income	-	-	-	(391,141)	(391,141)

November 30, 2021	3,492,842	824,039	725,729	20,972,166	22,521,934

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(391,141)	$488,527
Items not involving an outlay of cash:
Depreciation and amortization	69,638	50,529
Stock-based compensation expense	39,386	-
Deferred income taxes	8,889	(40,784)

Changes in non-cash working capital items:
Decrease in accounts receivable	1,279,516	2,027,469
(Increase) in inventory	(2,832,562)	(223,013)
Decrease in prepaid expenses	38,479	196,255
Increase (decrease) in accounts payable and accrued liabilities	531,507	(454,861)
(Increase) in prepaid income taxes	(102,205)	-
Increase in income taxes payable	-	179,040

Net cash (used by) provided by operating activities	(1,358,493)	2,223,162

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(590,375)	(184,247)

Net cash used in investing activities	(590,375)	(184,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	2,000,000	-

Net cash provided by financing activities	2,000,000	-

Net increase in cash	51,132	2,038,915

Cash, beginning of period	1,184,313	3,801,037

Cash, end of period	$1,235,445	$5,839,952

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.  At November 30, 2021, cash and cash equivalents were $1,235,445 compared to $1,184,313 at August 31, 2021.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

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

The earnings per share data for the three month periods ended November 30, 2021 and 2020 are as follows:

	Three Month Periods ended November 30,
	2021	2020
Net (loss) income	$(391,141)	$488,527
Basic weighted average number of common shares outstanding	3,491,103	3,481,162
Effect of dilutive securities
Stock options	-	-
Diluted weighted average number of common shares outstanding	3,491,103	3,481,162

The Company has no items of other comprehensive income in any year presented.  Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

2.SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2021 and August 31, 2021 follows:

	November 30, 2021		August 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,235,445	$1,235,445	$1,184,313	$1,184,313
Accounts receivable, net of allowance	5,806,987	5,806,987	7,086,503	7,086,503
Accounts payable and accrued liabilities	3,679,272	3,679,272	3,147,765	3,147,765
Bank Indebtedness	5,000,000	5,000,000	3,000,000	3,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,235,445	$1,235,445	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

2.SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood products, specialty metal products, and other specialty products, when the products are shipped, title passes, and the ultimate collection is reasonably assured.  Revenue from the Company's seed operations is generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products.  Revenue from the provision of these services and products is recognized when the services have been performed, products sold and collection of the amounts is reasonably assured.

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

3.INVENTORY

A summary of inventory is as follows:

	November 30, 2021	August 31, 2021

Wood products and metal products	$16,853,138	$14,257,609
Agricultural seed products	370,789	133,756

	$17,223,927	$14,391,365

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

4.PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2021	August 31, 2021

Office equipment	$558,703	$551,569
Warehouse equipment	1,379,656	1,385,330
Buildings	5,701,044	5,112,129
Land	559,065	559,065
	8,198,468	7,608,093

Accumulated depreciation	(3,790,920)	(3,721,550)

Net book value	$4,407,548	$3,886,543

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

5.INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2021	August 31 2021

Intangible assets	47,160	47,160

Accumulated amortization	(16,531)	(16,263)

Net book value	$30,629	$30,897

6. DEFERRED INCOME TAXES

Deferred income tax liability as of November 30, 2021 of $125,834 (August 31, 2021 - $116,945) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

7.BANK INDEBTEDNESS

Bank indebtedness under the Company’s $10,000,000 line of credit as of November 30. 2021 was $5,000,000 (August 31, 2021 - $3,000,000). The Line of Credit was increased during the current quarter from $5,000,000 to $10,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory.  Interest is calculated solely on the one month LIBOR rate plus 175 basis points. As of November 30, 2021, the interest rate was 1.83%.

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

9.CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company's ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

10.RESTRICTED SHARE PLAN

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of November 30, 2021, the maximum number of shares available to be issued under the Plan was 34,928.

11.PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time.  The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the periods ended November 30, 2021 and 2020 the 401(k) compensation expense was $146,235 and $133,102, respectively.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

12.SEGMENT INFORMATION

The Company has three principal reportable segments. These reportable segments were determined based on the nature of the products offered.  Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.  The following tables show the operations of the Company's reportable segments.

Following is a summary of segmented information for the three month periods ended November 30, 2021 and 2020.

	2021	2020

Sales to unaffiliated customers:
Industrial wood products	$534,112	$724,752
Lawn, garden, pet and other	11,845,883	8,929,636
Seed processing and sales	537,729	661,896
	$12,917,724	$10,316,284

Income (loss) before income taxes:
Industrial wood products	$69,950	$(15,224)
Lawn, garden, pet and other	(699,697)	520,208
Seed processing and sales	(101,350)	49,490
Corporate and administrative	246,640	72,309
	$(484,457)	$626,783

Identifiable assets:
Industrial wood products	$548,697	$701,391
Lawn, garden, pet and other	23,762,100	12,969,525
Seed processing and sales	658,972	759,267
Corporate and administrative	5,863,363	8,963,533
	$30,846,045	$23,393,716

Depreciation and amortization:
Industrial wood products	$-	$-
Lawn, garden, pet and other	10,676	9,294
Seed processing and sales	1,587	1,587
Corporate and administrative	57,375	39,648
	$69,638	$50,529

Capital expenditures:
Industrial wood products	$-	$-
Lawn, garden, pet and other	-	-
Seed processing and sales	-	-
Industrial tools and clamps	-	-
Corporate and administrative	590,375	184,247
	$590,375	$184,247

Interest expense:	$20,276	$-

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2021 and 2020:

	2021	2020

Sales	$6,393,994	$4,898,298

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2021 and 2020:

	2021	2020

United States	$12,089,619	$10,091,527
Canada	305,205	202,611
Europe	1,950	11,058
Mexico/Latin America/Caribbean	283,187	4,633
Asia/Pacific	237,763	6,455

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2021 and 2020.

13.RISKS

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

At November 30, 2021, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 72%. At November 30, 2020, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 55%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures.  The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2021, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $7,561,452. For the three months ended November 30, 2020, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $4,082,187.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2021

(Unaudited)

__________________________________________________________________________________________________

14.SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30, 2021 and 2020 are summarized as follows:

	2021	2020

Cash paid during the periods for:
Interest	$20,276	$-
Income taxes	$-	$-

There were no non-cash investing or financing activities during the periods presented.

15.CONTINGENCY

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

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. Arbitration is scheduled to commence in the first week of August 2022. While the company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome

16.SUBSEQUENT EVENTS

a) On January 1, 2022, the Company named Chad Summers as Chief Executive Officer and Mitch Van Domelen as Chief Financial Officer. As previously announced in May 2021, Charles Hopewell transitioned from the CEO position and will continue his positions as a Director and Chairman.

b)Subsequent to the first quarter ended November 30, 2021, the Company drew an additional $1 million from its bank line of credit, leaving $4 million of the $10 million line available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2021 and August 31, 2021 and its results of operations and cash flows for the three month periods ended November 30, 2021 and 2020 in accordance with U.S. GAAP.  Operating results for the three month period ended November 30, 2021 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2022. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

The Company’s operations are classified into three reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served.  The segments are as follows:

•Industrial wood products

•Lawn, garden, pet and other

•Seed processing and sales

•Corporate and administration

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

RESULTS OF OPERATIONS

Demand for our products remained strong in Q1 of fiscal 2022, as sales were up 25% over Q1 of fiscal 2021. However, our cost of goods sold increased by 42% due to significantly higher costs throughout the supply chain as issues experienced in the second half of fiscal 2021 continued in the first quarter of fiscal 2022. Additional supply chain interruptions occurred within China, including new COVID related issues and restricted electrical supplies to certain manufacturers. These issues resulted in inconsistent shipments of products from China during the quarter. On a dollar basis, our inventory is unusually high for the season due to a large amount of product in transit. Seaborne shipping times and costs remain at historic highs, and the time to receive products from China continues to be both uncertain and extended far beyond normal, with delays occurring all along the supply chain. In order to alleviate some of these issues and have our best-selling products in stock to continue to serve our customers on as much of an uninterrupted basis as possible, the Company increased its ordering and shipment of certain products prior to the annual holidays for Chinese New Year. However, these extra orders and expedited shipment came with higher costs and required higher cash outlays, which required additional borrowing under our bank line of credit. We are also experiencing transportation and logistic issues within the United States, which has caused issues of delivery from our warehouse to customers and their ability to receive and sell through our products.

Other inflationary pressures also negatively affected results in the first quarter. Higher raw material costs squeezed margins, and we were not able to pass through these sudden cost increases to our customers as quickly as they occurred. Entering the second quarter, we have now successfully implemented higher selling prices with our customers which are expected to begin to relieve some margin pressure. Lumber prices also reached historic highs during calendar 2021, which drove our inventory costs much higher than usual, but we are well prepared to meet expected lumber demand entering calendar 2022.

The launch of several important new products planned for the second half of calendar 2021 were delayed due to the supply chain issues. These included new pet products which were originally scheduled to roll-out in time for “Black Friday” and the important holiday shopping season. Other scheduled product introductions for 2022 calendar year have been pushed out to accommodate the supply chain issues and ensure receipt of inventory to support successful launches.

We are pleased with the results of our current sales and marketing strategy. The rebranding of our products has highlighted our brand names and increased consumer awareness of our consistent look and statement of value. We intend to continue to develop new products, particularly those that complement and expand our existing product lines, and we may also seek to acquire products that conform to this strategy. We will also continue our efforts to expand both new and existing sales channels which will broaden our product distribution and grow our connections with the end consumer.

We have also continued to invest in our facilities, equipment, and personnel.  The final phases of our 4 planned capital improvement and expansion projects are on schedule for completion by the end of January 2022.  These projects have significantly increased and improved functionality of our office space.  Additional employees have been added to support our continued growth to ensure quality customer engagement as well as drive enhanced awareness and marketing programs.  The website continues to improve in line with our omnichannel commitment offering enhanced accessibility functionality and modernized investor relations and contact sections. Additionally, we have implemented easier navigation of our increased product selection displayed with a more unified brand presentation within a new eCommerce interface.

The transition of our senior management roles as announced in May 2021 occurred on January 1, 2022. Charlie Hopewell has moved from the day-to-day operational role as CEO to his overall strategy positions as a Director and Board Chair. Chad Summers has been appointed as Chief Executive Officer of Jewett-Cameron in addition to his prior position as President, and Mitch Van Domelen, CPA, has been appointed as Chief Financial Officer.

Chad Summers originally joined the Company in October 2019 and was appointed President in May 2021. His prior experience includes participation in start-up ventures in both product and service industries and has a strong background in leadership, consulting, and support. He co-owned and led an international lumber brokering business similar to Jewett-Cameron’s Greenwood division. This experience provided him the opportunity to oversee and actively manage suppliers in China and throughout SE Asia. He also built a successful consulting practice dedicated to growing manufacturers in association with a west coast regional accounting firm which allowed him the opportunity to establish a deep network of manufacturers, professional services and support connections regionally.

Mitch Van Domelen is a Certified Public Accountant who joined Jewett-Cameron in July 2017 as Controller. Mr. Van Domelen has extensive experience in finance and financial reporting for both public and private companies. Prior to joining Jewett-Cameron, he served as Controller for national beverage brand where he managed the financial processes and full-cycle accounting for the company and its nine brewpub locations. From 2007 to 2012 worked in public accounting at a large regional public accounting firm in Lake Oswego, Oregon, auditing both public and private companies. From 2005 to 2007, he served as a Sarbanes-Oxley (SOX) compliance consultant for SEC registrants in the Portland metro area, testing their compliance in both US and International regions. He holds a bachelor's degree in Business Administration from Southern Oregon University.  He is a licensed CPA in the State of Oregon and is a member of the Oregon Society of CPA's.

In response to the COVID-19 pandemic, the State of Oregon originally lifted all of its mask and social distancing requirements in June 2021. However, as a response to the surge in COVID-19 infections, indoor masking requirements for businesses were reinstituted in August 2021 and remain in effect. The Company will remain vigilant in regard to the COVID virus and its variants. It is critical to our continuing operations that we do all we can to protect and retain our workforce if and when they might experience exposure to the virus. If any employees working at headquarters or in the warehouse facilities contract the virus, the Company would be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which would result in delayed or lost revenue, and increased costs. To date, we have not had any incidents of transmissions within the confines of our facilities due to our clear and consistent protocols during the restrictive period, as well as our employees’ remarkable support of our procedures which has been critical to our success in keeping our workplace safe and running. This has directly led to our ability to retain our workforce through these challenging times as well as create an environment in which people feel safe. The assistance of the PPP program provided us the ability to assist sound employee decisions when they either felt they had an external exposure or perhaps even tested positive due to such external exposure. The loans the Company received under the Paycheck Protection Program were essential in supporting the Company’s ability to operate without interruption during the crisis and retain 100% of its workforce. All of the borrowed funds were spent on qualifying employee payroll expenses, and the Company’s loans were fully forgiven by the SBA in April 2021.

The outlook for the remainder of fiscal 2022 remains uncertain. The ongoing supply chain, international shipping and logistic issues are hampering the receipt of our products from China and final delivery to customers. We have increased our inventory levels to try to mitigate these risks and any additional risks from the worldwide emerging Omicron variant of COVID. However, this inventory increase has resulted in higher costs which will continue to negatively impact our margins in fiscal 2022.  Although we have now negotiated higher selling prices with our customers, inflation, particularly in the form of higher raw material costs combined with higher shipping costs, will continue to pressure our margins. These selling price increases for our products may continue to lag any future increases in our product and operating costs, as they did during the first quarter, which may further compress our margins.

Three Months Ended November 30, 2021 and 2020

For the three months ended November 30, 2021, sales increased by $2,601,440, or 25%, to $12,917,724 from $10,316,284 for the three months ended November 30, 2020. Gross profit decreased by $498,036, or 17%, due to higher raw material and shipping costs.

Sales at JCC were $11,845,884 for the three months ended November 30, 2021 compared to sales of $8,929,636 for the three months ended November 30, 2020, which was an increase of $2,916,248, or 33%. Sales during the current quarter were negatively affected by temporary shortages of certain products due to manufacturing issues in China and ongoing supply chain issues. The scheduled launch of several new product introductions for 2022 calendar year have been pushed out to accommodate the supply chain issues and ensure receipt of inventory to support successful launches.  Operating loss for JCC was ($699,697) compared to an operating profit of $520,208 for the quarter ended November 30, 2020. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $534,112 for the three months ended November 30, 2021 compared to sales of $724,752 for the three months ended November 30, 2020, which was a decrease of $190,640, or 26%. Greenwood’s sales have been heavily impacted by the COVID-19 shutdowns, as many of their products are sold to municipalities and larger transit operators. Greenwood is currently introducing new products to both existing and new customers. Management is also actively seeking new brokers to both open new sales channels and broaden its customer base, particularly in the housing and construction sectors. For the quarter, Greenwood’s operating income was $69,949 compared to an operating loss of ($15,224) in the three months ended November 30, 2020.

Sales at JCSC declined to $537,729 for the three months ended November 30, 2021 compared to sales of $661,896 for the three months ended November 30, 2020. Management continues to refocus JCSC to better provide local growers with cleaning, seed brokering and sales services. However, the historic heat wave across the Pacific Northwest during the summer of 2021 damaged many crops and reduced harvested yields, which resulted in lower cleaning volumes in the current quarter. Operating loss for JCSC for the quarter was ($101,350) compared to operating income of $49,490 for the quarter ended November 30, 2020.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2021, JC USA had operating income of $246,640 compared to operating income of $72,309 for the quarter ended November 30, 2020. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2021 was 19.1% compared to 28.7% for the three months ended November 30, 2020. The higher material and shipping costs resulted in significantly higher costs during the current quarter.

Operating expenses rose by $592,928 to $2,932,044 from $2,339,116 for the three months ended November 30, 2021 Selling, General and Administrative Expenses increased to $988,288 from $694,628, and wages and employee benefits rose to $1,874,118 from $1,593,959 as the Company added additional staff. Depreciation and Amortization increased to $69,638 from $50,529. Interest and other income decreased to a cost of ($17,276) from income of $3,000 due to interest expense of ($20,276) related to the borrowing on the Company’s bank line of credit.

The loss before income taxes was ($484,457) for the quarter ended November 30, 2021 compared to income of $626,783 for the quarter ended November 30, 2020. The Company recorded income tax recovery in the current quarter of $93,316 compared to income tax expense of $138,256 for the three months ended November 30, 2020. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect. The net loss for the quarter ended November 30, 2021 was ($391,141), or ($0.11) per share, compared to net income for the quarter ended November 30, 2021 of $488,527, or $0.14 per share.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2021, the Company had working capital of $18,209,591 compared to working capital of $19,073,194 as of August 31, 2021, a decrease of $863,603. Cash and cash equivalents totaled $1,235,445, an increase of $51,132 from cash of $1,184,313. Accounts receivable fell to $5,806,987 from $7,086,503 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $2,832,562 to $17,223,927 from $14,391,365 as the global supply chain issues delayed the delivery of products from China. Prepaid expenses, which is largely related to down payments for future inventory purchases, decreased by $38,479. Prepaid income taxes rose to $355,163 from $252,958 due to the income tax recovery in the current quarter. Deferred tax liability increased slightly to $125,834 from $116,945.

Current liabilities increased to $8,679,272 from $6,147,765, with most of the increase due to the additional draw of $2,000,000 from the Company’s bank line of credit to $5,000,000 as of November 30, 2021 from $3,000,000 as of August 31, 2021. Accounts payable rose to $2,084,438 from $1,349,677, and accrued liabilities declined slightly to $1,594,834 from $1,798,088.

As of November 30, 2021, accounts receivable and inventory represented 86% of current assets and 74% of total assets. As of November 30, 2020, accounts receivable and inventory represented 67% of current assets and 58% of total assets. For the three months ended November 30, 2021, the accounts receivable collection period, or DSO, was 42 days compared to 37 days for the three months ended November 30, 2020. Inventory turnover to the three months ended November 30, 2021 was 135 days compared to 115 days for the three months ended November 30, 2020.

External sources of liquidity include a line of credit from U.S. Bank of $10,000,000, which was increased during the period from $5,000,000. As of November 30, 2021, the Company had a borrowing balance of $5,000,000, leaving $5,000,000 available.  Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory.  The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points.  As of November 30, 2021, the one month LIBOR rate plus 175 basis points was 1.83% (0.08% + 1.75%). With the expected phase-out of LIBOR, the Company expects the calculated rate on the line of credit will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2022. However, the Company does not anticipate this change will have any significant effect on the terms and conditions, and ability to access, the line of credit, or on its financial condition.  The line of credit has certain financial covenants.  The Company is in compliance with these covenants.

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

The principal amount of the PPP loans was $680,707. They had a term of 2 years with a 1% annual interest rate. Payments were originally deferred for 6 months, after which the repayment of principal and interest is required to be made in equal monthly payments over 18 months beginning December 4, 2020. However, the SBA subsequently revised the due date to either the date that SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. In April 2021, the SBA approved the Company’s application for forgiveness of the entire amount of both loans. For the year ended August 31, 2021, he Company recorded a one-time gain on the extinguishment of debt of $687,387 consisting of the principal of $680,707 and accrued interest of $6,680.

The Company has historically used a portion of its excess cash to repurchase and cancel common shares. No common shares were repurchased during the first quarter of fiscal 2022 ended November 30, 2021. During the quarter, the Company issued 3,681 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed price of $10.70 per share.

Current Working Capital Requirements

Based on the Company’s current working capital position, the continued global shipping and logistical issues, and the utilization of its current line of credit, the Company may require additional working capital to meet its needs for fiscal 2022. Management recently increased its line of credit to $10 million of which $4 million is currently available if needed. This additional credit, combined with the expected timing of accounts receivable is expected to be sufficient to meet the Company’s working capital requirements in fiscal 2022.

OTHER MATTERS

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,030 shares for the three months ended November 30, 2021. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2021, our top ten customers represented 75% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced.  Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $10,000,000, of which $4,000,000 is available.  We are currently in compliance with the requirements of our existing line of credit.  If we lost access to this credit it could become impossible to pay some of our creditors on a timely basis.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2021. However, the Company is exposed to interest rate risk.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, including the Company’s Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Principal Executive and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.Legal Proceedings

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

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. Arbitration is scheduled to commence in the first week of August 2022. While the company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome.

A consortium of California District Attorneys has contacted the Company in regard to possible liabilities related to environmental labeling of its plant-based Lucky Dog Poop Bags previously sold in the State of California. The Company has since modified its product marketing statements in response to their concerns, and any penalties in this regard is not able to be predicted at this time.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation.  The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3.Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.  Mine Safety Disclosures

---No Disclosure Required---

Item 5.Other Information

---No Disclosure Required---

Item 6.Exhibits

3.1Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

3.2Articles of Incorporation of Jewett-Cameron Company.

-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-

31.1Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers

31.2Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen

32.1Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers

32.2Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 13, 2022	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: January 13, 2022	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer