Form 10-Q
period 2022-02-28
JEWETT CAMERON TRADING CO LTD
filed 2022-04-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,492,842 common shares as of April 14, 2022.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2022

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2022	August 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$899,055	$1,184,313
Accounts receivable, net of allowance of $Nil (August 31, 2021 - $0)	9,137,254	7,086,503
Inventory, net of allowance of $250,000 (August 31, 2021 - $250,000) (note 3)	18,630,148	14,391,365
Prepaid expenses	2,559,893	2,305,820
Prepaid income taxes	258,205	252,958

Total current assets	31,484,555	25,220,959

Property, plant and equipment, net (note 4)	4,638,238	3,886,543

Intangible assets, net (note 5)	33,894	30,897

Total assets	$36,156,687	$29,138,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$1,660,664	$1,349,677
Bank indebtedness (note 7)	9,500,000	3,000,000
Accrued liabilities	2,078,436	1,798,088

Total current liabilities	13,239,100	6,147,765

Deferred tax liability (note 6)	125,834	116,945

Total liabilities	13,364,934	6,264,710

Stockholders’ equity
Capital stock (note 9, 10)
Authorized
21,567,564 common shares, no par value
10,000,000 preferred shares, no par value
Issued
3,492,842 common shares (August 31, 2021 –3,489,161)	824,039	823,171
Additional paid-in capital	725,729	687,211
Retained earnings	21,241,985	21,363,307

Total stockholders’ equity	22,791,753	22,873,689

Total liabilities and stockholders’ equity	$36,156,687	$29,138,399

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods at the end of February		Six Month Periods at the end of February
	2022	2021	2022	2021

SALES	$14,060,751	$10,460,355	$26,978,475	$20,776,639

COST OF SALES	10,636,524	7,848,779	21,089,386	15,202,164

GROSS PROFIT	3,424,227	2,611,576	5,889,089	5,574,475

OPERATING EXPENSES
Selling, general and administrative expenses	684,116	895,974	1,672,403	1,590,603
Depreciation and amortization	84,071	55,290	153,709	105,818
Wages and employee benefits	1,959,300	1,723,474	3,833,418	3,317,433
Total Operating Expenses	2,727,487	2,674,738	5,659,530	5,013,854

Income (loss) from operations	696,740	(63,162)	229,559	560,621

OTHER ITEMS
Other income	2,000	3,000	5,000	6,000
Interest expense	(30,620)	—	(50,896)	—
Accrual for legal claim	(300,000)	—	(300,000)
Total other items	(328,620)	3,000	(345,896)	6,000

Income (loss) before income taxes	368,120	(60,162)	(116,337)	566,621

Income tax (expense) recovery	(98,300)	6,998	(4,985)	(131,258)

Net income (loss)	$269,820	$(53,164)	$(121,322)	$435,363

Basic earnings (loss) per common share	$0.08	$(0.02)	$(0.03)	$0.12

Diluted earnings (loss) per common share	$0.08	$(0.02)	$(0.03)	$0.12

Weighted average number of common shares outstanding:
Basic	3,492,842	3,486,495	3,491,969	3,483,814
Diluted	3,492,842	3,486,495	3,491,969	3,483,814

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2020	3,481,162	$821,284	$618,707	$17,908,354	$19,348,345

Shares issued pursuant to compensation plans (note 11)	7,999	1,887	68,504	—	70,391
Net income	—	—	—	435,363	435,363

February 28, 2021	3,489,161	$823,171	$687,211	$18,343,717	$19,854,099

Net income	—	—	—	3,019,590	3,019,590

August 31, 2021	3,489,161	$823,171	$687,211	$21,363,307	$22,873,689

Shares issued pursuant to compensation plans (note 11)	3,681	868	38,518	—	39,386
Net loss	—	—	—	(121,322)	(121,322)

February 28, 2022	3,492,842	$824,039	$725,729	$21,241,985	$22,791,753

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period at the end of February,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(121,322)	$435,363
Items not involving an outlay of cash:
Depreciation and amortization	153,709	105,818
Stock-based compensation expense	39,386	—
Deferred income taxes	8,889	(84,080)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(2,050,751)	1,184,865
(Increase) in inventory	(4,238,783)	(837,400)
(Increase) in prepaid expenses	(254,073)	(462,085)
Increase (decrease) in accounts payable and accrued liabilities	591,335	(424,881)
(Increase) in prepaid income taxes	(5,247)	(307,433)

Net cash used in operating activities	(5,876,857)	(389,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(908,401)	(519,470)

Net cash used in investing activities	(908,401)	(519,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	6,500,000	—

Net cash provided by financing activities	6,500,000	—

Net decrease in cash	(285,258)	(909,303)

Cash, beginning of period	1,184,313	3,801,037

Cash, end of period	$899,055	$2,891,734

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2022

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2022, cash and cash equivalents were $899,055 compared to $1,184,313 at August 31, 2021.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The (loss) earnings per share data for the three and six month periods ended February 28, 2022 and February 28, 2021 are as follows:

	Three Month Periods ended February 28,		Six Month Periods ended February 28,
	2022	2021	2022	2021

Net income (loss)	$269,820	$(53,164)	$(121,322)	$435,363

Basic weighted average number of common shares outstanding	3,492,842	3,486,495	3,491,969	3,483,814

Effect of dilutive securities
Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,492,842	3,486,495	3,491,969	3,483,814

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

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of February 28, 2022 and August 31, 2021 follows:

	February 28, 2022		August 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$899,055	$899,055	$1,184,313	$1,184,313
Accounts receivable, net of allowance	9,137,254	9,137,254	7,086,503	7,086,503
Accounts payable and accrued liabilities	3,739,100	3,739,100	3,147,765	3,147,765
Bank Indebtedness	9,500,000	9,500,000	3,000,000	3,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$899,055	$899,055	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

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

3.	INVENTORY

A summary of inventory is as follows:

	February 28, 2022	August 31, 2021

Wood products and metal products	$18,303,403	$14,257,609
Agricultural seed products	321,745	133,756

Inventory Net	$18,630,148	$14,391,365

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2022	August 31, 2021

Office equipment	$635,818	$551,569
Warehouse equipment	1,388,735	1,385,330
Buildings	5,929,343	5,112,129
Land	559,065	559,065
	8,512,961	7,608,093

Accumulated depreciation	(3,874,723)	(3,721,550)

Net book value	$4,638,238	$3,886,543

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

5.	INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2022	August 31 2021

Intangible assets	50,694	47,160

Accumulated amortization	(16,800)	(16,263)

Net book value	$33,894	$30,897

6.	DEFERRED INCOME TAXES

Deferred income tax liability as of February 28, 2022 of $125,834 (August 31, 2021 - $116,945) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.	BANK INDEBTEDNESS

Bank indebtedness under the Company’s $10,000,000 line of credit as of February 28, 2022 was $9,500,000 (August 31, 2021 - $3,000,000). The Line of Credit was increased during the current six month period from $5,000,000 to $10,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was calculated solely on the one-month LIBOR rate plus 175 basis points. As of February 28, 2022, the interest rate was 1.83%

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of February 28, 2022, the maximum number of shares available to be issued under the Plan was 34,928.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

11.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the six month periods ended February 28, 2022 and 2021, the 401(k) compensation expense was $288,216 and $263,022, respectively.

12.	SEGMENT INFORMATION

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

Following is a summary of segmented information for the six month periods ended February 28, 2022 and 2021.

	2022	2021

Sales to unaffiliated customers:
Industrial wood products	$1,119,670	$1,245,346
Lawn, garden, pet and other	24,203,362	17,822,958
Seed processing and sales	1,655,443	1,708,335
	$26,978,475	$20,776,639

(Loss) income before income taxes:
Industrial wood products	$43,946	$(36,464)
Lawn, garden, pet and other	(569,856)	487,741
Seed processing and sales	(121,748)	51,405
Corporate and administrative	531,321	63,939
	$(116,337)	$566,621

Identifiable assets:
Industrial wood products	$592,882	$719,493
Lawn, garden, pet and other	27,893,913	13,907,759
Seed processing and sales	1,010,607	907,460
Corporate and administrative	6,659,285	7,699,446
	$36,156,687	$23,234,158
Capital expenditures:
Industrial wood products	$—	$—
Lawn, garden, pet and other	—	—
Seed processing and sales	—	—
Corporate and administrative	908,401	519,470
	$908,401	$519,470

Interest expense:	$50,896	$—

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

12.	SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2022 and 2021:

	2022	2021

Sales	$13,029,830	$7,591,948

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2022 and 2021:

	2022	2021

United States	$25,657,040	$20,394,544
Canada	426,425	250,863
Europe	24,913	11,058
Mexico/Latin America/Caribbean	632,334	108,659
Asia/Pacific	237,763	11,515

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2022 and 2021.

13.	RISKS

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

At February 28, 2022, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 69%. At February 28, 2021, one customer accounted for accounts receivable greater than 10% of total accounts receivable at 45%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2022, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $14,000,039. For the six months ended February 28, 2021, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $7,613,493.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2022 (Unaudited)

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2022 and 2021 are summarized as follows:

	2022	2021

Cash paid during the periods for:
Interest	$50,896	$—
Income taxes	$—	$563,367

There were no non-cash investing or financing activities during the periods presented.

17.	CONTINGENCY

a)	An association of District Attorneys in the State of California have contacted the Company in regards to their ongoing investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labelling certain dog waste bags, including the Company’s, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. The Company has accrued a charge in the current period of $300,000 towards a possible settlement.

b)	The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company is currently one of three named Defendants. A trial date has not been set at this time. At the present time it is speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. The Company’s applicable liability insurer is providing a defense covering the Company’s legal fees and costs.

c)	The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. Arbitration is scheduled to commence in the first week of August 2022. While the company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome.

18.	SUBSEQUENT EVENTS

Due to the worldwide banking industry phasing out the use of LIBOR, the Company’s Bank Line of Credit agreement has been revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Beginning with the monthly interest payment due March 1, 2022, interest is calculated based on the one-month SOFR plus 157 basis points, which as of March 1, 2022 was 1.62% (0.05% + 1.57%).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2022 and August 31, 2021 and its results of operations and cash flows for the three and six month periods ended February 28, 2022 and 2021 in accordance with U.S. GAAP. Operating results for the three and six month periods ended February 28, 2022 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2022. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

The Company’s operations are classified into three reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served. The segments are as follows:

  Industrial wood products
  Lawn, garden, pet and other
  Seed processing and sales
  Corporate and administration

The industrial wood products segment reflects the business conducted by Greenwood Products, Inc. (Greenwood). Greenwood is a processor and distributor of industrial wood products. A major product category is treated plywood that is sold primarily to the transportation industry, including the municipal and mass transit transportation sectors.

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products. JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. This business is a wholesaler, and a manufacturer and distributor of products that include an array of pet enclosures, kennels, and pet welfare and comfort products, proprietary gate support systems, perimeter fencing, greenhouses, and fencing in-fill products made of wood, metal and composites. Examples of the Company’s brands include Lucky Dog®, for pet products; Adjust-A-Gate™, Fit-Right®, Perimeter Patrol®, and Infinity Euro Fence and Lifetime Post™ for gates and fencing; Early Start, Spring Gardner™, Greenline®, and Weatherguard for greenhouses. JCC uses contract manufacturers to manufacture these products. Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer. Primary customers are home centers, eCommerce partners, on-line direct consumers as well as other retailers.

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

RESULTS OF OPERATIONS

The strong growth in sales recorded in Q1 of fiscal 2022 continued in the second quarter, with sales increasing by 34% over the second quarter of fiscal 2021, and by 30% over the first six months of fiscal 2022. However, continuing supply chain issues and other inflationary pressures, including higher raw material prices, contributed to significant increases in the cost of goods sold, which rose by 36% in the second quarter and by 39% for the six month period. These costs remain high entering into the 3rd quarter. Shipping costs, both from China and within the US, have continued to increase. Historically, the Company has contracted the majority of its anticipated ocean container volume in advance at fixed prices. Due to the uncertainty of shipping and container availability, ocean carriers are now entering into fewer advanced contracts which will require us to purchase a growing number of container space on the spot market, which could result in higher costs and longer delivery times. COVID related supply chain interruptions continue to occur within China, which are also contributing to higher costs and some inconsistent shipments. These supply chain issues have led management to investigate broader sourcing of certain products to mitigate risk going forward.

We have been working to reduce the impact from these higher costs and logistical issues as much as possible. We have intentionally continued to build inventory ahead of our traditionally busy Spring and Summer season. This will allow us to meet the anticipated inventory build from our retail customers during the 3rd quarter. It also allows us to receive certain high demand products ahead of already announced price increases from suppliers and shippers while mitigating the risks of shipping and supply chain disruptions and potential new COVID outbreaks. This has again resulted in higher than usual inventory levels at the end of the second quarter which required higher cash outlays primarily funded through our bank line of credit. As of February 28th, we have borrowed $9.5 million on our $10 million credit line. Our cash flow models anticipate the level of orders and timing of receipts will allow us to begin to repay the borrowing under the line in the third quarter.

Gross margins improved in the second quarter of 2022 compared to Q1. Management is monitoring our costs and optimizing our selling prices in line with rising costs. However, selling price increases for our products may continue to lag any future increases in our product and operating costs, which may further compress our margins. Our current financial results were negatively impacted by a $300,000 accrual for expected costs related to an offer to settle a case brought by an association of California District Attorneys. This case related to their ongoing investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company’s, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. A number of major retailers have already settled their portion of the case. We have accrued $300,000 for possible settlement costs. The Company has proactively solicited feedback from the District Attorneys regarding new packaging and marketing materials for our dog waste bags to help ensure legal compliance for future sales of our products within California.

The higher level of sales recorded in the first six months of 2022 reflects the success of our current sales and marketing strategy. We intend to continue to develop new products, particularly those that complement and expand our existing product lines, and we may also seek to acquire products that conform to this strategy. The launch of several important new products that were planned for calendar 2021, but were delayed due to the supply chain issues, are now planned to roll out in the second half of fiscal 2022.

We continue to strategically invest in our facilities, personnel, and equipment. The 4th phase of our capital improvement and expansion projects was completed in the second quarter of fiscal 2022. These projects have significantly increased and improved functionality of our office space. Our next expansion will be to renovate an existing warehouse building for both custom order fulfilment and to support our growing fence business. We are hiring new employees to fill important skilled specialty roles to improve our efficiency and expand customer engagement and service. New investments have been made in technology improvements, including Electronic Data Interchange (EDI) and customer order automation. The website continues to improve in line with our omnichannel commitment offering enhanced accessibility, functionality and modernized investor relations and contact sections. Additionally, we have implemented easier navigation of our increased product selection displayed with a more unified brand presentation within a new eCommerce interface.

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

Mitch Van Domelen is a Certified Public Accountant who joined Jewett-Cameron in July 2017 as Controller. Mr. Van Domelen has extensive experience in finance and financial reporting for both public and private companies. Prior to joining Jewett-Cameron, he served as Controller for a national beverage brand where he managed the financial processes and full-cycle accounting for the company and its nine brewpub locations. From 2007 to 2012 he worked in public accounting at a large regional public accounting firm in Lake Oswego, Oregon, auditing both public and private companies. From 2005 to 2007, he served as a Sarbanes-Oxley (SOX) compliance consultant for SEC registrants in the Portland metro area, testing their compliance in both US and International regions. He holds a bachelor's degree in Business Administration from Southern Oregon University. He is a licensed CPA in the State of Oregon and is a member of the Oregon Society of CPA's.

In response to the COVID-19 pandemic, the State of Oregon originally lifted all of its mask and social distancing requirements in June 2021. However, as a response to the surge in COVID-19 infections, indoor masking requirements for businesses were reinstituted in August 2021 and remained in effect until the State of Oregon lifted the indoor masking mandate on March 11, 2022. The Company remains vigilant in regard to the COVID virus and its variants. It is critical to our continuing operations that we do all we can to protect and retain our workforce if and when they might experience exposure to the virus. If any employees working at headquarters or in the warehouse facilities contract the virus, the Company could be forced to curtail those operations, including product shipments, for the required period to thoroughly clean and sanitize the facility without human exposure, which could result in delayed or lost revenue, and increased costs. To date, we have not had any incidents of transmissions within the confines of our facilities due to our clear and consistent protocols during the restrictive period, as well as our employees’ remarkable support of our procedures which has been critical to our success in keeping our workplace safe and running. This has directly led to our ability to retain our workforce through these challenging times as well as create an environment in which people feel safe. The assistance of the PPP program provided us the ability to assist sound employee decisions when they either felt they had an external exposure or perhaps even tested positive due to such external exposure. The loans the Company received under the Paycheck Protection Program were essential in supporting the Company’s ability to operate without interruption during the crisis and retain 100% of its workforce. All of the borrowed funds were spent on qualifying employee payroll expenses, and the Company’s loans were fully forgiven by the SBA in April 2021.

The outlook for the remainder of fiscal 2022 remains uncertain. Although our sales trends entering the third quarter are encouraging, the ongoing supply chain, international shipping and logistic issues may continue to compromise our ability to receive inventory from China and fully fulfill our customers’ orders in a timely manner. We have deliberately increased our inventory levels to try to mitigate these risks and any additional risks from the worldwide emerging variants of COVID. Entering the 3rd quarter, we intentionally have more months of inventory on hand of our highest value products than in a typical year.  Inflation, particularly in the form of higher raw material costs combined with higher shipping costs, is expected to remain an issue going forward. These costs may increase faster than we are able raise our selling prices to our customers, which would continue to pressure our margins for the remainder of the fiscal year.

Three Months Ended February 28, 2022 and 2021

For the three months ended February 28, 2022, sales were $14,060,751, which is an increase of $3,600,396, or 34%, from sales of $10,460,355 for the three months ended February 28, 2021.

Sales at JCC were $12,357,478 for the three months ended February 28, 2022 compared to sales of $8,893,322 for the three months ended February 28, 2021. This represents an increase of $3,464,156, or 39%. Consumer demand for fencing and pet products remains strong. Sales during the current quarter were also boosted by fulfilment of backorders originally caused by shipment delays in prior periods. At the end of the second quarter, backorders totaled $329,000. Margins have been compressed by higher raw material and shipping costs, but the Company has been able to successfully raise its selling prices and pass through some of these higher costs to its customers. Operating profit for the current quarter was $129,841 compared to an operating loss of ($53,164) for the quarter ended February 28, 2021. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood rose to $585,559 from sales of $520,593 for the three months ended February 28, 2021, which is an increase of $64,966, or 12%. Greenwood’s sales have been heavily impacted by the COVID-19 shutdowns, as many of their products are sold to municipalities and larger transit operators. For the three months ended February 28, 2022, Greenwood had an operating loss of ($26,003) compared to an operating loss of ($21,240) for the three months ended February 28, 2021.

Sales at JCSC were $1,117,714 compared to sales of $1,046,439 for the three months ended February 28, 2021, which was an increase of $71,275, or 7%. The historic heat wave across the Pacific Northwest during the summer of 2021 damaged many crops and reduced harvested yields which has decreased demand for the Company’s seed cleaning services. Operating loss at JCSC for the quarter ended February 28, 2022 was ($20,398) compared to an operating profit of $1,915 for the quarter ended February 28, 2021.

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 28, 2022, JC USA had an operating profit of $284,681 compared to an operating loss of ($8,370) for the quarter ended February 28, 2021. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended February 28, 2022 was 24.4% compared to 25.0% for the three months ended February 28, 2021. The decline was primarily due to higher sales of lower margin wood products and higher raw material and shipping costs in the current quarter.

Operating expenses increased by $52,749 to $2,727,487 compared to expenses of $2,674,738 for the three months ended February 28, 2021. Selling, General and Administrative Expenses declined to $684,116 from $895,974. Wages and Employee Benefits increased to $1,959,300 from $1,723,474 as the Company added additional staff to support its new sales and marketing initiatives and roll-out of new products. Depreciation and Amortization increased to $84,071 from $55,290. Other income in the current quarter was $2,000, and interest expense related to the Company’s Bank Line of Credit was $30,620. In the current quarter, the Company also accrued $300,000 for the settlement of claims brought by the Association of California District Attorneys regarding the labeling and marketing of the Company’s dog waste bags.

Income tax expense for the three month period ended February 28, 2022 was ($98,300) compared to a recovery of $6,998 for the quarter ended February 28, 2021. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net profit for the quarter ended February 28, 2022 was $269,820, or $0.08 per basic and diluted share, compared to net loss of ($53,164), or ($0.02) per basic and diluted share, for the quarter ended February 28, 2021.

Six Months Ended February 28, 2022 and February 28, 2021

For the six months ended February 28, 2022 sales increased by $6,201,836, or 30%, to $26,978,475 from sales of $20,776,639 recorded in the six month period ended February 28, 2021.

Sales at JCC were $24,203,362 for the six months ended February 28, 2022 compared to sales of $17,822,958 for the six months ended February 28, 2021, which was an increase of $6,380,404, or 36%. The increase in sales is primarily due to higher demand for fencing and pet products. The Company has also successfully raised its selling prices on many products in the current period. Operating loss at JCC for the current six month period was ($569,856) compared to an operating profit of $487,741 for the six months ended February 28, 2021. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,119,670 for the six months ended February 28, 2022 compared to sales of $1,245,346 for the six months ended February 28, 2021. This represents a decrease of $125,676, or 10%. Greenwood’s sales have been heavily impacted by the COVID-19 shutdowns, as many of their products are sold to municipalities and larger transit operators. Greenwood is currently introducing new products to both existing and new customers. Management is also actively seeking new brokers to both open new sales channels and broaden its customer base, particularly in the housing and construction sectors. For the six months ended February 28, 2022, Greenwood had an operating profit of $43,956 compared to an operating loss of ($36,464) for the six months ended February 28, 2021.

Sales at JCSC for the six months ended February 28, 2022 were $1,655,443 compared to sales of $1,708,335 for the six months ended February 28, 2021. This represents a decrease of $52,892, or 3%. Management continues to refocus JCSC to better provide local growers with cleaning, seed brokering and sales services. However, the historic heat wave across the Pacific Northwest during the summer of 2021 damaged many crops and reduced harvested yields, creating an industry-wide supply shortage. For the six months ended February 28, 2022, JCSC had an operating loss of ($121,748) compared to operating income of $51,405 for the six months ended February 28, 2021, as higher equipment and property maintenance expenses contributed to the operating loss in the current period.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $531,321 for the six months ended February 28, 2022 compared to income of $63,939 for the six months ended February 28, 2021. The results of JC USA are eliminated on consolidation.

Gross margin for the six month period ended February 28, 2022 was 21.8% compared to 26.8% for the six months ended February 28, 2021. The lower margin in the current period was primarily due to higher sales of lower margin wood products and higher raw material and shipping costs.

Operating expenses for the six months ended February 28, 2022 were $5,659,530 compared to $5,013,854 for the six month period ended February 28, 2021. Selling, General and Administrative Expenses increased to $1,672,403 from $1,590,603. Wages and Employee Benefits increased to $3,833,418 from $3,317,433 as the Company added additional staff. Depreciation and Amortization increased to $153,709 from $105,818 for the six months ended February 28, 2021. Other items in the current six month period include other income of $5,000 as a portion of the parking area at JCS was formerly rented to an unrelated company for $1,000 per month through January 2022. Interest expense on the Bank Line of Credit was $50,896. The Company also accrued $300,000 for the settlement of claims brought by the Association of California District Attorneys regarding the labeling and marketing of the Company’s dog waste bags.

Income tax expense for the six months ended February 28, 2022 was $4,985 compared to expense of $131,258 for the six months ended February 28, 2021. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the six months ended February 28, 2022 was ($121,322), or ($0.03) per basic and diluted share, compared to net income of $435,363, or $0.12 per basic and diluted share, for the six months ended February 28, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2022, the Company had working capital of $18,174,194 compared to working capital of $19,073,194 as of August 31, 2021, a decrease of $899,000. Cash and cash equivalents totaled $899,055, a decrease of $285,258 from cash of $1,184,313. Accounts receivable rose to $9,137,254 from $7,086,503 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $4,238,783 to $18,630,148 from $14,391,365 as additional inventory was stocked in preparation of the Company’s historically busier Spring and Summer seasons. Prepaid expenses, which is largely related to down payments for future inventory purchases, increased by $254,073. Prepaid income taxes rose to $258,205 from $252,958. Deferred tax liability increased slightly to $125,834 from $116,945.

Current liabilities increased to $13,239,100 from $6,147,765, with most of the increase due to the additional draw of $6,500,000 from the Company’s bank line of credit to $9,500,000 as of February 28, 2022 from $3,000,000 as of August 31, 2021. Accounts payable rose to $1,660,664 from $1,349,677, and accrued liabilities increased to $2,078,436 from $1,798,088, including the accrual of $300,000 in the current period for the anticipated settlement of claims related to the Company’s dog waste bag sales in California.

As of February 28, 2022, accounts receivable and inventory represented 88% of current assets and 77% of total assets. As of February 28, 2021, accounts receivable and inventory represented 76% of current assets and 65% of total assets. For the three months ended February 28, 2022, the accounts receivable collection period, or DSO, was 58 compared to 44 for the three months ended February 28, 2021. For the six month period ended February 28, 2022, the DSO was 61 compared to 44 for the six months ended February 28, 2021. Inventory turnover for the three months ended February 28, 2022 was 154 days compared to 112 days for the three months ended February 28, 2021. For the six months ended February 28, 2022, inventory turnover was 143 days compared to 115 days for the six months ended February 28, 2021.

External sources of liquidity include a Line of Credit from U.S. Bank of $10,000,000. As of February 28, 2022, the Company had a borrowing balance of $9,500,000, leaving $500,000 available. Borrowing under the Line of Credit is secured by an assignment of accounts receivable and inventory. The interest rate is calculated solely on the one month LIBOR rate plus 175 basis points. As of February 28th, the one month LIBOR rate plus 175 basis points was 1.83% (0.08% + 1.75%). Due to the worldwide banking industry’s phasing out LIBOR, the interest rate computation formula has been changed as of March 1, 2022 from LIBOR to the one-month Secured Overnight Financing Rate (SOFR), plus 157 basis points. The new formula is not expected to result in any significant change to the interest rate, which as of March 1, 2022 was calculated as 1.62% (0.05% + 1.57%). The line of credit has certain financial covenants. The Company is in compliance with these covenants.

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

The Company has historically used a portion of its excess cash to repurchase and cancel common shares. No common shares were repurchased during the first six months of fiscal 2022 ended February 28, 2022. During the first quarter of fiscal 2022, the Company issued 3,681 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed price of $10.70 per share.

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the Bank Line of Credit, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the remainder of fiscal 2022.

OTHER MATTERS

Inflation

Inflation did not have a material impact during fiscal 2020. Beginning in fiscal 2021, a number of product costs increased substantially, including raw materials, energy, and transportation/logistical related costs.

These higher costs have negatively affected the Company’s gross margins in the shorter term. Typically, the Company passes cost increases on to the customer, and is currently raising its product prices as much as the market will bear. Retailers are currently more receptive to such increases than in the past due to a mutual understanding of the current inflationary environment and the objective reasons for such. Since the ability of the Company to pass through all of the current increase in its product costs to its customers are somewhat limited and occur after such costs are first incurred, management expects that its gross margins will remain under pressure for the remainder of fiscal 2022.

Environmental, Social and Corporate Governance (ESG)

Jewett-Cameron endeavors to be a good steward and provide sustainable products with a positive impact. We strive to operate and grow in a way that honors our environment and relationships for the long term. This also aligns with one of our three value pillars: stewardship.

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

Active products and designs utilize recycled content, plant-based material, or elimination of unnecessary components (such as a wasteful inner core for poop bag rolls) to enhance recycling and reduce greenhouse gas emissions in production. This includes the recently introduced dog waste bag which is a plant-based product that is less reliant on fossil fuels used in traditional plastic bags. We also dedicate a percentage of sales to organizations dedicated to improving the environment.

Social

Our social responsibilities include cultural standards of operations and values which we establish in conjunction with our employees. We regularly provide employees with a corporate engagement survey to benchmark their engagement, satisfaction, and ideas for change. We support educational programs that build the future workforce through active participation in regional and statewide organizations, including the CTE/STEM Employer Coalition and assisting teachers to connect traditional school subjects to practical job site applications. The Company also actively participates in the local community, supported by a Corporate Charitable Giving Charter. We are committed to devoting resources to enhance the accessibility of our corporate website and have upgraded the website to improve accessibility and operability for users, including persons with disabilities.

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

Business Risks

This quarterly report includes “forward–looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this section contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 3,290 shares for the six months ended February 28, 2022. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 28, 2022, our top ten customers represented 79% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $10,000,000, of which $500,000 is available. We are currently in compliance with the requirements of our existing line of credit. If we lost access to this credit it could become impossible to pay some of our creditors on a timely basis.

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2022. However, the Company is exposed to interest rate risk.

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

A consortium of California District Attorneys has contacted the Company in regard to possible liabilities related to environmental labeling of its plant-based Lucky Dog Poop Bags previously sold in the State of California. The Company has since modified its product marketing statements in response to their concerns, and during the period ended February 28, 2022, and has accrued $300,000 in anticipation of a settlement.

The Company does not know of any other material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any other material proceeding or pending litigation. The Company knows of no other active or pending proceedings against anyone that might materially adversely affect an interest of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3.	Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.	Mine Safety Disclosures

---No Disclosure Required---

Item 5.	Other Information

---No Disclosure Required---

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation
-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-
3.2	Articles of Incorporation of Jewett-Cameron Company.
-= Filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014 =-
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 14, 2022	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: April 14, 2022	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer