Form 10-Q
period 2022-05-31
JEWETT CAMERON TRADING CO LTD
filed 2022-07-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,492,842 common shares as of July 14, 2022.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2022

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2022	August 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$2,130,450	$1,184,313
Accounts receivable, net of allowance of $Nil (August 31, 2021 - $0)	8,271,856	7,086,503
Inventory, net of allowance of $250,000 (August 31, 2021 - $250,000) (note 3)	19,898,803	14,391,365
Prepaid expenses	2,257,576	2,305,820
Prepaid income taxes	3,876	252,958

Total current assets	32,562,561	25,220,959

Property, plant and equipment, net (note 4)	4,661,706	3,886,543

Intangible assets, net (note 5)	30,092	30,897

Total assets	$37,254,359	$29,138,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,794,717	$1,349,677
Bank indebtedness (note 7)	9,000,000	3,000,000
Accrued liabilities	2,045,281	1,798,088

Total current liabilities	12,839,998	6,147,765

Deferred tax liability (note 6)	128,497	116,945

Total liabilities	12,968,495	6,264,710

Stockholders’ equity
Capital stock (note 9, 10)
Authorized
21,567,564 common shares, no par value
10,000,000 preferred shares, no par value
Issued
3,492,842 common shares (August 31, 2021 –3,489,161)	824,039	823,171
Additional paid-in capital	725,729	687,211
Retained earnings	22,736,096	21,363,307

Total stockholders’ equity	24,285,864	22,873,689

Total liabilities and stockholders’ equity	$37,254,359	$29,138,399

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2022	2021	2022	2021

SALES	$20,922,190	$21,619,952	$47,900,665	$42,396,591

COST OF SALES	15,569,380	16,037,702	36,658,766	31,239,866

GROSS PROFIT	5,352,810	5,582,250	11,241,899	11,156,725

OPERATING EXPENSES
Selling, general and administrative expenses	1,125,692	966,298	2,798,094	2,556,902
Depreciation and amortization	83,291	69,353	237,001	175,171
Wages and employee benefits	2,124,183	1,908,588	5,957,601	5,226,021

Total Operating Expenses	3,333,166	2,944,239	8,992,696	7,958,094

Income from operations	2,019,644	2,638,011	2,249,203	3,198,631

OTHER ITEMS
Other income	903	3,000	(294,097)	9,000
Interest expense	(47,972)	(9,283)	(98,868)	(9,283)
Gain on extinguishment of debt	—	687,387	—	687,387
Total other items	(47,069)	681,104	(392,965)	687,104

Income before income taxes	1,972,575	3,319,115	1,856,238	3,885,735

Income tax expense	(478,464)	(904,638)	(483,449)	(1,035,896)

Net income	$1,494,111	$2,414,477	$1,372,789	$2,849,839

Basic earnings per common share	$0.43	$0.69	$0.39	$0.82

Diluted earnings per common share	$0.43	$0.69	$0.39	$0.82

Weighted average number of common shares outstanding:
Basic	3,492,842	3,489,161	3,492,266	3,485,525
Diluted	3,492,842	3,489,161	3,492,266	3,485,525

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
Balance at August 31, 2020	3,481,162	$821,284	$618,707	$17,908,354	$19,348,345

Shares issued pursuant to compensation plans (note 10)	7,999	1,887	68,504	—	70,391
Net income	—	—	—	2,849,839	2,849,839

Balance at May 31, 2021	3,489,161	$823,171	$687,211	$20,758,193	$22,268,575

Net income	—	—	—	605,114	605,114

Balance at August 31, 2021	3,489,161	$823,171	$687,211	$21,363,307	$22,873,689

Shares issued pursuant to compensation plans (note 10)	3,681	868	38,518	—	39,386
Net income	—	—	—	1,372,789	1,372,789

Balance at May 31, 2022	3,492,842	$824,039	$725,729	$22,736,096	$24,285,864

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,372,789	$2,849,839
Items not involving an outlay of cash:
Depreciation and amortization	237,001	175,171
Stock-based compensation expense	39,386	70,391
Gain on extinguishment of debt	—	(680,707)
Deferred income tax expense	11,552	(57,768)

Changes in non-cash working capital items:
(Increase) in accounts receivable	(1,185,353)	(4,776,635)
(Increase) decrease in inventory	(5,507,438)	1,430,506
Decrease (increase) in prepaid expenses	48,244	(1,544,728)
Decrease in prepaid income taxes	249,082	—
Increase in accounts payable and accrued liabilities	692,233	736,595
Increase in income taxes payable	—	189,594

Net cash (used in) provided by operating activities	(4,042,504)	(1,607,742)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,011,359)	(1,019,259)

Net cash provided by (used in) investing activities	(1,011,359)	(1,019,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	6,000,000	996,010

Net cash provided by (used in) financing activities	6,000,000	996,010

Net increase (decrease) in cash	946,137	(1,630,991)

Cash, beginning of period	1,184,313	3,801,037

Cash, end of period	$2,130,450	$2,170,046

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2022

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, affected the Company’s operations including delays in inventory production and shipping, a change of product mix based on customer demand to fencing, pet and DIY products, an increase in demand from online sales channels, and costs associated with compliance with COVID control protocols. The Company’s operations, including inventory production and sales, have been excluded from business restrictions within the jurisdictions that the Company operates. However, due to the continued transmission and uncertainty surrounding COVID, it is not possible to predict the impact that COVID may have on the Company’s business, financial position, and operating results in the future. In addition, it is possible that estimates in the Company’s consolidated financial statements will change in the near term as a result of COVID and the effect of any such changes could be material, which could result in, among other things valuation of inventory and collectability of accounts receivable. The Company continues to closely monitor the impact of the pandemic on all aspects of its business.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2022, cash and cash equivalents were $2,130,450 compared to $1,184,313 at August 31, 2021.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The (loss) earnings per share data for the three and nine month periods ended May 31, 2022 and 2021 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,
	2022	2021	2022	2021

Net income	$1,494,111	$2,414,477	$1,372,789	$2,849,839

Basic weighted average number of common shares outstanding	3,492,842	3,489,161	3,492,266	3,485,525

Effect of dilutive securities
Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	$3,492,842	$3,489,161	$3,492,266	$3,485,525

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

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of May 31, 2022 and August 31, 2021 follows:

	May 31, 2022		August 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$2,130,450	$2,130,450	$1,184,313	$1,184,313
Accounts receivable, net of allowance	8,271,856	8,271,856	7,086,503	7,086,503
Accounts payable and accrued liabilities	3,839,998	3,839,998	3,147,765	3,147,765
Bank Indebtedness	9,000,000	9,000,000	3,000,000	3,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,130,450	$2,130,450	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

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

3.	INVENTORY

A summary of inventory is as follows:

	May 31, 2022	August 31, 2021

Wood products and metal products	$19,512,100	$14,257,609
Agricultural seed products	386,703	133,756

Inventory Net	$19,898,803	$14,391,365

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2022	August 31, 2021

Office equipment	$635,818	$551,569
Warehouse equipment	1,490,384	1,385,330
Buildings	5,934,185	5,112,129
Land	559,065	559,065
Property, Plant and Equipment, Gross	8,619,452	7,608,093

Accumulated depreciation	(3,957,746)	(3,721,550)

Net book value	$4,661,706	$3,886,543

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

5.	INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2022	August 31 2021

Intangible assets	47,160	47,160

Accumulated amortization	(17,068)	(16,263)

Net book value	$30,092	$30,897

6.	DEFERRED INCOME TAXES

Deferred income tax liability as of May 31, 2022 of $128,497 (August 31, 2021 - $116,945) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.	BANK INDEBTEDNESS

Bank indebtedness under the Company’s $10,000,000 line of credit as of May 31, 2022 was $9,000,000 (August 31, 2021 - $3,000,000). The Line of Credit was increased during the current nine-month period from $5,000,000 to $10,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of May 31, 2022 was 2.36% (0.79% + 1.57%).

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of May 31, 2022, the maximum number of shares available to be issued under the Plan was 34,928.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

11.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the nine-month periods ended May 31, 2022 and 2021, the 401(k) compensation expense was $426,436 and $393,218, respectively.

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

Following is a summary of segmented information for the nine-month periods ended May 31, 2022 and 2021.

	2022	2021

Sales to unaffiliated customers:
Industrial wood products	$1,690,262	$1,883,064
Lawn, garden, pet and other	43,978,959	37,843,378
Seed processing and sales	2,231,444	2,670,149
	$47,900,665	$42,396,591

Income (loss) before income taxes:
Industrial wood products	$8,823	$(46,258)
Lawn, garden, pet and other	1,499,053	3,592,546
Seed processing and sales	(238,387)	94,339
Corporate and administrative	586,749	245,108
	$1,856,238	$3,885,735

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

12.	SEGMENT INFORMATION (cont’d…)

	2022	2021

Identifiable assets:
Industrial wood products	$669,301	$701,021
Lawn, garden, pet and other	28,754,441	19,205,736
Seed processing and sales	474,038	793,392
Corporate and administrative	7,356,579	6,681,766
	$37,254,359	$27,381,915

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	29,385	29,335
Seed processing and sales	4,761	4,761
Corporate and administrative	202,855	141,075
	$237,001	$175,171

Capital expenditures:
Industrial wood products	$—	$—
Lawn, garden, pet and other	—	—
Seed processing and sales	—	—
Corporate and administrative	1,011,359	942,188
	$1,011,359	$942,188

Interest expense:	$98,868	$—

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine-months ended May 31, 2022 and 2021:

	2022	2021

Sales	$25,309,216	$22,279,565

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine-months ended May 31, 2022 and 2021:

	2022	2021

United States	$45,945,594	$40,698,374
Canada	879,929	1,197,681
Mexico / Latin America / Caribbean	766,147	181,168
Europe	76,247	171,254
Asia/Pacific	232,748	148,114

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2022 and 2021.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2022 (Unaudited)

13.	RISKS

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

At May 31, 2022, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 54%. At May 31, 2021, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 59%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2022, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $21,313,695. For the nine months ended May 31, 2021, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $14,782,935.

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2022 and 2021 are summarized as follows:

	2022	2021

Cash paid during the periods for:
Interest	$98,868	$—
Income taxes	$227,685	$338,746

There were no non-cash investing or financing activities during the periods presented.

15.	CONTINGENCY

a)	An association of District Attorneys in the State of California contacted the Company in regards to their investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company's, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. The Company expects a final settlement will be filed in June 2022, and has accrued a charge in the current period of $300,000 towards the anticipated settlement.

b)	The Company is a named party in a Civil Action in Pennsylvania. The matter is an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company is currently one of three named Defendants. A trial date has not been set at this time. At the present time it is speculative to predict as to its outcome. It is the Company’s intention to vigorously defend the lawsuit. The Company’s applicable liability insurer is providing a defense covering the Company’s legal fees and costs.

c)	The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. Arbitration is scheduled to commence during the 4th quarter of calendar 2022. While the company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome.

16.	SUBSEQUENT EVENTS

a)	In June 2022, the Company repaid $1,000,000 borrowed under the Company’s Bank Line of Credit, which leaves a balance of $8,000,000 with $2,000,000 of the Line available.

b)	A final settlement with the association of District Attorneys in the State of over the environmental labeling and marketing of dog waste bags was reached in June 2022. The Company has agreed to pay the previously accrued $300,000 as a fine over a four-month period with no admission of guilt by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2022 and August 31, 2021 and its results of operations and cash flows for the three and nine month periods ended May 31, 2022 and 2021 in accordance with U.S. GAAP. Operating results for the three and nine month periods ended May 31, 2022 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2022. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

RESULTS OF OPERATIONS

Sales in the third quarter of fiscal 2022 declined 3% from the same quarter of fiscal 2021, as sales at Greenwood fell by 11% and sales at JCS were down 40%. Even with the slight decline in Q3, our strong sales growth in the first six months of fiscal 2022 resulted in a 13% increase in sales for the current nine-month period compared to the same period in fiscal 2021. Our margins continue to be constrained by inflationary pressures, particularly higher raw material and energy prices, and higher shipping rates, both internationally and within the US. Gross margin slipped to 23.5% for the current nine months from 26.3% in the year-ago period.

Inflation is showing no signs of abating in the short-term. Near-record energy prices are forcing logistical related costs upwards. Ocean container contracts recently reset with higher prices in May and availability of spot containers remains historically tight. COVID outbreaks and government mandated closures in China continue to occur, which have led to supply disruptions and higher costs. In response, we have been able to successfully raise our selling prices and pass through some of these higher costs to our customers. However, the still rising rate of inflation has resulted in many of our product’s selling prices continuing to lag product costs which will continue to restrain our margins in the near-term.

We have continued our efforts to mitigate these effects from inflation and supply chain disruptions as much as possible. Prior to the start of our fiscal 3rd quarter, which is the traditional start of our busy Spring and Summer season, we made a decision to build our inventory, particularly in our highest volume items. It allowed us to mitigate the risks of shipping and supply chain disruptions and ship products from China ahead of already announced price increases from both suppliers and shippers. This strategy was successful, as it reduced some of our product costs while ensuring high product availability and on-time fulfillment rates during our busy 3rd quarter. As we sell through our busy season, our on-site inventory position has declined from $10.5 million in February to $8.2 million in June.

Our inventory strategy did require higher cash outlays primarily funded through our bank line of credit, which we have begun repaying as inventory is sold and accounts receivable are collected. We have also signed new shipping contracts to lock in as much ocean container capacity at fixed rates, while also modifying our containerization of products to maximize the available space and minimize the increased costs. These supply chain issues and higher shipping costs, combined with tariff issues, have led management to investigate the broader sourcing of our raw materials and certain finished products.

Our current financial results were negatively affected by the accrual in the second quarter of $300,000 for anticipated costs related to an offer to settle a case brought by an association of California District Attorneys. This case related to their ongoing investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company’s, as biodegradable or compostable were misleading due to the lack of industrial composting facilities that accept dog waste. A number of major retailers have already settled their portion of the case. In June 2022, we agreed to settle for only the previously accrued $300,000 payment with no admission of guilt by the Company. In response to the case, we have redesigned our packaging and marketing materials for the poop bags which included feedback from the District Attorneys to help ensure legal compliance for our future sales of the products within California. We have moved forward with the lessons learned from the issue. Sales with the new packaging have resumed throughout the US and are selling well through both retailers and online which demonstrates the consumer’s desire for these types of new products. In June, we placed a new order with our bag supplier to restock our inventory.

The worldwide supply chain issues have slowed our planned introductions of several new products, but we remain committed to either develop or acquire new products, particularly those that complement and expand our existing product lines. We also are strategically investing in our facilities, equipment, and personnel. The renovation of an existing warehouse building for both custom order fulfilment and to support our growing fence business is expected to be completed during the 4th fiscal quarter. The website has been upgraded in line with our omnichannel commitment offering enhanced accessibility, functionality and modernized investor relations and contact sections. We have also implemented easier navigation of our increased product selection displayed with a more unified brand presentation within a new eCommerce interface.

In response to the COVID-19 pandemic, the State of Oregon originally lifted all of its mask and social distancing requirements in June 2021. However, as a response to the surge in COVID-19 infections, indoor masking requirements for businesses were reinstituted in August 2021 and remained in effect until the State of Oregon lifted the indoor masking mandate on March 11, 2022. The Company remains vigilant in regard to the Coronavirus and its variants. To date, we have not had any incidents of transmissions within the confines of our facilities due to our clear and consistent protocols during the restrictive period, as well as our employees’ remarkable support of our procedures which has been critical to our success in keeping our workplace safe and running. This has directly led to our ability to retain our workforce through these challenging times as well as create an environment in which people feel safe. The assistance of the PPP program provided us the ability to assist sound employee decisions when they either felt they had an external exposure or perhaps even tested positive due to such external exposure. The loans the Company received under the Paycheck Protection Program were essential in supporting the Company’s ability to operate without interruption during the crisis and retain 100% of its workforce. All of the borrowed funds were spent on qualifying employee payroll expenses, and the Company’s loans were fully forgiven by the SBA in April 2021.

The outlook for the remainder of fiscal 2022 remains uncertain. Inflation, particularly in the form of higher raw material costs combined with higher shipping costs, is expected to remain an issue going forward. Although the consumer sectors of home improvement and pet supplies in which the Company operates are historically somewhat resistant to declines in consumer spending resulting from inflation compared to many other sectors, they are certainly not immune. The sudden increase in energy prices to near-record highs has severely restrained consumers’ available discretionary income. This has negatively affected their willingness to spend money on non-critical items as reflected in the recent significant decline in the US Index of Consumer Sentiment, which may limit our ability to grow our sales in the near-term. These costs may also increase faster than we are able raise our selling prices to our customers, which would continue to pressure our margins for the remainder of the fiscal year and into fiscal 2023.

Three Months Ended May 31, 2022 and May 31, 2021

For the three months ended May 31, 2022, sales totaled $20,922,190 compared to sales of $21,619,952 for the three months ended May 31, 2021, which is a decrease of $697,762, or 3%.

Sales at JCC for the current quarter were down 1% to $19,775,597 from sales of $20,020,420 for the three months ended May 31, 2021. The historic volatility in lumber prices has dampened consumer demand, and some poop bag sales were delayed due to the switch to new product packaging required by the potential settlement in California over the previous packaging. We have also replaced some of our existing pet product lines with newer models, which resulted in some slower sales in the quarter during the transition. Margins continue to be pressured by higher raw material, energy and shipping costs. Operating profit for JCC in the current quarter was $2,068,910 compared to income of $3,104,805 for the quarter ended May 31, 2021.

Sales at Greenwood for the quarter were $570,592 compared to sales of $637,718 for the three months ended May 31, 2021, which was a decrease of $67,126, or 11%. Demand for Greenwood’s products from governments and transit operators remains weak due to the impacts of the COVID-19 pandemic as well as customer production delays due to continued supply chain delivery issues. During the current quarter, a new trader was hired to help grow sales and introduce new products to new customers, including those in the housing and construction sectors. For the three months ended May 31, 2022, Greenwood had an operating loss of ($35,123) compared to an operating loss of ($9,794) for the three months ended May 31, 2021.

Sales at JCSC were $576,001 compared to sales of $961,814 for the three months ended May 31, 2021. This is a decrease of $385,813, or 40%. The historic heat wave across the Pacific Northwest during the summer of 2021 damaged many crops and reduced harvested yields which has decreased demand for the Company’s seed cleaning services. There has also been delays in shipping certain grass seed orders to China due to their COVID related border shutdowns. For the quarter ended May 31, 2022, JCSC had an operating loss of ($116,639) compared to operating income of $42,934 for the quarter ended May 31, 2021.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2022, JC USA had operating income of $55,428 compared to operating income of $181,169 for the quarter ended May 31, 2021. The increase in operating income is largely due to higher inventory levels in the current quarter. The results of JC USA are eliminated on consolidation

Gross margin for the three months ended May 31, 2022 was 25.6% compared to 25.8% for the three months ended May 31, 2021. Significant inflationary inputs, particularly the higher costs for raw materials, energy and logistics, continue to pressure our margins.

Operating expenses increased by $388,927 to $3,333,166 from $2,944,239 for the three months ended May 31, 2021. Selling, General and Administrative rose to $1,125,692 from $966,298 as new marketing and sales programs were conducted for the Company’s recently introduced products. Wages and Employee Benefits increased to $2,124,183 from $1,908,588 as the Company increased its employee headcount compared to the prior year’s quarter. Depreciation rose to $83,291 from $69,353 as the Company added new facilities and equipment. Other income was $903, and interest expense related to the amounts borrowed on its bank line of credit were $47,973. In the comparable quarter of the prior year, the Company recorded a one-time gain related to the forgiveness of its PPP debt of $687,387.

Income tax expense for the three months ended May 31, 2022 was $478,464 compared to $904,638 for the three-month period ended May 31, 2021. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect, and the increase in taxes is consistent with the higher income for the current quarter.

Net income of the quarter ended May 31, 2022 was $1,494,111, or $0.43 per basic and diluted share. Net income for the quarter ended May 31, 2021, including the one-time gain on the extinguishment of its PPP debt of $687,387, was $2,414,477, or $0.69 per basic and diluted share.

Nine Months Ended May 31, 2022 and May 31, 2021

For the nine months ended May 31, 2022, sales totaled $47,900,665 compared to sales of $42,396,591 for the nine months ended May 31, 2021. This represents an increase of $5,504,074, or 11%.

Sales at JCC were $43,978,959 for the nine months ended May 31, 2022 compared to sales of $37,843,379 for the nine months ended May 31, 2021, which was an increase of $6,135,580, or 16%. Consumer demand for fencing and pet products has remained high, and the Company also successfully raised its selling prices on many products in the current period. Operating income at JCC was $1,499,054 compared to income of $3,592,546 for the nine months ended May 31, 2021 as higher costs, including for raw materials, energy and shipping, reduced our margins in the current period. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,690,262 compared to sales of $1,883,064 for the nine months ended May 31, 2021. This represents a decrease of $192,802, or 10%. Greenwood’s sales have been heavily impacted by COVID, as many of their products are sold to companies providing transportation vehicles to municipalities and larger transit operators. The overall demand for equipment replacement by those municipalities is and remains significantly down from pre-COVID periods. Greenwood is working to diversify its product mix and customer base. During the third quarter, a new trader was hired and will work to introduce new products and increase sales efforts in some new sectors, particularly to potential customers in the housing and construction sectors. For the nine months ended May 31, 2022, Greenwood had an operating profit of $8,823 compared to an operating loss of ($46,258) for the nine months ended May 31, 2021.

Sales at JCSC for the nine months ended May 31, 2022 were $2,231,444 compared to sales of $2,670,149 for the nine months ended May 31, 2021, which was a decrease of $438,705, or 16%. Although seed pricing is currently high, the extreme temperatures in the Pacific Northwest that occurred during last year’s growing season resulted in lower harvested yields which reduced demand for JCSC’s seed cleaning services. Typically, seed cleaning volumes increase during the 4th and 1st fiscal quarters as harvest season begins in July. There has also been delays in shipping certain grass seed orders to China during the current period due to their COVID related border shutdowns. For the nine-month period ended May 31, 2022, JCSC had an operating loss of ($238,387) compared to operating income of $94,339 for the nine months ended May 31, 2021.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $586,749 compared to income of $245,108 for the nine months ended May 31, 2021. The increase is due to the higher inventory levels in the current period as JC USA charges its subsidiaries for warehousing services. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2022 was 23.5% compared to 26.3% for the nine months ended May 31, 2021. Significantly higher costs for raw materials, energy and both international and domestic shipping were incurred in the current period. Although we have successfully raised prices where possible, these price hikes are lagging the persistent increases in our product costs.

Operating expenses rose by $1,034,602 to $8,992,696 from operating expenses of $7,958,094 for the nine months ended May 31, 2021. Selling, General and Administrative expenses increased to $2,798,094 from $2,556,902 which is commensurate with the higher level of sales in the current period. Wages and Employee Benefits increased to $5,957,601 from $5,226,021, an increase of $731,580, as the Company has hired additional personnel and increased wages in response to the broad wage inflation being experienced by most industries throughout the area and the United States as a whole. Depreciation and amortization rose to $237,001 from $175,171.

Other items resulted in a loss of ($294,097) which includes the accrual of $300,000 for the settlement of claims brought by the Association of California District Attorneys regarding the labeling and marketing of the Company’s dog waste bags, and income of $5,000 as a portion of the parking area at JCS was formerly rented to an unrelated company for $1,000 per month through January 2022. Interest expense related to the Company’s bank line of credit was $94,868. Other income in the prior nine-month period included a one-time gain on the extinguishment of debt of $687,387 which is the principal and accrued interest of the Company’s two SBA PPP loans which were forgiven during the period.

Income tax expense in the current nine-month period was $483,449 compared to $1,035,896 for the nine months ended May 31, 2021. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2022 was $1,372,789, or $0.39 per basic and diluted share. The net income for the nine months ended May 31, 2021, including the one-time gain on the forgiveness of the Company’s PPP loans of $687,387, was $2,849,839, or $0.82 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2022, the Company had working capital of $19,722,563 compared to working capital of $19,073,194 as of August 31, 2021, an increase of $649,369. Cash and cash equivalents totaled $2,130,450, an increase of $946,137 from cash of $1,184,313. Accounts receivable rose to $8,271,856 from $7,086,503 due to the seasonal cycle of sales to customers and the related timing of cash receipts. Inventory increased by $5,507,438 to $19,898,803 from $14,391,365 as additional inventory continues to be stocked in preparation of the Company’s historically busier Summer season and to alleviate supply chain disruptions. Prepaid expenses, which is largely related to down payments for future inventory purchases, decreased by $48,244. Prepaid income taxes fell to $3,876 from $252,958. Deferred tax liability increased slightly to $128,497 from $116,945.

Current liabilities increased to $12,839,998 from $6,147,765, with most of the increase due to the draw of an additional $6,000,000 from the Company’s bank line of credit to $9,000,000 as of May 31, 2022 from $3,000,000 as of August 31, 2021. Accounts payable rose to $1,794,717 from $1,349,677, and accrued liabilities increased to $2,045,281 from $1,798,088, including the accrual of $300,000 in the current period for the anticipated settlement of claims related to the Company’s dog waste bag sales in California. Subsequent to the end of the period, the Company finalized the settlement which requires the Company to pay the accrued $300,000 as a fine over a 4 month period with no admission of guilt by the Company.

As of May 31, 2022, accounts receivable and inventory represented 87% of current assets and 76% of total assets. As of May 31, 2021, accounts receivable and inventory represented 80% of current assets and 69% of total assets. Our accounts receivable balances have begun their usual seasonal decrease. Our customers continue to pay on-time, with almost all of our outstanding receivables classified as current. For the three months ended May 31, 2022, the accounts receivable collection period, or DSO, was 37 compared to 47 for the three months ended May 31, 2021. For the nine-month period ended May 31, 2022, the DSO was 49 compared to 70 for the nine months ended May 31, 2021. Inventory turnover for the three months ended May 31, 2022 was 112 days compared to 51 days for the three months ended May 31, 2021. For the nine months ended May 31, 2022, inventory turnover was 126 days compared to 75 days for the nine months ended May 31, 2021.

External sources of liquidity include a Line of Credit from U.S. Bank of $10,000,000. As of May 31, 2022, the Company had a borrowing balance of $9,000,000, leaving $1,000,000 available. Subsequent to the end of the 3rd fiscal quarter, we repaid an additional $1,000,000 against the Line of Credit, taking the balance to $8,000,000 with $2,000,000 of borrowing available. Borrowing under the Line of Credit is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of May 31, 2022 was 2.36% (0.79% + 1.57%). The line of credit has certain financial covenants. The Company is in compliance with these covenants.

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

The Company has historically used a portion of its excess cash to repurchase and cancel common shares. No common shares were repurchased during the first nine months of fiscal 2022 ended May 31, 2022. During the first quarter of fiscal 2022, the Company issued 3,681 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed price of $10.70 per share.

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the Bank Line of Credit, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the remainder of fiscal 2022.

OTHER MATTERS

Inflation

Inflation did not have a material impact during fiscal 2020. Beginning in fiscal 2021, a number of product costs increased substantially, including raw materials, energy, and transportation/logistical related costs. These increases have continued to rise at a faster pace during fiscal 2022, particularly in the 2nd and 3rd fiscal quarters.

These higher costs have negatively affected the Company’s gross margins in the shorter term. Typically, the Company passes cost increases on to the customer, and is currently raising its product prices as much as the market will bear. Retailers are currently more receptive to such increases than in the past due to a mutual understanding of the current inflationary environment and the objective reasons for such. Since the ability of the Company to pass through all of the current increase in its product costs to its customers are somewhat limited and occur after such costs are first incurred, management expects that its gross margins will remain under pressure for the remainder of fiscal 2022. Management is doing its best to mitigate inflation’s effects by working with suppliers and logistic partners to reduce costs as much as possible.

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

We have adopted a Trade Compliance Policy as part of our commitment to abide by all applicable professional, ethical and legal standards of conduct, including full compliance with U.S. laws and regulations that govern both domestic and international trade transactions. A full copy of this Trade Compliance Policy has been posted on our public website.

Governance

As a public company, our processes are outlined and governed by multiple regulations, including Sarbanes-Oxley. Our financial controls are mapped, executed, self-audited as well as regularly audited by outside experts as part of our annual process. We have established risk mitigations that allows for condensed reviews of risks and impacts with our systems in place. A Company IT Governance team manages our cybersecurity framework and executes our programs for both ourselves and also for parties with whom we communicate and do business.

Uyghur Forced Labor Prevention Act

The Uyghur Forced Labor Prevention Act (“UFLPA”) is a US Federal Law signed by President Biden in December 2021 which became effective on June 21, 2022. As enforced by U.S. Customs and Border Protection, the UFLPA prohibits any products that are made, mined, or manufactured, in part or in full, in China’s Xinjiang Uyghur Autonomous Region to be imported into the United States, as they are presumed to have been made with forced labor. Any imports of such goods will be detained and seized by U.S. Customs unless the importer is able to prove that these goods have not been made with forced labor. The Company has ensured that each of its suppliers is in full compliance with the law and none of its products fall under the prohibited goods clause.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 3,610 shares for the nine months ended May 31, 2022. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2022, our top ten customers represented 83% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $10,000,000, of which $2,000,000 is currently available. We are currently in compliance with the requirements of our existing line of credit. If we lost access to this credit it could become impossible to pay some of our creditors on a timely basis.

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2022. However, the Company is exposed to interest rate risk.

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

A consortium of California District Attorneys has contacted the Company in regard to possible liabilities related to environmental labeling of its plant-based Lucky Dog Poop Bags previously sold in the State of California. The Company has since modified its product marketing statements in response to their concerns, and during the period ended May 31, 2022, accrued $300,000 in anticipation of a settlement. In June 2022, a settlement was finalized which requires the Company to pay the previously accrued $300,000 as a cash fine over a four-month period with no admission of guilt by the Company.

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

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. Arbitration is tentatively scheduled to occur in December 2022. While the company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 14, 2022	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: July 14, 2022	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer