Form 10-K
period 2022-08-31
JEWETT CAMERON TRADING CO LTD
filed 2022-11-29
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-19954

JEWETT-CAMERON TRADING CO LTD

(Exact name of Registrant as Specified in Its Charter)

British Columbia, Canada	00-0000000
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

32275 NW Hillcrest, North Plains, OR, USA	97133
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 503-647-0110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2022 = $24,954,072

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 21, 2022: 3,495,342

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2022

i

PART I

Item 1. Business.

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

The Company’s operations are classified into three reportable operating segments, one discontinued segment (Industrial Tools) and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served. The segments are as follows:

•	Industrial wood products
•	Pet, Fencing and Other
•	Seed processing and sales
•	Corporate and administration

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

Total Company sales were approximately $62.9 million and $57.5 million during fiscal years ended August 31, 2022 and 2021, respectively.

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

The contact person for the Company is Chad Summers, President and CEO.

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2022 and November 21, 2022, there were 3,495,342 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Narrative Description of Business

The Company’s operations are classified into four segments: Industrial wood products; Pet, Fencing and Other; Seed processing and sales; and corporate and administration. Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the financial statements under Note 12 “Segment Information”.

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

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate™ and Fit-Right™ products, which are the gate support systems for wood, vinyl, chain link, and composite fences. Management believes the ownership of these patents results in an important competitive advantage for these and certain other products. During fiscal 2022, the Company applied for one patent (fiscal 2021 – Nil) and received no patents (2021 – Nil). A patent granted in 2018 was an update of the Adjust-a-Gate™, which will extend the protection on the Adjust-a-Gate™ products for an additional 15 years.

Backlog orders are a factor in this business as customers may place firm priced orders for products for shipments to take place three to four months in the future.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Operations are co-located in the building utilized by JCC.

Historically, a major product category has been treated plywood that was sold into the marine industry. It migrated from that segment and focused more into the transportation industry. In February 2014, due to the falling marine market, the Company sold its remaining and excess inventory related to the marine industry. Greenwood’s total sales for fiscal 2022 and 2021 were 4% and 5% respectively of total Company sales.

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

Customer Concentration

The top ten customers were responsible for 84% and 81% of total Company sales for the years ended August 31, 2022 and August 31, 2021, respectively. Also, the Company’s single largest customer was responsible for 28% and 33% of total Company sales for the years ended August 31, 2022 and August 31, 2021 respectively.

Employees

As of August 31, 2022 the Company had 75 full-time employees (August 31, 2021 – 74 full-time employees). By segment these employees were located as follows: Greenwood 1, JCC 44, JCSC 11, and JC USA 19. None of these employees are represented by unions at the Company. Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

Item 1A. Risk Factors.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The common shares also formerly traded on the Toronto Stock Exchange in Canada until the Company voluntarily delisted from the Toronto Stock Exchange on October 11, 2012. The average daily trading volume of our common stock was approximately 3,350 shares on NASDAQ for the fiscal year ended August 31, 2022. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2022 our top ten customers represented 84% of our total sales, and our single largest customer was responsible for 28% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $10 million, of which $2.4 million is available. We are currently in compliance with the requirements of our existing line of credit. If we lost this credit it could become impossible to pay some of our creditors on a timely basis.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2022. Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

Item 1B. Unresolved Staff Comments.

--- No Disclosure Necessary ---

Item 2. Properties.

The Company’s executive offices are located at 32275 NW Hillcrest Street, North Plains, OR 97133. The 5.6 acre facility, which is owned, consists of 55,250 square feet of covered space (10,000 office and 47,250 warehouse), a little over three acres of paved yard space, and was originally completed in October 1995. A 12,000 square foot warehouse expansion was completed in fiscal 2017 which the Company is using for several new product lines. In fiscal 2021, the Company completed the conversion of 2,000 square feet of older warehouse space into 4,000 square feet of office and meeting space on two levels. The facility provides office space for JC USA, including all of the Company’s executive offices, and is used as a distribution center to service the Company’s customer base for JCC and Greenwood. During fiscal 2022, the Company leased an additional 4,700 square feet of warehouse space located in North Plains.

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

Item 3. Legal Proceedings.

A consortium of California District Attorneys contacted the Company in regard to possible liabilities related to environmental labeling of its plant-based Lucky Dog Poop Bags previously sold in the State of California. The Company has since modified its product marketing statements in response to their concerns, and during the period ended May 31, 2022, accrued $300,000 in anticipation of a settlement. In June 2022, a settlement was finalized which requires the Company to pay the previously accrued $300,000 as a cash fine over a four-month period with no admission of guilt by the Company.

The Company was one of three named defendants in a Civil Action in Pennsylvania. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company’s applicable liability insurer provided the defense covering the Company’s legal fees and costs. During the fiscal year ended August 31, 2022, the case was settled within the Company’s insurance policy limits with no admission of guilt by the Company, and there were no additional costs incurred.

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

Item 4. Mine Safety Disclosures.

--- No Disclosure Necessary ---

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/22	101,800	$6.54	$5.03	$5.30

Quarterly
8/31/22	162,600	$7.09	$6.19	$6.36
5/31/22	271,500	$8.25	$5.50	$6.72
2/28/22	153,800	$9.84	$7.15	$7.98
11/30/21	254,100	$13.74	$9.02	$9.15

8/31/21	389,800	$12.00	$9.62	$10.60
5/31/21	149,300	$10.95	$9.71	$9.93
2/28/21	380,100	$10.80	$8.26	$10.56
11/30/20	386,200	$11.66	$7.23	$8.90

Annually
8/31/22	842,000	$13.74	$5.50	$6.36
8/31/21	1,305,400	$12.00	$7.23	$10.60
8/31/20	455,600	$8.78	$5.00	$7.55
8/31/19	1,318,200	$10.00	$6.23	$8.04
8/31/18	1,252,600	$8.96	$6.50	$8.68

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On October 11, 2022 there were 23 registered shareholders and 3,495,342 shares of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company has not repurchased any common shares during the years ended August 31, 2022 or August 31, 2021.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s operations are classified into three reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served. The segments are as follows:

•	Industrial wood products
•	Pet, Fencing and Other
•	Seed processing and sales
•	Corporate and administration

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2022 and fiscal 2021. (Figures are thousands of dollars except per share amounts).

	For the Year Ended August 31, 2022
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year*

Sales	$12,918	$14,061	$20,922	$15,001	$62,902
Gross profit	2,465	3,424	5,353	2,551	13,793
Net income (loss)	(391)	270	1,494	(209)	1,164
Basic earnings (loss) per share	$(0.11)	$0.08	$0.43	$(0.06)	$0.33
Diluted earnings (loss) per share	$(0.11)	$0.08	$0.43	$(0.06)	$0.33

	For the Year Ended August 31, 2021
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$10,316	$10,460	$21,620	$15,106	$57,502
Gross profit	2,963	2,612	5,582	2,990	14,147
Net income (loss)	489	(63)	2,414	615	3,455
Basic earnings per share	$0.14	$(0.02)	$0.69	$0.18	$0.99
Diluted earnings per share	$0.14	$(0.02)	$0.69	$0.18	$0.99

*	Fiscal 2022 quarterly per share earnings were calculated using weighted average number of common shares outstanding as of August 31, 2022 of 3,493,807 (2021 – 3,486,537). The sum of the quarterly earnings per share may not equal the full year earnings per share due to the use of the full year’s weighted average share figure and rounding.

RESULTS OF OPERATIONS

Fiscal 2022 was a difficult and unpredictable year. Although the challenges associated with the worldwide COVID pandemic began to fade, the recovery brought its own unique difficulties, both for the Company and our customers.

Sales for the year were $62,901,831, which was an increase of $5,400,288, or 9%, from sales of $57,501,543 in fiscal 2021. Our cost of sales, however, increased by $5,753,875, or 13%, which compressed our gross margins to 21.9% for the current year from 24.6% in fiscal 2021. These higher costs were due to large increases in raw material, energy, transportation, and freight costs during the year. We were especially affected by the soaring ocean freight costs caused by near-record high energy prices, port delays and shortages of vessels and shipping containers in the Pacific region. For example, our container shipping costs from China in the 4th quarter of fiscal 2022 were over 60% higher than we paid in the 4th quarter of fiscal 2021, and over 900% higher than we paid in fiscal 2020 and 2019. We also saw unprecedented increases in our shipping and delivery costs within the United States, and the time to both receive and deliver our goods also increased substantially.

Because of the increasing costs of shipping and uncertainty of the timing of receipt of orders from China, coupled with rising inflation, we decided at the end of the 2nd quarter to build our on-site inventory, particularly in our highest volume items. This build began prior to the start of our traditionally busiest Spring and Summer sales season in our 3rd and 4th quarters of our fiscal year. It allowed us to mitigate the risks of shipping and supply chain disruptions and ship ahead of several announced price increases from both suppliers and shippers.

This higher level of inventory lowered some of our product costs while ensuring high product availability of our most popular products and on-time fulfillment during the 3rd quarter. However, the supply issues on certain products which we experienced throughout the year worsened in the 4th quarter and reduced our anticipated level of sales. We sold out of some products entirely and lost sales while waiting for additional units to arrive from China. Due to both supplier and shipping delays, some of our seasonal products arrived late and we missed the primary sales window. Those sales could not be recouped. Several new products, which we originally planned for release in fiscal 2021 but were pushed back into 2022 due to the effects of the pandemic in China, had a slower than expected roll-out as many of our customers were also experiencing inventory issues and curtailed their orders. Our customers’ inventory issues also unexpectedly affected sales of some of our existing products, as certain retailers did not order at their usual volumes. We have now met with these customers to discuss and correct the issues to help ensure improved order volumes going forward.

During the fourth quarter we evaluated the costs of our international sales and decided that we will pause our effort to expand our sales in Europe. Our strategy of selling our products through distributors was ultimately not profitable, and we are evaluating new European sales strategies for the future. However, in the near term, we determined that the deteriorating European financial environment, which has been negatively affected by the strong US dollar, the war in Ukraine, and likely upcoming energy shortages, is not an opportune time to resume our sales efforts. Therefore, we will be liquidating the inventory we currently have located in Europe during fiscal 2023. In the 4th quarter, we recorded a $800,000 inventory allowance against our earnings, with a good portion of this allowance for the carrying value of our European inventory. We feel that there remains significant long-term potential to expand our sales internationally and remain committed to international expansion. We intend to formulate a new international growth plan, including in Europe, and will consider new sales initiatives once financial conditions improve.

Our fiscal 2022 financial results were also negatively affected by the settlement of a case brought by an association of California District Attorneys. This case related to their ongoing investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company’s, as biodegradable or compostable were misleading due to the lack of industrial composting facilities that accept dog waste. A number of major retailers also settled their portion of the case. In June 2022, we agreed to settle for a $300,000 payment with no admission of guilt by the Company. In response to the case, we have redesigned our packaging and marketing materials for the poop bags which included feedback from the District Attorneys to help ensure legal compliance for our future sales of the products within California. We have moved forward with the lessons learned from the issue. Sales with the new packaging have resumed throughout the US and are selling well through both retailers and online which demonstrates the consumer’s desire for these types of new products.

Building our inventory required greater cash outlays which we primarily funded through our bank line of credit. Our plan is to repay the line of credit as the inventory is sold and accounts receivable are collected. We reduced our borrowing from a high during the year of $9.5 million to $7.0 million as of August 31st. Because we are currently well stocked with inventory, we anticipate that we will order and receive smaller amounts of inventory than we historically order during the first quarter and into the second quarter of fiscal 2023. This is expected to allow us to more effectively manage our working capital in fiscal 2023.

We have continued to strategically invest in our personnel, facilities, and equipment. Effective January 1, 2022, Charlie Hopewell moved from the day-to-day operational role as CEO to his overall strategy positions as a Director and Board Chair. Chad Summers assumed the role of Chief Executive Officer in addition to his prior position as President, and Mitch Van Domelen, CPA, was promoted to Chief Financial Officer. Chad Summers was also named a Director in November 2022. We also added new employees and promoted from within to fill important skilled specialty roles to improve our efficiency and expand customer engagement and service, including a new Chief Revenue Officer and newly created positions of a Vice-President of Supply and a Vice-President of Fulfillment formerly consolidated under the COO role. In both 2021 and 2022, we were named a “Top Workplace” by the Oregonian Newspaper, based on employee survey responses which has helped us to retain and attract talent and build a positive corporate culture.

We expanded our facilities though the renovation of an existing warehouse building which we will use for both custom order fulfilment and to support our growing fence business. New investments have been made in technology improvements, including Electronic Data Interchange (EDI) and customer order automation through a Business to Business portal. Our corporate website was upgraded with enhanced accessibility, functionality and modernized investor relations and contact sections. We also redesigned our product section with easier navigation and a more unified brand presentation within a new eCommerce interface.

Although ocean shipping costs have recently fallen from the record highs seen in fiscal 2022, other logistic issues remain. Because of these supply chain and logistic issues, as well as the continuing tariffs levied on Chinese made goods, management is exploring new sources for our raw materials and the manufacture of certain finished products.

The predictions for worsening macroeconomic conditions in the US due to higher rates of inflation and negative consumer sentiment clouds the outlook for fiscal 2023. Higher energy, food and housing prices have severely restrained consumers’ available discretionary income. This has negatively affected their willingness to spend money on non-critical items as reflected in the recent significant decline in the US Index of Consumer Sentiment, which may limit our ability to grow our sales in the near-term. The rate of inflation experienced in fiscal 2022 has resulted in many of our product selling prices lagging our product costs as our customers were slow to adopt our price increases. The rate of inflation is anticipated to continue to increase in the near-term, and we may not be able to increase our prices in response as quickly as our costs could rise. Our current inventory is also being carried at historically high costs as a result of the multiple supply chain and inflationary issues we have been experiencing. This will reduce our gross profit in 2023, even if our other costs fall from the elevated levels of fiscal 2022. Therefore, we expect our margins will continue to be restrained during fiscal 2023.

Our management is cognizant of the current challenges facing our markets, and those affecting our customers. We have carefully formulated a strategy for fiscal 2023 which will utilize our traditional strengths. We will focus on growing our core products, such as gates and kennels, and our popular new products, including Eurofence and Lifetime Post. We also plan to offer more eco-friendly products which build upon our early success selling our popular dog waste bags. We intend to strengthen our historic sales channels such as with big-box retailers and online within North America, while increasing our efficiency and reducing our costs. Our revamped operations team is working with our upgraded technology suite and its enhanced reporting capabilities to reduce our order to cash timeline and improving our shipping by reducing costs and time to receive and deliver our products. The unexpected economic disruptions caused by the COVID pandemic are now subsiding. We believe we can now more effectively manage our business by being able to fully apply the significant strategic and operational investments we have made over the last several years.

Fiscal Years Ended August 31, 2022 and August 31, 2021

Fiscal 2022 sales totaled $62,901,831 compared to sales of $57,501,543 in fiscal 2021, which was an increase of $5,400,288, or 9%. The increase in sales was primarily due to higher sales at JCC.

Gross margin declined to 21.9% from 24.6% in fiscal 2021 due to higher raw material and shipping and logistic costs.

Operating expenses increased by $1,416,552 to $11,823,506 from $10,406,954 in fiscal 2021. The increase was due to higher selling, general and administrative expenses of $4,008,166 from $3,204,945, and an increase in wages and employee benefits, which rose to $7,495,723 from $6,957,730. The Company added additional personnel in specialty areas and increased wages in response to the broad wage inflation being experienced by most industries throughout the area and the United States. Depreciation and amortization increased to $319,617 from $244,279. Income from operations decreased to $1,969,553 from $3,739,692 in fiscal 2021 due to the lower gross margins and the higher costs.

Including other items, income before income taxes was $1,581,000 in fiscal 2022 compared to $4,424,208 in fiscal 2021.

Other items in fiscal 2022 were a loss of ($230,034) which includes a payment of $300,000 for the settlement of claims brought by the Association of California District Attorneys regarding the labeling and marketing of the Company’s dog waste bags, and income of $5,000 as a portion of the parking area at JCS that was formerly rented to an unrelated company for $1,000 per month through January 2022. The Company also recorded a gain of $64,000 in the current year related to an evaluation of its reserve for deferred tax, which was determined to be greater than its current liability. Interest expense for the Company’s bank line of credit was $163,045. Other items in fiscal 2021 were gain on extinguishment of debt of $687,387, which was the forgiveness of the Company’s PPP loans. Interest and other expenses were $2,871. Income tax expense was $416,877 compared to $969,255 in fiscal 2021. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income for fiscal 2022 was $1,164,123, or $0.33 per common share, compared to net income of $3,454,953, or $0.99 per common share, for fiscal 2021. Fiscal 2022 income was negatively affected by the $300,000 legal settlement and the inventory allowance of $800,000, which was partially offset by the $64,000 recovery from deferred income tax. Fiscal 2021 income was positively affected by the significant one-time gain on the forgiveness of the Company’s PPP loans. The weighted number of shares outstanding were 3,493,807 in fiscal 2022 and 3,486,537 in fiscal 2021.

Pet, Fencing and Other - JCC

The sales levels of certain other products, particularly gates and large kennels, declined from their elevated pandemic levels and resulted in negative year-over-year comparisons. These sales were impacted by several issues, particularly supply chain and logistic delays, and by temporary disruptions originating with some of our customers, including purchase restrictions due to inventory management decisions and buyer turnover. A number of our other products, however, recorded significant sales gains in 2022, including the recently introduced Lifetime Steel Posts® and Eurofence products. Lumber sales also increased in fiscal 2022 over the prior year. We were also successful in raising our selling prices in the current period which partially offset our higher raw material and logistic costs.

Sales at JCC were $57,915,828 in fiscal 2022 compared to sales of $51,732,129 in fiscal 2021. Operating income at JCC for 2022 was $1,257,449 compared to $4,052,624 in 2021, which was a decrease of $2,795,175, or 69%. Significantly higher costs, including for raw materials, energy, and shipping and logistics, reduced our margins in fiscal 2022. Our 2022 results were also negatively affected by an inventory allowance of $800,000. This allowance was partially for the inventory currently located in Europe, as management has decided to temporarily withdraw from the European market due to the difficult economic climate, and for the clearance of certain obsolete inventory.

The following table shows a breakdown between the pet, fencing and other categories in this segment.

	Sales in Millions of Dollars			Percent of Total Sales
Fiscal Year	Pet	Fencing	Other	Pet	Fencing	Other
2022	$19,706,515	$38,562,319	$555,758	34%	65%	1%
2021	$16,446,932	$33,805,909	$1,479,288	32%	65%	3%

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2022 were $2,626,209, which was a nominal increase of $28,933 from sales of $2,597,276 in fiscal 2021. Greenwood’s sales have been heavily impacted by the COVID-19 pandemic, as many of their products are sold to municipalities and larger transit operators which continue to see reduced demand for transit services. These customers have also been severely impacted by shortages of components necessary to complete transit products due to logistics and supply chain issues. Greenwood recorded operating income of $21,865 compared to an operating loss of ($144,313) in fiscal 2021.

Seed Processing and Sales - JCSC

Sales at JCSC were $2,359,794 in fiscal 2022 compared to sales of $3,172,138 in fiscal 2021, which represents a decrease of $812,344, or 26%. Extreme temperatures in the Pacific Northwest that occurred during last year’s growing season resulted in lower harvested yields which reduced demand for JCSC’s seed cleaning services. There were also delays in shipping certain grass seed orders to China during fiscal 2022 due to their COVID related border shutdowns. Results for 2022 were also negatively affected by higher equipment and facility maintenance costs. JCSC had an operating loss of (517,453) in fiscal 2022 compared to an operating loss of ($64,538) in fiscal 2021.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $819,139 in fiscal 2022 compared to operating income of $580,435 in fiscal 2021. The increase is due to higher rental and administrative fees charged to its subsidiaries related to the inventory levels maintained throughout the year, and the one-time recovery of $64,000 from reserves for deferred taxes. The results of JC USA are inter-company transactions and are eliminated on consolidation.5

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2022

As of August 31, 2022, the Company had working capital of $19,207,874 compared to working capital of $19,073,194 as of August 31, 2021. The largest change affecting working capital is an increase in inventory of $6,240,948 to $20,632,313 from $14,391,365. Other changes in components of working capital include a decrease in cash of $699,850, an increase in accounts receivable of $105,143, a decrease in prepaid expenses of $1,193,245, and a decrease in prepaid income taxes of $43,995. The decrease in cash is related to the increases in inventory. Prepaid expenses, which is mostly deposits paid for future inventory, declined as the Company’s large current inventory position has reduced the need for additional inventory purchases in the near term.

Accounts payable rose to $1,566,047 from $1,349,677 which is related to the timing of payments due to suppliers. Accrued liabilities increased by $57,951 to $1,856,039 from $1,798,088. Bank indebtedness, which is from the Company’s line of credit and has primarily been used to acquire inventory, was $7,000,000 as of August 31, 2022 compared to $3,000,000 as of August 31, 2021. Deferred tax liability fell to $Nil from $116,945.

As of August 31, 2022, accounts receivable and inventory represented 94% of current assets and 81% of total assets. As of August 31, 2021, accounts receivable and inventory represented 85% of current assets and 74% of total assets. Our customers continue to pay on-time, with almost all of our outstanding receivables classified as current. For the fiscal year ended August 31, 2022, the accounts receivable collection period or DSO was 42 days compared to 45 days for the year ended August 31, 2021. Inventory turnover for the year ended August 31, 2022 was 130 days compared to 99 days for the year ended August 31, 2021.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $10 million, of which $3 million was available as of August 31, 2022. Subsequent to the end of the fiscal year, the Company has drawn an additional $600,000. As of October 28, 2022, $2,400,000 remains available.

Borrowing under the Line of Credit is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of August 31, 2022 was 3.86% (2.29% + 1.57%). The line of credit has certain financial covenants. The Company is in compliance with these covenants.

Current Working Capital Requirements

Based on the Company’s current working capital position and the utilization of its current line of credit, the Company expects to have sufficient liquidity available to meet its working capital requirements for fiscal 2023.

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

These higher costs have negatively affected the Company’s gross margins. Typically, the Company passes cost increases on to the customer, and is currently raising its product prices as much as the market will bear. Retailers are currently more receptive to such increases than in the past due to a mutual understanding of the current inflationary environment and the objective reasons for such. Since the ability of the Company to pass through all of the current increase in its product costs to its customers are somewhat limited and occur after such costs are first incurred, management expects that its gross margins will remain under pressure in fiscal 2023.

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

Active products and designs utilize either recycled or non-petroleum-based plastics to enhance recycling and composting. This includes the recently introduced compostable dog waste bag, a plant-based product, that is less reliant on fossil fuels used in traditional plastic bags. We also dedicate a percentage of sales to support environmental cleanup efforts.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2022, and the Company does not use derivative instruments for trading purposes.

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

Item 8. Financial Statements and Supplemental Data.

The financial statements and notes thereto are attached hereto. The audit report of Davidson & Company, LLP Chartered Accountants is included herein immediately preceding the audited consolidated financial statements.

Audited Consolidated Financial Statements: fiscal 2022 and 2021

Report of Independent Registered Accounting Firm dated November 28, 2022 (Davidson & Company LLP, Vancouver, Canada, PCAOB ID# 731)

Consolidated Balance Sheets

Balance Sheets at August 31, 2022 and August 31, 2021

Consolidated Statements of Operations

For the years ended August 31, 2022 and August 31, 2021

Consolidated Statements of Stockholders’ Equity

For the years ended August 31, 2022 and August 31, 2021

Consolidated Statements of Cash Flows

For the years ended August 31, 2022 and August 31, 2021

Notes to Financial Statements

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Jewett Cameron Trading Company Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett Cameron Trading Company Ltd. (the “Company”) as of August 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended August 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues from sales of pet, fencing, and other products

As indicated in the Company’s statement of operations and in Note 12, 92% of the Company’s sales in the year ended August 31, 2022 were generated through its pet, fencing and other products segment. The business consists of the manufacturing and distribution of specialty metal products and wholesale distribution of wood products to home centers and other retailers located primarily in the United States. Revenues from this segment are the most material number in the Company’s consolidated financial statements. Auditing revenue from the Company’s pet, fencing, and other products segment is challenging and complex due to the volume of transactions through the year and around year end. Further, the Company’s revenue recognition is complex due to the terms of recognition varying by customer.

To address the matter in our audit, we obtained an understanding of the key controls to treat risk of revenue recognition, completeness, occurrence, and cut-off. We analyzed the terms and conditions of the sales contracts and evaluated whether they have been accounted for in line with the Company’s revenue recognition policy. We performed substantive testing procedures over revenue transactions, agreeing key transaction inputs to customer agreements, invoices, purchase orders, shipping documents, bank statements and other relevant documents.

We have served as the Company’s auditor since 1999.

Vancouver, Canada	Chartered Professional Accountants

November 28, 2022

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$484,463	$1,184,313
Accounts receivable, net of allowance of $0 (August 31, 2021 - $0)	7,191,646	7,086,503
Inventory, net of allowance of $800,000 (August 31, 2021 - $250,000) (note 3)	20,632,313	14,391,365
Prepaid expenses	1,112,575	2,305,820
Prepaid income taxes	208,963	252,958

Total current assets	29,629,960	25,220,959

Property, plant and equipment, net (note 4)	4,828,420	3,886,543

Intangible assets, net (note 5)	33,358	30,897

Deferred tax assets (Note 6)	24,998	—

Total assets	$34,516,736	$29,138,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$1,566,047	$1,349,677
Bank indebtedness (note 7)	7,000,000	3,000,000
Accrued liabilities	1,856,039	1,798,088

Total current liabilities	10,422,086	6,147,765

Deferred tax liability (note 6)	—	116,945

Total liabilities	10,422,086	6,264,710

Stockholders’ equity
Capital stock (note 9, 10) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,495,342 common shares (August 31, 2021 –3,489,161)	824,629	823,171
Additional paid-in capital	742,591	687,211
Retained earnings	22,527,430	21,363,307

Total stockholders’ equity	24,094,650	22,873,689

Total liabilities and stockholders’ equity	$34,516,736	$29,138,399

Contingency (Note 15)

Subsequent Events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2022	2021

SALES	$62,901,831	$57,501,543

COST OF SALES	49,108,772	43,354,897

GROSS PROFIT	13,793,059	14,146,646

OPERATING EXPENSES
Selling, general and administrative	4,008,166	3,204,945
Depreciation and amortization (note 4, 5)	319,617	244,279
Wages and employee benefits	7,495,723	6,957,730

Total Operating Expenses	11,823,506	10,406,954

Income from operations	1,969,553	3,739,692

OTHER ITEMS
Gain on sale of property, plant and equipment	4,526	—
Other income (loss) (note 15)	(230,034)	12,450
Interest expense	(163,045)	(15,321)
Gain on extinguishment of debt (note 8)	—	687,387
Total other items	(388,553)	684,516

Income before income taxes	1,581,000	4,424,208

Income taxes (note 6)
Current	(558,820)	(949,262)
Deferred recovery (expense)	141,943	(19,993)

Net income for the year	$1,164,123	$3,454,953

Basic earnings per common share	$0.33	$0.99

Diluted earnings per common share	$0.33	$0.99

Weighted average number of common shares outstanding:
Basic	3,493,807	3,486,537
Diluted	3,493,807	3,486,537

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

Balance at August 31, 2020	3,481,162	$821,284	$618,707	$17,908,354	$19,348,345

Shares issued pursuant to compensation plans (note 10)	7,999	1,887	68,504	—	70,391
Net Income	—	—	—	3,454,953	3,454,953

Balance at August 31, 2021	3,489,161	823,171	687,211	21,363,307	22,873,689
Shares issued pursuant to compensation plans (note 10)	6,181	1,458	55,380	—	56,838
Net Income	—	—	—	1,164,123	1,164,123

Balance at August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year	$1,164,123	$3,454,953
Items not affecting cash:
Depreciation and amortization	319,617	244,279
Stock-based compensation expense	56,838	70,391
(Gain) on sale of property, plant and equipment	(4,526)	—
Gain on extinguishment of debt	—	(680,707)
Deferred income taxes	(141,943)	19,993

Changes in non-cash working capital items:
(Increase) in accounts receivable	(105,143)	(812,077)
(Increase) in inventory	(6,240,948)	(5,193,219)
Decrease (increase) in prepaid expenses	1,193,245	(1,269,692)
Decrease (increase) in prepaid income taxes	43,995	(252,959)
Increase in accounts payable and accrued liabilities	274,321	36,404
(Decrease) in income taxes payable	—	(40,596)

Net cash (used by) operating activities	(3,440,421)	(4,423,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	(3,535)	(30,755)
Purchase of property, plant and equipment	(1,255,894)	(1,162,739)

Net cash used in investing activities	(1,259,429)	(1,193,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	4,000,000	3,000,000

Net cash provided by financing activities	4,000,000	3,000,000

Net (decrease) in cash	(699,850)	(2,616,724)

Cash, beginning of year	1,184,313	3,801,037

Cash, end of year	$484,463	$1,184,313

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its current wholly owned subsidiaries, JC USA, JCC, JCSC, and Greenwood, all of which are incorporated under the laws of Oregon, U.S.A.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2022, cash and cash equivalents were $484,463 compared to $1,184,313 at August 31, 2021.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the fiscal years ended August 31, 2022 and 2021 are as follows:

	2022	2021

Net income	$1,164,123	$3,454,953

Basic weighted average number of common shares outstanding	3,493,807	3,486,537

Effect of dilutive securities
Stock options	—	—

Diluted weighted average number f common shares outstanding	3,493,807	3,486,537

Basic and diluted earnings per common share	$0.33	$0.99

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

Bank Indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of August 31, 2022 and 2021 follows:

	2022		2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$484,463	$484,463	$1,184,313	$1,184,313
Accounts receivable, net of allowance	7,191,646	7,191,646	7,086,503	7,086,503
Accounts payable and accrued liabilities	3,422,086	3,422,086	3,147,765	3,147,765
Bank Indebtedness	7,000,000	7,000,000	3,000,000	3,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$484,463	$484,463	$—	$—

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

3.	INVENTORY

A summary of inventory as of August 31, 2022 and 2021 is as follows:

	2022	2021

Wood products and metal products	$20,130,063	$14,257,609
Agricultural seed products	502,250	133,756

Inventory Net	$20,632,313	$14,391,365

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2022 and 2021 is as follows:

	2022	2021

Office equipment	$636,501	$551,569
Warehouse equipment	1,504,867	1,385,330
Buildings	6,168,080	5,112,129
Land	559,065	559,065
Property, Plant and Equipment, Gross	8,868,513	7,608,093

Accumulated depreciation	(4,040,093)	(3,721,550)

Net book value	$4,828,420	$3,886,543

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

5.	INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2022 and 2021 follows:

	2022	2021

Intangible assets	50,695	47,160

Accumulated amortization	(17,337)	(16,263)

Net book value	$33,358	$30,897

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

6.	INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2022	2021

Computed tax at the federal statutory rate	$391,259	$928,062
State taxes, net of federal benefit	172,074	204,632
Depreciation	—	(47,828)
Inventory reserve	—	3,665
Other	(4,513)	(139,269)

Provision for income taxes	$558,820	$949,262

Current income taxes	$558,820	$949,262
Deferred income taxes	(141,943)	19,993
Income tax expense benefit net	$416,877	$969,255

Deferred income tax asset as of August 31, 2022 of $24,998 (August 31, 2021 – liability of $116,945) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2022	2021

Deferred tax assets:
Allowance for inventory	$273,618	$97,678
Allowance for bad debts	—	—
Difference between book and tax depreciation	(150,942)	(113,421)

Total deferred tax assets	122,676	(15,743)
Valuation allowance	—	—

Net deferred tax assets	122,676	(15,743)

Net deferred tax liability	(97,678)	(101,202)

Combined net deferred tax asset (liability)	$24,998	$(116,945)

7.	BANK INDEBTEDNESS

Bank indebtedness under the Company’s $10,000,000 line of credit as of August 31, 2022 was $7,000,000 (August 31, 2021 - $3,000,000). The Line of Credit was increased during the current fiscal year from $5,000,000 to $10,000,000.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of August 31, 2022 was 3.85% (2.28% + 1.57%).

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

10.	RESTRICTED SHARE PLAN (continued)

During fiscal 2021 ended August 31, 2021, the Company issued 7,999 common shares to Officers, Directors and Employees under the RSA Plan at a deemed price of $8.80 per share. 6,564 of these shares were issued to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 1,435 shares were issued to Employees and have a three-year Restricted Period.

During fiscal 2022 ended August 31, 2022, the Company made three issuances of common shares under the RSA Plan. Under the first issuance, a total of 2,603 common shares were issued to Officers, Directors and Employees at a deemed price of $10.70 per share. 2,015 of these shares were issued to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 588 shares were issued to Employees and have a three-year Restricted Period. Under the second issuance, 2,500 common shares were issued to the Company’s Chief Executive Officer at a deemed price of $7.80 per share. These 2,500 common shares were issued without a Restricted Period under the Company’s S-8 Registration Statement. 1,078 shares were issued at a deemed price of $8.80 per share as the second year’s allocation of shares to employees who were granted shares in a three-year vesting period beginning in fiscal 2021.

11.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the years ended August 31, 2022 and 2021 the 401(k) compensation expense was $516,991 and $530,311, respectively.

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

Following is a summary of segmented information for the years ended August 31:

	2022	2021
Sales to unaffiliated customers:
Industrial wood products	$2,626,209	$2,597,276
Pet, Fencing and Other	57,915,828	51,732,129
Seed processing and sales	2,359,794	3,172,138
	$62,901,831	$57,501,543

Income (loss) before income taxes:
Industrial wood products	$21,865	$(144,313)
Pet, Fencing and Other	1,257,449	4,052,624
Seed processing and sales	(517,453)	(64,538)
Corporate and administrative	819,139	580,435
	$1,581,000	$4,424,208

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

12.	SEGMENT INFORMATION (continued)

	2022	2021

Identifiable assets:
Industrial wood products	$1,012,019	$754,357
Pet, Fencing and Other	27,152,959	22,658,829
Seed processing and sales	471,003	223,443
Corporate and administrative	5,880,755	5,501,770
	$34,516,736	$29,138,399

Depreciation and amortization:
Industrial wood products	$—	$—
Pet, Fencing and Other	39,200	39,313
Seed processing and sales	6,347	6,347
Corporate and administrative	274,070	198,619
	$319,617	$244,279

Capital expenditures:
Industrial wood products	$—	$—
Pet, Fencing and Other	—	—
Seed processing and sales	—	—
Corporate and administrative	1,259,429	1,193,494
	$1,259,429	$1,193,494

Interest expense:	$163,045	$15,321

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2022	2021

Sales	$33,010,410	$29,806,021

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2022	2021

United States	$60,521,611	$55,280,479
Canada	1,151,901	1,556,359
Mexico/Latin America/Caribbean	900,941	325,648
Europe	94,630	171,254
Asia/Pacific	232,748	167,803
Total sales by country	$62,901,831	$57,501,543

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2022 and 2021.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

13.	CONCENTRATIONS

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

At August 31, 2022, three customers accounted for accounts receivable greater than 10% of accounts receivable for a total of 64%. At August 31, 2021, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 67%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2022, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $26,817,775. For the fiscal year ended August 31, 2021, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $25,082,956.

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2022 and 2021 are summarized as follows:

	2022	2021

Cash paid during the year for:
Interest	$163,045	$8,640
Income taxes	$227,946	$1,228,299

There were no non-cash investing or financing activities during the years presented.

15.	CONTINGENT LIABILITIES AND COMMITMENTS

a)	An association of District Attorneys in the State of California contacted the Company in regards to their investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company's, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. During the year ended August 31, 2022, the Company entered into a final settlement agreement which resulted in a $300,000 fine to the Company paid over a four-month period with no admission of guilt by the Company.

b)	The Company was one of three named defendants in a Civil Action in Pennsylvania. The matter was an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company’s applicable liability insurer provided the defense covering the Company’s legal fees and costs. During the fiscal year ended August 31, 2022, the case was settled within the Company’s insurance policy limits with no admission of guilt by the Company, and there were no additional costs incurred.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

15.	CONTINGENT LIABILITIES AND COMMITMENTS (continued)

c)	The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. Arbitration is scheduled to commence during the 4th quarter of calendar 2022. While the company is robustly pursuing its rights and defending itself against claims, the arbitration and lawsuit are in their initial stages and therefore it is speculative to predict as to its outcome.

16.	SUBSEQUENT EVENTS

a)	In November 2022, the Company granted 3,557 common shares valued at $23,303 to Officers, Directors and Employees under the Company’s Restricted Share Plan. 500 shares were granted to Directors without a Restricted Period under the Company’s S-8 Registration Statement. 3,057 common shares were granted to Officers and Employees and have a Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2022

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year

August 31, 2022

Allowance deducted from related Balance sheet account:
Inventory	$250,000	$557,946	$—	$7,946	$800,000
Accounts Receivable	$—	$—	$—	$—	$—

August 31, 2021

Allowance deducted from related Balance sheet account:
Inventory	$65,000	$394,299	$—	$209,299	$250,000
Accounts Receivable	$—	$—	$—	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

--- No Disclosure Necessary ---

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under supervision and with the participation of our management including our Chief Executive Officer and Principal Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2022.

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

Item 9B. Other Information.

--- No Disclosure Necessary ---

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

--- No Disclosure Necessary ---

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Table No. 4 lists as of November 21, 2022 the names of the Directors of the Company. The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All of the Directors are citizens of the United States.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Geoff Guilfoy (1) (2)	72	August 2019
Charles Hopewell	66	February 2017
Sarah Johnson (1) (2) (3)	43	July 2017
Chris Karlin (1) (2)	61	December 2018
Michael C. Nasser	76	May 2019
Chad Summers	48	November 2022
Michelle Walker (3)	48	July 2021

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Governance Committee.

Table No. 5 lists, as of November 21, 2022, the names of the executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors. All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Chad Summers	Chief Executive Officer	48	January 2022
Mitch Van Domelen	Chief Financial Officer	41	January 2022
Michael C. Nasser	Corporate Secretary	76	July 1987

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer. There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Chad Summers originally joined the Company in October 2019. He was appointed President in May 2021, CEO in January 2022, and was named a Director in November 2022. His prior experience includes participation in start-up ventures in both product and service industries and has a strong background in leadership, consulting, and support. He co-owned and led an international lumber brokering business similar to Jewett-Cameron’s Greenwood division. This experience provided him the opportunity to oversee and actively manage suppliers in China and throughout SE Asia. He also built a successful consulting practice dedicated to growing manufacturers in association with a west coast regional accounting firm which allowed him the opportunity to establish a deep network of manufacturers, professional services and support connections regionally.

Mitch Van Domelen is a Certified Public Accountant who joined Jewett-Cameron in July 2017 as Controller and was appointed Chief Financial Officer in January 2022. Mr. Van Domelen has extensive experience in finance and financial reporting for both public and private companies. Prior to joining Jewett-Cameron, he served as Controller for a national beverage brand where he managed the financial processes and full-cycle accounting for the company and its nine brewpub locations. From 2007 to 2012 he worked in public accounting at a large regional public accounting firm in Lake Oswego, Oregon, auditing both public and private companies. From 2005 to 2007, he served as a Sarbanes-Oxley (SOX) compliance consultant for SEC registrants in the Portland metro area, testing their compliance in both US and International regions. He holds a bachelor's degree in Business Administration from Southern Oregon University. He is a licensed CPA in the State of Oregon and is a member of the Oregon Society of CPA's

Charles E. Hopewell has over 35 years of experience in senior management positions with manufacturing companies, including serving as CEO of Sunset Manufacturing Inc, Neilsen Manufacturing Inc, and COO of Aluminite Corporation. In his past positions as COO or CEO, he has been involved in all organizational aspects, including sales and marketing, plant and equipment, personnel, and finance. He received a degree in Finance from the University of Oregon and an MBA from Willamette University’s Atkinson Graduate School of Management. Mr. Hopewell has also worked extensively in local and statewide workforce policy and K-12 CTE education at a Board level.

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

Audit Committee Financial Expert

Geoff Guilfoy serves as the Audit Committee Chair and has been designated as the financial expert given his extensive background in oversight, financial budgeting and reporting and strategic consultation. Mr. Guilfoy is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NSADAQ Rule 4200(a)(15).

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

The current members of the Audit Committee are Geoff Guilfoy (Chair), Sarah Johnson, and Chris Karlin. All members of the Audit Committee are “independent” within the meaning of the regulations from the SEC regarding audit committee membership. The Audit Committee met four times in fiscal 2022 and six times in fiscal 2021.

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

Current members of the Compensation Committee are Chris Karlin (Chair), Sarah Johnson, and Geoff Guilfoy. The Committee met two times in fiscal 2022 and three times in fiscal 2021.

Governance Committee

The Company has a Governance Committee which devises and recommends to the Board of Directors on governance matters for the Company, including corporate governance policies and the composition and policies of the Board of Directors. The Committee is also tasked with monitoring compliance with these policies once adopted. These include policies that reflect best practices for sound governance, conflict of interest, and environmental and social (ESG) policies. The Committee is also responsible for policies related to Board Director service, including evaluating the current composition of the Board including the necessary diversity, experience, skills and judgment to meet the current and future needs of the Company. It will make recommendations for committee members and chairs and evaluate each individual director for continued service. If it is determined that additional directors are required, the Committee will identify, recruit and interview candidates and make nominations of qualified candidates to the Board

The Committee operates under a written charter, which requires the Committee to consist of at least two independent members appointed by the Board, with one member designated as Chairman of the Committee. A member appointed by the Board shall be a member of the Committee until replaced by the Board and/or until his or her resignation. The Committee may request or engage a non-Independent Director only for purposes of advice/counsel and such non-Independent Director will not have any voting rights within the Committee.

Current members of the Governance Committee are Michelle Walker (Chair) and Sarah Johnson, The Committee met three times in fiscal 2022.

Compliance with Section 16(a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms. Management has determined there were five Form 4 reports for Directors related to the fiscal 2021 RSA grants, and two Form 3 reports for newly appointed Officers that failed to be filed on a timely basis, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

Item 11. Executive Compensation.

Table No. 6 details compensation paid or accrued for fiscal 2022, 2021 and 2020 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp. (1)

Chad Summers, Chief Executive Officer
	2022	$266,667	$70,000	$—	$—	$—	$—	$23,100

Charles Hopewell, Former Chief Executive Officer (2)
	2022	$120,781	$60,000	$—	$—	$—	$—	$29,600
	2021	$266,666	$87,384	$—	$—	$—	$—	$29,600
	2020	$250,000	$70,000	$—	$—	$—	$—	$28,600

Mitch Van Domelen, Chief Financial Officer
	2022	$167,229	$45,500	$—	$—	$—	$—	$19,106

Michael Nasser, Corporate Secretary
	2022	$198,000	$75,000	$—	$—	$—	$—	$14,400
	2021	$198,000	$75,000	$—	$—	$—	$—	$14,400
	2020	$187,500	$75,000	$—	$—	$—	$—	$14,850

(1)	“All Other Compensation” relates to the Company’s 401K contributions for each individual.
(2)	Mr. Hopewell served as Chief Executive Officer until December 31, 2021.

The Company has the same 401(k) Plan for executives as for all employees: it is a dollar-for-dollar match on 10% of eligible compensation, and a non-elective discretionary contribution based on the first $45,000 of eligible compensation which was changed beginning in 2020 from only a non-elective discretionary contribution based on the first $45,000 of eligible compensation.

Other than participation in the Company’s Restricted Share Plan and 401(k), no funds were set aside or accrued during fiscal 2022 to provide pension, retirement or similar benefits for directors or executive officers.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. During the year ended August 31, 2022, the Company issued 6,181 common shares (fiscal 2021 – 7,999 common shares) under the Restricted Share Plan. Of the 6,181 common shares, 4,515 shares were issued to officers and directors without a restricted period under the Company’s S-8 Registration Statement filed on December 7, 2020 (fiscal 2021 – 6,564 common shares). The remaining 1,666 common shares (fiscal 2021 - 1,435 common shares) were issued to Employees, with 588 of these shares having a three-year Restricted Period, and 1,078 of the shares issued as the second year’s allocation with a two-year restricted period.

Subsequent to the end of fiscal 2022 in November 2022, the Company issued 3,557 common shares to Officers, Directors and Employees under the Company’s Restricted Share Plan. The Company made three issuances. Under the first issuance, a total of 2,478 common shares were issued to Officers, Directors and Employees at a deemed price of $5.28 per share. 500 of these shares were issued to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 1,978 shares were issued to Employees and have a three-year Restricted Period. Under the second issuance, 381 shares were issued at a deemed price of $10.70 per share as the second year’s allocation of shares to employees who were granted shares in a three-year vesting period beginning in fiscal 2021. Under the third issuance, 698 shares were issued at a deemed price of $8.80 per share as the third year’s allocation of shares to employees who were granted shares in a three-year vesting period beginning in fiscal 2020.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation. Beginning in fiscal 2019, the Company reduced the percentage amount of the discretionary contribution while adding a matching contribution, which is designed to encourage employees to participate with their own contributions. For the years ended August 31, 2022 and 2021 the 401(k) compensation expense was $516,991 and $530,311, respectively. The contribution for Chad Summer for fiscal year 2022 was $23,100, and the contribution for Mitch Van Domelen for fiscal 2022 was $19,106. The contributions for Charles Hopewell were $29,600 and $29,600 for the fiscal years ended August 31, 2022 and 2021 respectively. The contributions for Michael Nasser were $14,400 and $14,400 for the fiscal years ended August 31, 2022 and 2021 respectively. There are no un-funded liabilities.

Stock Options

The Company formerly had a stock option program under which stock options to purchase securities from the Company could be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. No options were granted in fiscal 2022 or 2021, and the Company had no stock options outstanding as of August 31, 2022 and August 31, 2021.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2022 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made. Also, during fiscal 2022 the Company had no Defined Benefit or Actuarial Plan.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of 3 independent directors. None of the members of the Compensation Committee served as an officer or employee of the Company in the prior fiscal year.

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

During fiscal 2022 the following cash payments were paid to directors for their service as directors: Charles Hopewell $8,500 (2021 - $Nil); Mike Nasser $Nil (2021 - $Nil); Frank Magdlen $Nil (2021 - $9,000), Geoff Guilfoy $12,000 (2021- $12,000); Sarah Johnson $12,000 (2021 -$12,000); Chris Karlin $12,000 (2021- $12,000); Michelle Walker $12,000 (2021 - $2,000).

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

In fiscal 2022, the Company issued 400 common shares to directors under the RSA Plan. The value of the shares issued was $4,240. Subsequent to the end of fiscal 2022, the Company issued 500 common shares to directors under the RSA Plan at a value of $2,640.

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2022 and 2021 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value. We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company is a publicly owned corporation. It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 21, 2022.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Oregon Community Foundation	1,068,534	30.54%
Common	Charles E. Hopewell	21,288	0.61%
Common	Chad Summers	5,378	0.15%
Common	Mitch Van Domelen	1,616	0.05%
Common	Geoff Guilfoy	450	0.01%
Common	Sarah Johnson	450	0.01%
Common	Chris Karlin	450	0.01%
Common	Michael C. Nasser	168	<0.01%
Common	Michelle Walker	125	<0.01%

Total Directors, Executive Officers, and 5% Shareholders		1,098,459	31.39%

(1)	Based on 3,498,899 shares outstanding as of November 21, 2022 and shares granted under the RSA Plan for which the individual has voting control or are issuable within the next 60 days.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

Item 14. Principal Accountant Fees and Services.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2022	2021

Audit fees	$90,000	$80,000
Tax fees	10,500	10,850
All other fees (1)	24,750	29,900

Total	$125,250	$120,750

(1)	FY2022:	$8,250 to review the Q1 Form 10Q
$8,250 to review the Q2 Form 10Q
$8,250 to review the Q3 Form 10Q

	FY2021:	$8,250 to review the Q1 Form 10Q
$8,250 to review the Q2 Form 10Q
$8,250 to review the Q3 Form 10Q

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(A) Financial Statements and Schedules:

(B) Exhibits:

Exhibit No.	Description
2.	Plan of acquisition, reorganization, arrangement, liquidation or succession: No Disclosure Necessary
3.	Articles of Incorporation/By-Laws: Incorporated by reference to Form 10 Registration Statement, as amended.
3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation (filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014)
3.2	Articles of Incorporation of Jewett-Cameron Company. (filed as an exhibit to the 10-Q Quarterly Report filed on January 13, 2014)
4.	Instruments defining the rights of holders, including indentures --- Refer to Exhibit #3 ---
9.	Voting Trust Agreements: No Disclosure Necessary.
10.	Material Contracts: Incorporated by reference to Form 10 Registration Statement, as amended.
11.	Statement re Computation of Per Share Earnings: No Disclosure Necessary
12.	Statements re computation of ratios: No Disclosure Necessary
13.	Annual Report to security holders, Form 10-Q or quarterly report to security holders: No Disclosure Necessary
14.	Code of Ethics: No Disclosure Necessary
16.	Letter on Change of Certifying Accountant: No Disclosure Necessary
18.	Letter on change in accounting principles: No Disclosure Necessary
21.	Subsidiaries of the Registrant: Refer to page 4 of this Form 10-K
22.	Published report regarding matters submitted to vote: No Disclosure Necessary
23.	Consent of Experts and Counsel: No Disclosure Necessary
24.	Power of Attorney: No Disclosure Necessary
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act)
99.	Additional Exhibits: No Disclosure Necessary

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary.

None.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

Registrant

November 28, 2022	By:	/s/ “Chad Summers”
Chad Summers,
Chief Executive Officer

November 28, 2022	By:	/s/ “Mitch Van Domelen”
Mitch Van Domelen,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 28, 2022	By:	/s/ “Charles Hopewell”
Charles Hopewell,
Chairman and Director

November 28, 2022	By:	/s/ “Michael C. Nasser”
Michael C. Nasser,
Corporate Secretary and Director

November 28, 2022	By:	/s/ “Geoff Guilfoy”
Geoff Guilfoy,
Director

November 28, 2022	By:	/s/ “Sarah Johnson”
Sarah Johnson,
Director

November 28, 2022	By:	/s/ “Chris Karlin”
Chris Karlin,
Director

November 28, 2022	By:	/s/ “Michelle Walker”
Michelle Walker,
Director