Form 10-Q
period 2022-11-30
JEWETT CAMERON TRADING CO LTD
filed 2023-01-17
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 0

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,498,899 common shares as of January 17, 2023.

Jewett-Cameron Trading Company Ltd.

1

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2022

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2022	August 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$1,742,482	$484,463
Accounts receivable, net of allowance of $0 (August 31, 2022 - $0)	5,237,397	7,191,646
Inventory, net of allowance of $456,021 (August 31, 2022 - $800,000) (note 3)	22,002,459	20,632,313
Prepaid expenses	624,114	1,112,575
Prepaid income taxes	208,551	208,963

Total current assets	29,815,003	29,629,960

Property, plant and equipment, net (note 4)	4,753,375	4,828,420

Intangible assets, net (note 5)	33,090	33,358

Deferred tax assets (note 6)	45,000	24,998

Total assets	$34,646,468	$34,516,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$1,381,077	$1,566,047
Bank indebtedness (note 7)	7,600,000	7,000,000
Accrued liabilities	1,621,198	1,856,039

Total current liabilities	10,602,275	10,422,086

Total liabilities	10,602,275	10,422,086

Stockholders’ equity
Capital stock (note 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,498,899 common shares (August 31, 2022 –3,495,342)	825,468	824,629
Additional paid-in capital	765,055	742,591
Retained earnings	22,453,670	22,527,430

Total stockholders’ equity	24,044,193	24,094,650

Total liabilities and stockholders’ equity	$34,646,468	$34,516,736

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2022	Three Months Ended November 30, 2021

SALES	$12,577,500	$12,917,724

COST OF SALES	9,717,800	10,452,861

GROSS PROFIT	2,859,700	2,464,863

OPERATING EXPENSES
Selling, general and administrative expenses	826,807	988,288
Depreciation and amortization (note 4, 5)	111,536	69,638
Wages and employee benefits	1,928,155	1,874,118

Total Operating Expenses	2,866,498	2,932,044

Loss from operations	(6,798)	(467,181)

OTHER ITEMS
Other income	—	3,000
Interest expense	(86,552)	(20,276)

Total other items	(86,552)	(17,276)

Loss before income taxes	(93,350)	(484,457)

Income tax recovery	19,590	93,316

Net loss	$(73,760)	$(391,141)

Basic loss per common share	$(0.02)	$(0.11)

Diluted loss per common share	$(0.02)	$(0.11)

Weighted average number of common shares outstanding:
Basic	3,496,202	3,491,103
Diluted	3,496,202	3,491,103

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2021	3,489,161	$823,171	$687,211	$21,363,307	$22,873,689

Shares issued pursuant to compensation plans (note 9)	3,681	868	38,518	—	39,386
Net loss	—	—	—	(391,141)	(391,141)

November 30, 2021	3,492,842	$824,039	$725,729	$20,972,166	$22,521,934

Shares issued pursuant to compensation plans (note 9)	2,500	590	16,862	—	17,452
Net income	—	—	—	1,555,264	1,555,264

August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650

Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net loss	—	—	—	(73,760)	(73,760)

November 30, 2022	3,498,899	825,468	765,055	22,453,670	24,044,193

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2022	Three Months Ended November 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,760)	$(391,141)
Items not involving an outlay of cash:
Depreciation and amortization	111,536	69,638
Stock-based compensation expense	23,303	39,386
Deferred income taxes	(20,002)	8,889

Changes in non-cash working capital items:
Decrease in accounts receivable	1,954,249	1,279,516
(Increase) in inventory	(1,370,146)	(2,832,562)
Decrease in prepaid expenses	488,461	38,479
(Decrease) increase in accounts payable and accrued liabilities	(419,811)	531,507
Decrease (increase) in prepaid income taxes	412	(102,205)

Net cash provided by (used by) operating activities	694,242	(1,358,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(36,223)	(590,375)

Net cash used in investing activities	(36,223)	(590,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	600,000	2,000,000

Net cash provided by financing activities	600,000	2,000,000

Net increase in cash	1,258,019	51,132

Cash, beginning of period	484,463	1,184,313

Cash, end of period	$1,742,482	$1,235,445

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

1.	NATURE OF OPERATIONS

Jewett-Cameron Trading Company Ltd. (the “Company”) was incorporated in British Columbia on July 8, 1987 as a holding company for Jewett-Cameron Lumber Corporation (“JCLC”), incorporated September 1953. Jewett-Cameron Trading Company, Ltd. acquired all the shares of JCLC through a stock-for-stock exchange on July 13, 1987, and at that time JCLC became a wholly owned subsidiary. Effective September 1, 2013, the Company reorganized certain of its subsidiaries. JCLC’s name was changed to JC USA Inc. (“JC USA”), and a new subsidiary, Jewett-Cameron Company (“JCC”), was incorporated.

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

Basis of presentation

These unaudited consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC").

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

November 30, 2022

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2022, cash and cash equivalents were $1,742,482 compared to $484,463 at August 31, 2022.

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

November 30, 2022

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings per share (cont’d…)

The earnings per share data for the three month periods ended November 30, 2022 and 2021 are as follows:

	Three Month Periods ended November 30,
	2022	2021

Net loss	$(73,760)	$(391,141)

Basic weighted average number of common shares outstanding	3,496,202	3,491,103

Effect of dilutive securities
Stock options	—	—

Diluted weighted average number of common shares outstanding	3,496,202	3,491,103

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

The estimated fair values of the Company's financial instruments as of November 30, 2022 and August 31, 2022 follows:

	November 30, 2022		August 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,742,482	$1,742,482	$484,463	$484,463
Accounts receivable, net of allowance	5,237,397	5,237,397	7,191,646	7,191,646
Accounts payable and accrued liabilities	3,002,275	3,002,275	3,422,086	3,422,086
Bank indebtedness	7,600,000	7,600,000	7,000,000	7,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,742,482	$1,742,482	$—	$—

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

November 30, 2022

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

3.	INVENTORY

A summary of inventory is as follows:

	November 30, 2022	August 31, 2022

Wood products and metal products	$21,527,556	$20,130,063
Agricultural seed products	474,903	502,250

Inventory Net	$22,002,459	$20,632,313

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2022	August 31, 2022

Office equipment	$597,998	$636,501
Warehouse equipment	1,502,281	1,504,867
Buildings	6,170,455	6,168,080
Land	559,065	559,065
Property, Plant and Equipment, Gross	8,829,799	8,868,513

Accumulated depreciation	(4,076,424)	(4,040,093)

Net book value	$4,753,375	$4,828,420

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

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

5.	INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2022	August 31, 2022

Intangible assets	50,695	50,695

Accumulated amortization	(17,605)	(17,337)

Net book value	$33,090	$33,358

6.	DEFERRED INCOME TAXES

Deferred income tax asset as of November 30, 2022 of $45,000 (August 31, 2022 - $24,998) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.	BANK INDEBTEDNESS

Bank indebtedness under the Company’s $10,000,000 line of credit as of November 30, 2022 was $7,600,000 (August 31, 2022 - $7,000,000).

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of November 30, 2022 was 5.39% (3.82% + 1.57%).

8.	CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

9.	RESTRICTED SHARE PLAN

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of November 30, 2022, the maximum number of shares available to be issued under the Plan was 17,074.

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

During the three-month period ended November 30, 2022, the Company issued 3,557 common shares (three months ended November 2021 – 3,681 common shares) to officers, directors and employees under the RSA. The value of these shares was $23,303 (2021 - $39,386).

10.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the three-month periods ended November 30, 2022 and 2021 the 401(k) compensation expense were $126,938 and $146,235, respectively.

11.	SEGMENT INFORMATION

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

Following is a summary of segmented information for the three-month periods ended November 30, 2022 and 2021.

	2022	2021

Sales to unaffiliated customers:
Industrial wood products	$606,909	$534,112
Lawn, garden, pet and other	11,619,082	11,845,883
Seed processing and sales	351,509	537,729
	$12,577,500	$12,917,724

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

11.	SEGMENT INFORMATION (cont’d…)

	2022	2021

Income (loss) before income taxes:
Industrial wood products	$(44,246)	$69,950
Lawn, garden, pet and other	(156,651)	(699,697)
Seed processing and sales	(27,818)	(101,350)
Corporate and administrative	135,365	246,640
	$(93,350)	$(484,457)

Identifiable assets:
Industrial wood products	$863,237	$548,697
Lawn, garden, pet and other	26,325,793	23,762,100
Seed processing and sales	550,426	658,972
Corporate and administrative	6,907,012	5,863,363
	$34,646,468	$30,846,045

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	15,641	10,676
Seed processing and sales	1,587	1,587
Corporate and administrative	94,308	57,375
	$111,536	$69,638

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2022 and 2021:

	2022	2021

Sales	$7,795,215	$6,393,994

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2022 and 2021:

	2022	2021

United States	$12,023,282	$12,089,619
Canada	265,425	305,205
Europe	40,525	1,950
Mexico/Latin America/Caribbean	148,512	283,187
Asia/Pacific	99,756	237,763

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2022 and 2021.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

12.	RISKS

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

At November 30, 2022, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 56%. At November 30, 2021, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 72%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2022, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $6,671,072. For the three months ended November 30, 2021, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $7,561,452.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30, 2022 and 2021 are summarized as follows:

	2022	2021

Cash paid during the periods for:
Interest	$86,552	$20,276
Income taxes	$—	$—

There were no non-cash investing or financing activities during the periods presented.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2022

(Unaudited)

14.	LEGAL PROCEEDINGS

a)	An association of District Attorneys in the State of California contacted the Company in regards to their investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company's, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. During the year ended August 31, 2022, the Company entered into a final settlement agreement which resulted in a $300,000 fine to the Company paid over a four-month period with no admission of guilt by the Company.

b)	The Company was one of three named defendants in a Civil Action in Pennsylvania. The matter was an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company’s applicable liability insurer provided the defense covering the Company’s legal fees and costs. During the fiscal year ended August 31, 2022, the case was settled within the Company’s insurance policy limits with no admission of guilt by the Company, and there were no additional costs incurred.

c)	The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. An arbitration hearing was held in December 2022. The decision of the arbitrator is not expected until February 2023, and therefore it is speculative to predict as to its outcome.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2022 and August 31, 2022 and its results of operations and cash flows for the three month periods ended November 30, 2022 and 2021 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2022 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2023. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

Results of Operations

Sales in the first quarter of fiscal 2023 were 3% lower than the sales in the first quarter of fiscal 2022. Even with the slight decline in overall sales, several of our product lines continued to build upon the strong volumes recorded in the fourth quarter of fiscal 2022. Fencing products, both wood and metal, experienced volume increases which was aided by a decline in domestic US shipping and freight rates. The high freight charges which were prevalent in fiscal 2022 made the overall costs of shipping our bulkier fence products prohibitively high for our customers and had a significant impact on our orders.

Sales of some of our pet products, particularly larger kennels and crates, were down in the first quarter. This was largely due to an issue with one existing customer which restricted our sales to them this quarter. The issue has since been resolved and we are getting back on track to ramp up our sales to this customer in the 3rd quarter of this fiscal year.

Freight costs, both domestic and international, have continued to fall from their 2022 highs which should improve our margins going forward. However, we are presently working off our higher cost inventory which we purchased in fiscal 2022. Even though this had the effect of constraining our margins during the current period, we were still able to improve our gross margin to 22.7% compared to 19.1% recorded in Q1 of fiscal 2022 and from the 21.9% margin we had for all of fiscal 2022.

Although our inventory position at the end of the first quarter is higher than our historical position, it has us well positioned to meet our expected sales during the second and into the third quarter. It also allows us to avoid the manufacturing and shipping disruptions around Chinese New Year and any unplanned disruptions due to rising COVID rates in China. We don’t anticipate any significant additions to our inventory during the second quarter except in fencing which is due to a new consignment sales agreement with a major retailer. This new agreement changes our long-time sales relationship to a consignment sales agreement for their stores in several states. This strengthens our relationship by making Jewett-Cameron their preferred supplier for cedar fencing. It will require us to position larger amounts of inventory at each store within the contract area. Although we will need to acquire additional inventory in the second quarter in order to initially fully stock each store covered under the agreement, it will reduce our storage costs as it will reduce the amount of inventory we will have at our warehouse. This arrangement will also provide us with greater visibility on what products are selling in each location, and improve our ability to meet market demands.

We are continuing to add new products that complement our traditional strengths. To expand our eco-friendly product line, we have signed a new distribution agreement with SECOS Group of Australia to be the exclusive distributor of their MyEcoWorld® sustainable bag products in the US and Canada. We currently source our compostable Lucky Dog Poop Bags made from corn starch and other natural renewable resources from SECOS, which will continue under a separate agreement. Consumers are seeking more environmentally friendly alternatives to conventional hydrocarbon derived plastic products. This new contract allows Jewett-Cameron to expand our product line of sustainable products, including bin liners and other pet products. We intend to begin marketing these products to big box store customers and other retailers in the 3rd quarter of fiscal 2023. Under the agreement with SECOS, we have a minimum sales target of $2.8 million by March 31, 2024 to maintain our exclusivity.

In November, we appointed Chief Financial Officer Mitch Van Domelen to the additional position of Corporate Secretary. Michael Nasser, the former Corporate Secretary and co-founder of the Company, will continue to serve Jewett-Cameron as a Director. We also appointed a new Independent Director to the Board. Mike Henningsen is an experienced distribution business professional. From 1999 to 2018, Mr. Henningsen was Chairman & President of Henningsen Cold Storage, a fourth-generation family business founded in 1923 headquartered in Hillsboro Oregon with logistics facilities in six states. Prior to joining Henningsen Cold Storage in 1988, he served as a Commercial Loan Officer for Wells Fargo Bank. Besides his Board position with Jewett-Cameron, he also serves on the Boards of Parr Lumber Company, Willamette Windows, and the Southwest Washington Chapter of the American Red Cross. He also serves as an advisor to the Professional Benefit Services Board in Salem and on the Board of Trustees of Pacific University in Forest Grove, Oregon and the Columbia River Maritime Museum in Astoria, Oregon. Mr. Henningsen holds both a Bachelors of Science in Business Management and an MBA from the University of Oregon.

As of November 30th, we have drawn $7.6 million against our $10 million bank line of credit. We expect to utilize a portion of the available $2.4 million to fund our required inventory build of wood fencing needed for our new consignment sales agreement. Otherwise, we do not anticipate any further significant purchases of inventory during the second quarter as our current inventory position of our other products are sufficient to meet our expected sales in the second quarter into the third quarter. This is expected to allow us to more effectively manage our working capital in fiscal 2023.

The economic conditions in the US will remain a challenge for the remainder of fiscal 2023. The continuing higher food, energy and housing costs are restricting consumer’s discretionary income which may restrain our ability to grow sales in the near-term. Our inventory on-hand was primarily purchased during the period of historically high raw material and freight costs. Even though those costs have declined from their 2022 highs, our high inventory costs will restrain our gross profit in 2023 until such time as we are able to cycle through our existing inventory and replace it with lower cost goods. The rate of inflation is also expected to remain high, and we may not be able to increase our prices in response as quickly as our costs could rise which would also have a negative effect on our margins and profitability.

Our management is committed to work through these challenges. We are focusing on growing our core products and strengthening our relationships with our customers and suppliers. Since the end of the COVID emergency, we have resumed our regular practice of meeting in person with our customers and suppliers. Management has recently met in person with each of our primary customers and key suppliers. These meetings have been successful in helping us formulate strategies together to better navigate this difficult economic environment as well as discuss significant opportunities for both new and existing products. We are also improving our own operational procedures by leveraging our recent strategic investments we have made in new and updated facilities, technologies, and specialty personnel. These investments have improved our ability to manage the business and will ultimately result in a more focused product line, more efficient shipping and receiving, and lower costs going forward.

Three Months Ended November 30, 2022 and 2021

For the three months ended November 30, 2022, sales were $12,577,500 compared to sales of $12,917,724 for the three months ended November 30, 2021. This is a decrease of $340,224, or 3%. Gross profit, however, increased by $394,837, or 16%, primarily due to lower freight costs and a more favorable sales mix of higher margin products.

Sales at JCC were $11,619,082 for the three months ended November 30, 2022 compared to sales of $11,845,884 for the three months ended November 30, 2021, which was a slight decrease of $226,802, or 2%. Fencing products were strong in the current quarter. However, pet kennels and crates declined due to a temporary issue with a major customer which has now been resolved. During the quarter, we continued to liquidate certain inventory located in Europe and some obsolete inventory located in the US. Operating loss for JCC was ($156,651) compared to an operating loss of ($699,697) for the quarter ended November 30, 2021. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $606,909 for the three months ended November 30, 2022 compared to sales of $534,112 for the three months ended November 30, 2021, which was an increase of $72,297, or 14%. Greenwood’s sales have been heavily impacted by the COVID-19 pandemic, as many of their products are sold to municipalities and larger transit operators which continue to see reduced demand for transit services. Management is actively recruiting new brokers to both open new sales channels and broaden its customer base. For the quarter, Greenwood had an operating loss of ($44,246) compared to operating income of $69,950 for the three months ended November 30, 2021.

Sales at JCSC declined to $351,509 for the three months ended November 30, 2022 compared to sales of $537,729 for the three months ended November 30, 2021. The lower sales are attributable to lower market prices for grass seed and red clover, which are JCSC’s two most prominent products. Management has decided to hold inventory and not sell at the present depressed prices and instead seek higher selling prices in future quarters. Operating loss for JCSC for the quarter was ($27,818) compared to an operating loss of ($101,350) for the quarter ended November 30, 2021.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2022, JC USA had operating income of $121,040 compared to operating income of $246,640 for the quarter ended November 30, 2021. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2022 was 22.7% compared to 19.1% for the three months ended November 30, 2021. Although the high raw material and shipping and logistic expenses experienced in fiscal 2022 have now begun to decline, we are selling through our inventory acquired with these record high costs which continues to pressure our margins.

Operating expenses declined slightly to $2,866,498 in the three months ended November 30, 2022 from $2,932,044 for the three months ended November 30, 2021. Selling, General and Administrative Expenses fell to $826,807 from $988,288. Wages and employee benefits rose to $1,928,155 from $1,874,118 as additional personnel in specialty areas were added and other wages increased in response to the broad wage inflation being experienced by most industries throughout the area and the United States. Depreciation and Amortization increased to $111,536 from $69,638. Other items were interest expense of ($86,552) related to the borrowing on the Company’s bank line of credit.

The loss before income taxes was ($93,350) for the quarter ended November 30, 2022 compared to a loss of ($484,457) for the quarter ended November 30, 2021. Income tax recovery in the current quarter was $19,590 compared to income tax recovery in the year-ago quarter of $93,316. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect. The net loss for the quarter ended November 30, 2022 was ($73,760), or ($0.02) per share, compared to a net loss of ($391,141), or ($0.11) per share, for the quarter ended November 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2022, the Company had working capital of $19,212,728 compared to working capital of $19,207,874 as of August 31, 2022, an increase of $4,854. Cash and cash equivalents totaled $1,742,482, an increase of $1,258,019 from cash of $484,463. The increase was due to the timing of collection of accounts receivable, which fell to $5,237,397 from $7,191,646, and fewer expenditures for the acquisition of new inventory during the quarter. Inventory increased by $1,370,146 to $22,002,459 from $20,632,313. Prepaid expenses, which is largely related to down payments for future inventory purchases, decreased by $488,461 to $624,114. Prepaid income taxes fell to $208,551 from $208,963.

Current liabilities increased slightly to $10,602,275 from $10,422,086. The Company drew an additional $600,000 against its line of credit during the quarter which increased the amount borrowed to $7,600,000 from $7,000,000 as of August 31, 2022. Accounts payable declined to $1,381,077 from $1,566,047, and accrued liabilities declined to $1,621,198 from $1,856,039.

As of November 30, 2022, accounts receivable and inventory represented 91% of current assets and 79% of total assets compared to 86% of current assets and 74% of total assets as of November 30, 2021. For the three months ended November 30, 2022, the accounts receivable collection period, or DSO, was 38 days compared to 42 days for the three months ended November 30, 2021. Although the Company’s level of non-current and past-due invoices is not a significant percentage of its overall accounts receivable, management made a concerted effort to collect on these invoices during the current quarter which is primarily responsible for the decline in the DSO. Inventory turnover to the three months ended November 30, 2022 was 200 days compared to 135 days for the three months ended November 30, 2021 which reflects the higher levels of inventory currently on hand.

External sources of liquidity include a line of credit from U.S. Bank of $10,000,000. As of November 30, 2022, the Company had a borrowing balance of $7,600,000, leaving $2,400,000 available. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which ames of November 30, 2022 was 5.39% (3.82% + 1.57%). The line of credit has certain financial covenants. The Company is in compliance with these covenants.

During the quarter, the Company issued 3,557 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed average price of $6.55 per share for a total cost of $23,303.

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the Bank Line of Credit, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the remainder of fiscal 2023.

OTHER MATTERS

Inflation

Historically, inflation has not been a significant issue for the Company. However, beginning in fiscal 2021, a number of product costs increased substantially, including raw materials, energy, and transportation/logistical related costs.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and throughout 2022 has also had a negative effect on the Company’s interest expense paid for its borrowing under its Bank Line of Credit. The interest rate paid by the Company has increased from 1.83% as of November 30, 2021 to 5.39% as of November 30, 2022.

Environmental, Social and Corporate Governance (ESG)

Jewett-Cameron endeavors to be a good steward and provide sustainable products with a positive impact. We strive to operate and grow in a way that honors our environment and relationships for the long term. This also aligns with one of our three value pillars: stewardship.

Environmental

For our metal products, the goal is that 90% of materials can be recycled. Our suppliers are audited to strict commercial and fair practice standards, including our own supplier qualifications regarding facilities, capacity, labor practices, and environmental awareness. Packaging is designed to maximize recyclability and re-use and minimize non-recycled materials, and all waste materials in our own facilities are segregated to maximize recycling. Our facilities have replaced high energy consumption infrastructure with energy efficient HVAC and lighting during our recent remodel.

Active products and designs utilize either recycled or non-petroleum-based plastics to enhance recycling and composting. This includes the recently introduced compostable dog waste bag made from corn starch and other natural, renewable resources, that is less reliant on fossil fuels used in traditional plastic bags. We also dedicate a percentage of sales to support environmental cleanup efforts.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,360 shares for the three months ended November 30, 2022. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2022, our top ten customers represented 89% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $10,000,000, of which $2,400,000 is currently available. We are currently in compliance with the requirements of our existing line of credit. If we lost access to this credit it could become impossible to pay some of our creditors on a timely basis.

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2022. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company has a line of credit whose interest rate may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The interest rate paid by the Company on its Bank Line of Credit has increased from 1.83% as of November 30, 2021 to 5.39% as of November 30, 2022.

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

The Company has initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. The arbitration proceedings were held in early December 2022. The arbitrator’s decision is expected in February 2023. While the company feels it successfully defended its rights and presented a strong case in the arbitration hearing, it is speculative to predict the arbitrator’s decision and the amount of any damages that may be awarded to the Company, if any.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 17, 2023	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: January 17, 2023	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Corporate Secretary and Chief Financial Officer

