Form 10-Q
period 2023-02-28
JEWETT CAMERON TRADING CO LTD
filed 2023-04-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,498,899 common shares as of April 13, 2023.

Jewett-Cameron Trading Company Ltd.

1

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2023

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2023	August 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$268,389	$484,463
Accounts receivable, net of allowance of $0 (August 31, 2022 - $0)	4,261,256	7,191,646
Inventory, net of allowance of $449,707 (August 31, 2022 - $800,000) (note 3)	23,079,647	20,632,313
Prepaid expenses	794,566	1,112,575
Prepaid income taxes	208,138	208,963

Total current assets	28,611,996	29,629,960

Property, plant and equipment, net (note 4)	4,931,022	4,828,420

Intangible assets, net (note 5)	32,822	33,358

Deferred tax assets (note 6)	397,990	24,998

Total assets	$33,973,830	$34,516,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$710,174	$1,566,047
Bank indebtedness (note 7)	8,500,000	7,000,000
Accrued liabilities	1,691,501	1,856,039

Total liabilities	10,901,675	10,422,086

Stockholders’ equity
Capital stock (note 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,498,899 common shares (August 31, 2022 –3,495,342)	825,468	824,629
Additional paid-in capital	765,055	742,591
Retained earnings	21,481,632	22,527,430

Total stockholders’ equity	23,072,155	24,094,650

Total liabilities and stockholders’ equity	$33,973,830	$34,516,736

Subsequent Events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the end of February		Six Month Periods to the end of February
	2023	2022	2023	2022

SALES	$8,143,421	$14,060,751	$20,720,921	$26,978,475

COST OF SALES	6,222,879	10,636,524	15,940,679	21,089,386

GROSS PROFIT	1,920,542	3,424,227	4,780,242	5,889,089

OPERATING EXPENSES
Selling, general and administrative expenses	1,096,090	684,116	1,922,897	1,672,403
Depreciation and amortization	88,079	84,071	199,615	153,709
Wages and employee benefits	1,946,458	1,959,300	3,874,613	3,833,418
Total Operating Expenses	3,130,627	2,727,487	5,997,125	5,659,530

(Loss) income from operations	(1,210,085)	696,740	(1,216,883)	229,559

OTHER ITEMS
Other income	—	2,000	—	5,000
Interest expense	(114,530)	(30,620)	(201,082)	(50,896)
Accrual for legal claim	—	(300,000)	—	(300,000)
Total other items	(114,530)	(328,620)	(201,082)	(345,896)

(Loss) income before income taxes	(1,324,615)	368,120	(1,417,965)	(116,337)

Income tax recovery (expense)	352,577	(98,300)	372,167	(4,985)

Net (loss) income	$(972,038)	$269,820	$(1,045,798)	$(121,322)

Basic (loss) earnings per common share	$(0.28)	$0.08	$(0.30)	$(0.03)

Diluted (loss) earnings per common share	$(0.28)	$0.08	$(0.30)	$(0.03)

Weighted average number of common shares outstanding:
Basic	3,498,899	3,492,842	3,497,543	3,491,969
Diluted	3,498,899	3,492,842	3,497,543	3,491,969

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2021	3,489,161	$823,171	$687,211	$21,363,307	$22,873,689

Shares issued pursuant to compensation plans (note 9)	3,681	868	38,518	—	39,386
Net loss	—	—	—	(121,322)	(121,322)

February 28, 2022	3,492,842	$824,039	$725,729	$21,241,985	$22,791,753

Shares issued pursuant to compensation plans (note 9)	2,500	590	16,862	—	17,452
Net income	—	—	—	1,285,445	1,285,445

August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650

Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net loss	—	—	—	(1,045,798)	(1,045,798)

February 28, 2023	3,498,899	825,468	765,055	21,481,632	23,072,155

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period at the end of February,	Six Month Period at the end of February,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,045,798)	$(121,322)
Items not involving an outlay of cash:
Depreciation and amortization	199,615	153,709
Stock-based compensation expense	23,303	39,386
Deferred income taxes	(372,992)	8,889

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	2,930,390	(2,050,751)
Increase in inventory	(2,447,334)	(4,238,783)
Decrease (increase) in prepaid expenses	318,009	(254,073)
Increase (decrease) in accounts payable and accrued liabilities	(1,020,411)	591,335
Decrease (increase) in prepaid income taxes	825	(5,247)

Net cash used in operating activities	(1,414,393)	(5,876,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(301,681)	(908,401)

Net cash used in investing activities	(301,681)	(908,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	1,500,000	6,500,000

Net cash provided by financing activities	1,500,000	6,500,000

Net decrease in cash	(216,074)	(285,258)

Cash, beginning of period	484,463	1,184,313

Cash, end of period	$268,389	$899,055

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

FEBRUARY 28, 2023

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

A number of external factors can adversely affect general workforces, economies and financial markets globally. Examples include, but are not limited to, the COVID-19 global pandemic and political conflict in other regions. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and their effect on the Company’s business, financial condition, or ability to raise funds.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2023, cash and cash equivalents were $268,389 compared to $484,463 at August 31, 2022.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

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

The earnings per share data for the three and six month periods ended February 28, 2023 and 2022 are as follows:

	Three Month Periods ended February 28,		Six Month Periods ended February 28,

	2023	2022	2023	2022

Net (loss) income	$(972,038)	$269,820	$(1,045,798)	$(121,322)

Basic weighted average number of common shares outstanding	3,498,899	3,492,842	3,497,543	3,491,969

Effect of dilutive securities
Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,498,899	3,492,842	3,497,543	3,491,969

The Company has no items of other comprehensive income in any year presented. Therefore, net income presented in the consolidated statements of operations equals comprehensive income.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

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

Bank Indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 28, 2023 and August 31, 2022 is as follows:

	February 28, 2023		August 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$268,389	$268,389	$484,463	$484,463
Accounts receivable, net of allowance	4,261,256	4,261,256	7,191,646	7,191,646
Accounts payable and accrued liabilities	2,401,675	2,401,675	3,422,086	3,422,086
Bank indebtedness	8,500,000	8,500,000	7,000,000	7,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$268,389	$268,389	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

3.	INVENTORY

A summary of inventory is as follows:

	February 28, 2023	August 31, 2022

Wood products and metal products	$22,355,455	$20,130,063
Agricultural seed products	724,192	502,250

Inventory Net	$23,079,647	$20,632,313

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2023	August 31, 2022
Office equipment	$648,978	$636,501
Warehouse equipment	1,714,239	1,504,867
Buildings	6,172,975	6,168,080
Land	559,065	559,065
Property, Plant and Equipment, Gross	9,095,257	8,868,513

Accumulated depreciation	(4,164,235)	(4,040,093)

Net book value	$4,931,022	$4,828,420

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

5.	INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2023	August 31, 2022

Intangible assets	$50,695	$50,695

Accumulated amortization	(17,873)	(17,337)

Net book value	$32,822	$33,358

6.	DEFERRED INCOME TAXES

Deferred income tax asset as of February 28, 2023 of $397,990 (August 31, 2022 - $24,998) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

7.	BANK INDEBTEDNESS

Bank indebtedness under the Company’s $10,000,000 line of credit as of February 28, 2023 was $8,500,000 (August 31, 2022 - $7,000,000).

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of February 28, 2023 was 6.12% (4.55% + 1.57%).

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of February 28, 2023, the maximum number of shares available to be issued under the Plan was 17,074.

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

During the six-month period ended February 28, 2023, the Company issued 3,557 common shares (six months ended February 28, 2022 – 3,681 common shares) to officers, directors and employees under the RSA. The value of these shares was $23,303 (2022 - $39,386).

10.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the six-month periods ended February 28, 2023 and 2022 the 401(k) compensation expense were $276,780 and $288,216, respectively.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

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

Following is a summary of segmented information for the six-month periods ended February 28, 2023 and 2022.

	2023	2022

Sales to unaffiliated customers:
Industrial wood products	$939,600	$1,119,670
Lawn, garden, pet and other	18,871,381	24,203,362
Seed processing and sales	909,940	1,655,443
	$20,720,921	$26,978,475

(Loss) income before income taxes:
Industrial wood products	$(105,466)	$43,946
Lawn, garden, pet and other	(1,572,114)	(569,856)
Seed processing and sales	(11,329)	(121,748)
Corporate and administrative	270,944	531,321
	$(1,417,965)	$(116,337)

Identifiable assets:
Industrial wood products	$827,085	$592,882
Lawn, garden, pet and other	25,781,691	27,893,913
Seed processing and sales	856,663	1,010,607
Corporate and administrative	6,508,391	6,659,285
	$33,973,830	$36,156,687
Capital expenditures:
Industrial wood products	$—	$—
Lawn, garden, pet and other	—	—
Seed processing and sales	—	—
Corporate and administrative	301,681	908,401
	$301,681	$908,401

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2023 and 2022:

	2023	2022

Sales	$12,630,634	$13,029,830

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

11.	SEGMENT INFORMATION (cont’d…)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2023 and 2022:

	2023	2022

United States	$19,929,828	$25,657,040
Canada	354,185	426,425
Europe	40,525	24,913
Mexico/Latin America/Caribbean	301,615	632,334
Asia/Pacific	94,768	237,763

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2023 and 2022.

12.	RISKS

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

At February 28, 2023, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 67%. At February 28, 2022, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 69%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2023, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $9,895,011. For the six months ended February 28, 2022, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $14,000,039.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2023 and 2022 are summarized as follows:

	2023	2022

Cash paid during the periods for:
Interest	$186,906	$50,896
Income taxes	$—	$—

There were no non-cash investing or financing activities during the periods presented.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) FEBRUARY 28, 2023 (Unaudited)

14.	LEGAL PROCEEDINGS

a)	An association of District Attorneys in the State of California contacted the Company in regards to their investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company's, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. During the year ended August 31, 2022, the Company entered into a final settlement agreement which resulted in a $300,000 fine to the Company paid over a four-month period with no admission of guilt by the Company.

b)	The Company was one of three named defendants in a Civil Action in Pennsylvania. The matter was an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company’s applicable liability insurer provided the defense covering the Company’s legal fees and costs. During the fiscal year ended August 31, 2022, the case was settled within the Company’s insurance policy limits with no admission of guilt by the Company, and there were no additional costs incurred.

c)	In fiscal 2021, the Company initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. The arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision and ruled in favor of the Company on all of its claims, and the monetary award is pending. The Company has requested damages and costs including attorneys’ fees, but the ultimate amount of the award is currently uncertain.

15.	SUBSEQUENT EVENTS

The Company has drawn an additional $1,000,000 against its bank line of credit which leaves $500,000 available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2023 and August 31, 2022 and its results of operations and cash flows for the three and six month periods ended February 28, 2023 and 2022 in accordance with U.S. GAAP. Operating results for the three and six month periods ended February 28, 2023 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2023. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

Tariffs

The Company’s metal products and some of its sustainable bag products are manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 10, 2019. A number of the Company’s products manufactured in China have been subject to duties of 25% when imported into the United States.

These new tariffs were temporarily reduced on many of the Company’s imported products in September 2019 under a deemed one-year exemption. The 25% tariff rate was restored on the Company’s products in September 2020 when the exemption expired.

Results of Operations

Our results in the second quarter of fiscal 2023 were disappointing as we have encountered multiple complications from the broader economic climate. Sales in the second quarter of fiscal 2023 were 42% lower than the sales in the second quarter of fiscal 2022, and sales for the current six-month period were down 23% from the prior year’s period. However, an important factor in the dip was due to the continuing winter weather across much of the United States that caused many of our usual customers to delay their initial Spring merchandise purchases.

The historically bad and unseasonal weather that much of the United States experienced in January and February and extended into the first part of Spring has compelled many of our customers, particularly retail hardware and Big Box stores, to continue devoting inventory and floor space to cold weather products. This pushed back their initial Spring and Summer ordering until the weather improves. This has negatively affected our second quarter revenues and many of the orders from these customers we historically have received and shipped at the end of the period did not occur this year. Although these orders have now begun to arrive and product is being shipped in the third quarter, our past experience with other years where extended winter weather delayed initial seasonal orders is that this is likely to result in a decline in overall sales due to the shortened Spring and Summer sales season.

We recently signed a new sales agreement with one of our major lumber customers that has been progressing well. The nature of this new agreement means we have also changed how we recognize these sales which has caused a large amount of sales that would have previously been recorded in the second fiscal quarter to instead be pushed into the third quarter. Over the entire year, this new arrangement should be positive for the Company as it provides us with more regular and predictable fencing sales with this customer than we had previously. We are also beginning to have discussions with the customer about extending the agreement to more of their distribution centers that we are continuing to serve under our prior sales agreements.

Sales of some of our pet products, particularly larger kennels and crates, were down in the current six months. This was largely due to an issue with one existing customer which restricted our sales to them in the period. The issue has since been resolved and we are getting back on track to ramp up our sales to this customer in the 3rd quarter of this fiscal year. We have also relaunched our well-reviewed STAY™ Series kennels, which we anticipate will accelerate sales in the second half. During the period a supplier experienced a manufacturing issue with a different one of our pet products. They are correcting this issue which will allow us to resume sales of this product.

We are continuing our efforts to improve operations at both Greenwood and JC Seed. At Greenwood, our primary customers are in the transit sector which is an area that continues to suffer post-COVID 19. We are actively seeking new traders to both bring on new customers in other sectors, such as construction, as well as take advantage of appealing new opportunities for our existing products, such as fabricated panels. At JCSC, the poor weather has had an effect on both pricing and demand for grass seed, which is one of their two largest products.

Our new MyEcoWorld® sustainable bag products will officially launch in the 3rd quarter. Under our distribution agreement with SECOS Group of Australia, Jewett-Cameron is the exclusive distributor of their MyEcoWorld® sustainable bag products in the US and Canada. We have already begun to fulfill orders from major distributors for grocery store placements for our first set of products to launch. This new sustainable product line fits very well into our goal of bringing premium and innovative products to the market. We are optimistic of the potential of this new product line to grow into a significant segment of our business over time as consumers are increasingly seeking more environmentally friendly alternatives to conventional hydrocarbon derived plastic products. Our success with our compostable poop bag since its launch several years ago indicates these products are less seasonal and can provide positive contributions to our historically lower revenue quarters.

In fiscal 2021, we filed for arbitration against one of our former distributors asserting a breach of the distribution agreement. The arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision in favor of the Company on all of our claims. We are seeking damages and our costs. The monetary award is pending, and the amount of any recovery is currently uncertain. Our costs to pursue this action have been sizeable, particularly during the current six-month period. Regardless of the ultimate recovery in this case, Jewett-Cameron will continue to vigorously defend its patents, trademarks and contractual agreements.

Our inventory position at the end of the second quarter remains higher than our historical position. During the period, our new fencing sales agreement with a major customer required us to build up our initial cedar fencing position, but this extra inventory is now being drawn down as our customer begins shipping product to their stores for the Spring season. The company is well positioned to fulfill both its current and its anticipated orders during the Spring and Summer seasons. Our cash flow and working capital should improve in the second half of the fiscal year as seasonal sales pick up while our inventory levels are expected to be reduced by our year-end of August 31st.

Gross margin for the current six-month period was 23.1%. This is an improvement over the 21.8% margin recorded in comparable prior year’s period, and the 21.9% margin we had for all of fiscal 2022. Both transportation and raw material costs have been declining from the highs experienced in fiscal 2022. We are continuing to work off our higher priced inventory acquired when freight costs were at their highest. As this inventory is replaced, our costs of goods will decline. Inflation is also beginning to moderate, which should further allow our selling prices to catch up to our costs. This was a definite problem in 2022 as we were unable to fully pass through our rapidly rising costs to our customers.

The COVID-19 pandemic massively altered markets worldwide and caused significant distortions at every level, including significant shifts in buying patterns of suppliers, retailers and customers. As a result, the buying patterns of our customers have suddenly become very difficult to predict as they themselves are struggling with the significantly changed buying practices of their consumer customers. This has disrupted our forecasting and traditional year-over-year comparisons and caused us to significantly revise our planning and sales models. Our integrated ERP software which became operational in February 2021 is providing us with a better understanding of these newly altered patterns which we are using to better predict our optimal ordering and inventory requirements in future periods.

Our management is continuing its focus on growing our core products and strengthening our relationships with our customers and suppliers. The end of the pandemic emergency has allowed us to resume our regular practice of meeting in person with our customers and suppliers to jointly develop strategies to navigate the difficult market conditions. We also continue to discuss significant opportunities for both new and existing products. The significant investments we made in our facilities, technologies, and specialty personnel were essential in order to modernize Jewett-Cameron. They have significantly improved our ability to manage our business and confront the rapidly changing economic climate. This will ultimately result in a more focused and optimized product line, more efficient shipping and receiving, and reducing our costs.

Post-pandemic economic conditions in the US have been challenging and are expected to continue to be difficult during the second half of fiscal 2023. Although the rate of inflationary growth has begun to slow, costs of food, energy and housing currently remain much higher than the rates of recent years. This is restricting consumers’ discretionary income and willingness to spend on consumer goods which is echoed by many national retailers in their own statements and forecasts. This may restrain our ability to grow sales in the near-term. Our management is actively addressing these issues, and we remain optimistic about the Company’s ability to successfully implement its strategy going forward.

Three Months Ended February 28, 2023 and 2022

For the three months ended February 28, 2023, sales were $8,143,421, which was a decrease of $5,917,330, or 42%, from sales of $14,060,751 for the three months ended February 28, 2022.

Sales at JCC were $7,252,299 for the three months ended February 28, 2023 compared to sales of $12,357,478 for the three months ended February 28, 2022. This represents a decrease of $5,105,179, or 41%. A primary reason for the decline was the extremely cold and wet weather that persisted across all of the United States during the quarter. This caused many of our customers, including the big box retailers, to significantly delay their initial Spring orders as they continued to focus on sales of winter related products to meet consumer demand. Quarter-over-quarter comparisons were also negatively affected by our recent switch to a new sales agreement for fencing for one of our major customers. This changeover includes a change in the timing of when we recognize revenue to this customer and was responsible for a major portion of the overall decline in sales during the quarter. However, it is likely that many of those sales which previously would have occurred in the second quarter will now be recorded in third and fourth quarters as those stores receive the product in their seasonal rotation of their in-store inventory to Spring and Summer products, including fencing and related hardware. Operating loss for the current quarter was ($1,415,462) compared to an operating profit of $129,841 for the quarter ended February 28, 2022. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood fell to $332,691 from sales of $585,559 for the three months ended February 28, 2022, which is a decrease of $252,868, or 43%. Greenwood’s sales continue to be impacted by impacts of the COVID-19 shutdowns, as many of their products are sold to municipalities and larger transit operators who are experiencing lower ridership and demand for their services. Sales in the current quarter were also negatively affected by weather related transportation issues, as some shipments were delayed and will instead be recorded in the third fiscal quarter. For the three months ended February 28, 2023, Greenwood had an operating loss of ($61,221) compared to an operating loss of ($26,003) for the three months ended February 28, 2022.

Sales at JCSC were $558,923 compared to sales of $1,117,714 for the three months ended February 28, 2022, which was a decrease of $558,791, or 50%. The prolonged winter weather in the second quarter suppressed demand and pricing for grass seed, one of JCSC’s largest products. Seed is a commodity, and there is little to differentiate the Company’s product from others in the marketplace. This places the Company more at the mercy of outside factors, such as weather, grower decisions, and economic cycles. Increased competition and pricing restraints are currently limiting our ability to grow our sales. Operating profit at JCSC for the quarter ended February 28, 2023 was $16,490 compared to an operating loss of ($20,398) for the quarter ended February 28, 2022.

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 28, 2023, JC USA had an operating profit of $135,578 compared to a profit of $284,681 for the quarter ended February 28, 2022. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended February 28, 2023 was 23.6% compared to 24.4% for the three months ended February 28, 2022. The decline was primarily due to higher raw material and shipping costs in the current quarter compared to those prevailing in the prior-year’s period.

Operating expenses increased by $403,140 to $3,130,627 compared to expenses of $2,727,487 for the three months ended February 28, 2022. An important factor in the increase was greater spending on Professional Fees, including attorney’s fees, related to the Company’s ongoing arbitration action against a former distributor which resulted in a decision in the Company’s favor in February 2023. The higher Professional Fees are included in Selling, General and Administrative Expenses, which increased to $1,096,090 from $684,116. Wages and Employee Benefits declined slightly to $1,946,458 from $1,959,300. Depreciation and Amortization increased to $88,079 from $84,071. There was no other income in the current quarter. Interest expense related to the Company’s Bank Line of Credit was ($114,530) compared to ($30,620) as the increase in interest rates has negatively affected the rate the Company pays on its borrowing.

Income tax recovery for the three-month period ended February 28, 2023 was $352,577 compared to income tax expense of ($98,300). The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended February 28, 2023 was ($972,038), or ($0.28) per basic and diluted share, compared to a net profit of $269,820, or $0.08 per basic and diluted share, for the quarter ended February 28, 2022.

Six Months Ended February 28, 2023 and February 28, 2022

For the six months ended February 28, 2023 sales decreased by $6,257,554, or 23%, to $20,720,921 from sales of $26,978,475 recorded in the six month period ended February 28, 2022.

Sales at JCC were $18,871,381 for the six months ended February 28, 2023 compared to sales of $24,203,362 for the six months ended February 28, 2022, which was a decrease of $5,331,981, or 22%. The prolonged cold and wet weather which prevailed across the United States during the second quarter delayed many customers from their usual pattern of ordering their warmer weather products for the start of the Spring season. The switch to a new sales program for a large fencing customer has also shifted the recognition of much of the sales to this customer that historically occurred in the second quarter into the upcoming third quarter. Sales during the current six months were also negatively affected by our decision to liquidate certain inventory located in Europe, and some outside issues with certain of our other products at both the supplier and customer level which we believe will be fully resolved shortly. Operating loss at JCC for the current six month period was ($1,572,114) compared to an operating loss of ($569,856) for the six months ended February 28, 2022. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $939,600 for the current six-month period compared to sales of $1,119,670 for the six months ended February 28, 2022. This represents a decrease of $180,070, or 16%. Many of Greenwood’s largest customers are transit operators who continue to be negatively affected by the COVID related reduction in transit demand. In response, management is working to grow Greenwood by recruiting new brokers to add new customers not only within the transportation industry, but also those in other industries that Greenwood has traditionally not targeted, such as the housing and construction sectors. For the six months ended February 28, 2023, Greenwood had an operating loss of ($105,466) compared to an operating profit of $43,956 for the six months ended February 28, 2022.

Sales at JCSC for the six months ended February 28, 2023 were $909,940 compared to sales of $1,655,443 for the six months ended February 28, 2022. This represents a decrease of $745,503, or 45%. Lower market prices for grass seed and red clover, which are JCSC’s two most prominent products, directly affected revenue. Demand was also lower than usual during the second half of the period due to the wet and cold weather which prevailed across the United States and served to push back the traditional planting season for residential and landscaping grass. For the six months ended February 28, 2023, JCSC had an operating loss of ($11,329) compared to an operating loss of ($121,748) for the six months ended February 28, 2022. The results in the prior period were negatively affected by higher equipment and property maintenance expenses which did not occur in the current period.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $270,944 for the six months ended February 28, 2023 compared to operating income of $531,321 for the six months ended February 28, 2022. The results of JC USA are eliminated on consolidation.

Gross margin for the six-month period ended February 28, 2023 was 23.1% compared to 21.8%. The improved margin in the current period was largely due to moderating raw material and transportation costs. The lower margin in the prior period was primarily due to a less favorable sales mix of lower margin wood products in conjunction with the higher raw material and shipping costs, both of which rose rapidly in fiscal 2022.

Operating expenses for the six months ended February 28, 2023 rose to $5,997,125 from $5,659,530. Selling, General and Administrative Expenses increased to $1,922,897 from $1,672,403. Higher spending on Professional Fees, including attorney’s fees related to the Company’s recent arbitration victory against a former distributor, was an important contributor to the increase. Wages and Employee Benefits increased slightly to $3,874,613 from $3,833,418. Depreciation and Amortization increased to $199,615 from $153,709 for the six months ended February 28, 2022. Interest expense on the Bank Line of Credit was ($201,082) compared to ($50,896) due to an increase in the amounts borrowed and higher interest rates. The results in the prior year’s six-month period was negatively affected by the Company’s accrual of $300,000 for the settlement of claims brought by the Association of California District Attorneys regarding the labeling and marketing of the Company’s dog waste bags.

Income tax recovery for the six months ended February 28, 2023 was $372,167 compared to an expense of $4,985 for the six months ended February 28, 2022. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the six months ended February 28, 2023 was ($1,045,798), or ($0.30) per basic and diluted share, compared to a net loss of ($121,322), or ($0.03) per basic and diluted share, for the six months ended February 28, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2023, the Company had working capital of $17,710,321 compared to working capital of $19,207,874 as of August 31, 2022, a decrease of $1,497,553.

Cash and cash equivalents totaled $268,389, a decrease of $216,074 from cash of $484,463. The decrease was due to the timing of expenditures and collection of accounts receivable, which fell to $4,261,256 from $7,191,646. Inventory increased by $2,447,334 to $23,079,647 from $20,632,313. Prepaid expenses, which is largely related to down payments for future inventory purchases, decreased by $318,009 to $794,566. Prepaid income taxes declined to $208,138 from $208,963.

Current liabilities increased slightly to $10,901,675 from $10,422,086. The Company drew an additional $1,500,000 against its line of credit during the period which increased the amount borrowed to $8,500,000 from $7,000,000 as of August 31, 2022. Accounts payable declined to $710,174 from $1,566,047 which is directly related to the Company ordering less inventory during the current period. Accrued liabilities declined to $1,691,501 from $1,856,039.

As of February 28, 2023, accounts receivable and inventory represented 96% of current assets and 80% of total assets compared to 88% of current assets and 77% of total assets as of February 28, 2022. For the three months ended February 28, 2023, the accounts receivable collection period, or DSO, was 47 compared to 58 for the three months ended February 28, 2022. For the six-month period ended February 28, 2023, the DSO was 37 compared to 61 for the six months ended February 28, 2022. Although the Company’s level of non-current and past-due invoices is not a significant percentage of its overall accounts receivable, management made a concerted effort to collect on these invoices during the current quarter which is primarily responsible for the decline in the DSO. Inventory turnover for the three months ended February 28, 2023 was 326 days compared to 154 days for the three months ended February 28, 2022. For the six months ended February 28, 2022, inventory turnover was 248 days compared to 143 days for the six months ended February 28, 2022. The higher inventory turn in the current periods reflects the higher levels of inventory currently on hand.

External sources of liquidity include a line of credit from U.S. Bank of $10,000,000. As of February 28, 2023, the Company had a borrowing balance of $8,500,000, leaving $1,500,000 available. Subsequent to the end of the period. The Company drew an additional $1,000,000 under the line, leaving $500,000 available. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of February 28, 2023 was 6.12% (4.55% + 1.57%). The line of credit has certain financial covenants. The Company is in compliance with these covenants.

The Company is currently in discussions with its lender U.S. Bank regarding the possibility of either increasing its existing line of credit, or restructuring the existing line into an asset based lending agreement. These changes would potentially provide the Company with additional borrowing power and greater financial flexibility, but would include new financial covenants which the Company would be required to maintain. No agreement has been reached, and there is no guarantee that there will be any change to the Company’s borrowing arrangements.

During the period, the Company issued 3,557 common shares to officers, directors and employees as compensation under the Company’s Restricted Share Plan at a deemed average price of $6.55 per share for a total cost of $23,303.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and throughout 2022 has also had a negative effect on the Company’s interest expense paid for its borrowing under its Bank Line of Credit. The interest rate paid by the Company has increased from 1.83% as of November 30, 2021 to 6.12% as of February 28, 2023.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,650 shares for the six months ended February 28, 2023. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 28, 2023, our top ten customers represented 86% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $10,000,000, of which $500,000 is currently available. We are currently in compliance with the requirements of our existing line of credit. If we lost access to this credit it could become impossible to pay some of our creditors on a timely basis.

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2023. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company has a line of credit whose interest rate may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The interest rate paid by the Company on its Bank Line of Credit has increased from 1.83% as of November 30, 2021 to 6.12% as of February 28, 2023.

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

A consortium of California District Attorneys contacted the Company in regard to possible liabilities related to environmental labeling of its plant-based Lucky Dog Poop Bags previously sold in the State of California. The Company has since modified its product marketing statements in response to their concerns, and during the period ended May 31, 2022, accrued $300,000 in anticipation of a settlement. In June 2022, a settlement was finalized which required the Company to pay the previously accrued $300,000 as a cash fine over a four-month period with no admission of guilt by the Company.

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

The Company initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. The arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision and ruled in favor of the Company on all of its claims, and the monetary award is pending. The Company has requested damages and costs including attorneys’ fees, but the ultimate amount of the award is currently uncertain.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 13, 2023	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: April 13, 2023	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Corporate Secretary and Chief Financial Officer

