Form 10-Q
period 2023-05-31
JEWETT CAMERON TRADING CO LTD
filed 2023-07-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,498,899 common shares as of July 13, 2023.

Jewett-Cameron Trading Company Ltd.

1

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2023

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2023	August 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$2,716,051	$484,463
Accounts receivable, net of allowance of $0 (August 31, 2022 - $0)	7,530,135	7,191,646
Inventory, net of allowance of $449,707 (August 31, 2022 - $800,000) (note 3)	20,529,230	20,632,313
Prepaid expenses	870,148	1,112,575
Prepaid income taxes	—	208,963

Total current assets	31,645,564	29,629,960

Property, plant and equipment, net (note 4)	4,745,987	4,828,420

Intangible assets, net (note 5)	134,399	33,358

Deferred tax assets (note 6)	391,564	24,998

Total assets	$36,917,514	$34,516,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$2,631,045	$1,566,047
Bank indebtedness (note 7)	8,000,000	7,000,000
Accrued liabilities	2,332,148	1,856,039
Income taxes payable	147,215	—

Total liabilities	13,110,408	10,422,086

Stockholders’ equity
Capital stock (note 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,498,899 common shares (August 31, 2022 –3,495,342)	825,468	824,629
Additional paid-in capital	765,055	742,591
Retained earnings	22,216,583	22,527,430

Total stockholders’ equity	23,807,106	24,094,650

Total liabilities and stockholders’ equity	$36,917,514	$34,516,736

Subsequent Events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2023	2022	2023	2022

SALES	$18,945,738	$20,922,190	$39,666,658	$47,900,665

COST OF SALES	14,532,366	15,569,380	30,473,044	36,658,766

GROSS PROFIT	4,413,372	5,352,810	9,193,614	11,241,899

OPERATING EXPENSES
Selling, general and administrative expenses	961,566	1,125,692	2,884,463	2,798,094
Depreciation and amortization	99,962	83,291	299,577	237,001
Wages and employee benefits	2,100,825	2,124,183	5,975,438	5,957,601
Total operating expenses	3,162,353	3,333,166	9,159,478	8,992,696

Income from operations	1,251,019	2,019,644	34,136	2,249,203

OTHER ITEMS
Other income	—	903	—	(294,097)
Interest expense	(152,905)	(47,972)	(353,987)	(98,868)
Total other items	(152,905)	(47,069)	(353,987)	(392,965)

Income (loss) before income taxes	1,098,114	1,972,575	(319,851)	1,856,238

Income tax expense (recovery)	(363,163)	(478,464)	9,004	(483,449)

Net income (loss)	$734,951	$1,494,111	$(310,847)	$1,372,789

Basic earnings per common share	$0.21	$0.43	$(0.09)	$0.39

Diluted earnings per common share	$0.21	$0.43	$(0.09)	$0.39

Weighted average number of common shares outstanding:
Basic	3,498,899	3,492,842	3,498,000	3,492,266
Diluted	3,498,899	3,492,842	3,498,000	3,492,266

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2021	3,489,161	$823,171	$687,211	$21,363,307	$22,873,689

Shares issued pursuant to compensation plans (note 9)	3,681	868	38,518	—	39,386
Net income	—	—	—	1,372,789	1,372,789

May 31, 2022	3,492,842	$824,039	$725,729	$22,736,096	$24,285,864

Shares issued pursuant to compensation plans (note 9)	2,500	590	16,862	—	17,452
Net income	—	—	—	(208,666)	(208,666)

August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650

Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net loss	—	—	—	(310,847)	(310,847)

May 31, 2023	3,498,899	825,468	765,055	22,216,583	23,807,106

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(310,847)	$1,372,789
Items not involving an outlay of cash:
Depreciation and amortization	299,577	237,001
Stock-based compensation expense	23,303	39,386
Deferred income tax expense	(366,566)	11,552

Changes in non-cash working capital items:
(Increase) in accounts receivable	(338,489)	(1,185,353)
Decrease (increase) in inventory	103,083	(5,507,438)
Decrease in prepaid expenses	242,427	48,244
Decrease in prepaid income taxes	208,963	249,082
Increase in accounts payable and accrued liabilities	1,541,107	692,233
Increase in income taxes payable	147,215	—

Net cash provided by (used in) operating activities	1,549,773	(4,042,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	(102,500)	—
Purchase of property, plant and equipment	(215,685)	(1,011,359)

Net cash (used in) investing activities	(318,185)	(1,011,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds and repayments from bank indebtedness	1,000,000	6,000,000

Net cash provided by financing activities	1,000,000	6,000,000

Net increase in cash	2,231,588	946,137

Cash, beginning of period	484,463	1,184,313

Cash, end of period	$2,716,051	$2,130,450

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2023

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

During the nine month period ended May 31, 2023, the Company announced that it will be closing its JCSC subsidiary effective August 31, 2023.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2023, cash and cash equivalents were $2,716,051 compared to $484,463 at August 31, 2022

Accounts receivable

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Income (loss) per share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted income (loss) per common share takes into consideration common shares outstanding (computed under basic income (loss) per share) and potentially dilutive common shares.

The earnings per share data for the three and nine month periods ended May 31, 2023 and 2022 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,
	2023	2022	2023	2022

Net income (loss)	$734,951	$1,494,111	$(310,847)	$1,372,789

Basic weighted average number of common shares outstanding	3,498,899	3,492,842	3,498,000	3,492,266

Effect of dilutive securities
Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,498,899	3,492,842	3,498,000	3,492,266

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Financial instruments (cont’d…)

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2023 and August 31, 2022 is as follows:

	May 31, 2023		August 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$2,716,051	$2,716,051	$484,463	$484,463
Accounts receivable, net of allowance	7,530,135	7,530,135	7,191,646	7,191,646
Accounts payable and accrued liabilities	4,963,193	4,963,193	3,422,086	3,422,086
Bank indebtedness	8,000,000	8,000,000	7,000,000	7,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2,716,051	$2,716,051	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

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

3.       INVENTORY

A summary of inventory is as follows:

	May 31, 2023	August 31, 2022

Wood products and metal products	$19,993,945	$20,130,063
Agricultural seed products	535,285	502,250

Inventory net	$20,529,230	$20,632,313

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2023	August 31, 2022

Office equipment	$665,483	$636,501
Warehouse equipment	1,576,205	1,504,867
Buildings	6,209,162	6,168,080
Land	559,065	559,065
Property plant and equipment gross	9,009,915	8,868,513

Accumulated depreciation	(4,263,928)	(4,040,093)

Net book value	$4,745,987	$4,828,420

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

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

5.       INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2023	August 31, 2022

Intangible assets	$152,540	$50,695

Accumulated amortization	(18,141)	(17,337)

Net book value	$134,399	$33,358

6.       DEFERRED INCOME TAXES

Deferred income tax asset as of May 31, 2023 of $391,564 (August 31, 2022 - $24,998) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.       BANK INDEBTEDNESS

Bank indebtedness under the Company’s $12,000,000 line of credit as of May 31, 2023 was $8,000,000 (August 31, 2022 - $7,000,000). During the quarter ended May 31, 2023, the $10,000,000 line of credit was temporarily increased to $12,000,000. The temporary increase is available through August 31, 2023.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of May 31, 2023 was 6.65% (5.08% + 1.57%).

The temporary increase in the available borrowing under the line of credit includes additional financial covenants, which require the Company to maintain certain leverage ratios of borrowed funds to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The Company is currently in compliance with these covenants.

8.        CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of May 31, 2023, the maximum number of shares available to be issued under the Plan was 17,074.

During the fiscal 2021 ended August 31, 2021, the Board of Directors set the compensation for members of the Board under the Plan. Non-executive directors will be granted 25 common shares for each quarter of service, with the cumulative amount of shares earned each fiscal year to be granted shortly after the close of that fiscal year. Non-executive Directors also received a one-time initial grant of 225 common shares which were issued in December 2020.

During the nine-month period ended May 31, 2023, the Company issued 3,557 common shares (nine months ended May 31, 2022 – 3,681 common shares) to officers, directors and employees under the RSA. The value of these shares was $23,303 (2022 - $39,386).

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the nine-month periods ended May 31, 2023 and 2022 the 401(k) compensation expense were $404,541 and $426,436, respectively.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

11.        SEGMENT INFORMATION (cont’d...)

Following is a summary of segmented information for the nine-month periods ended May 31, 2023 and 2022.

	2023	2022

Sales to unaffiliated customers:
Industrial wood products	$1,928,765	$1,690,262
Lawn, garden, pet and other	36,029,439	43,978,959
Seed processing and sales	1,708,454	2,231,444
	$39,666,658	$47,900,665

Income (loss) before income taxes:
Industrial wood products	$(80,007)	$8,823
Lawn, garden, pet and other	(594,192)	1,499,053
Seed processing and sales	(58,048)	(238,387)
Corporate and administrative	412,396	586,749
	$(319,851)	$1,856,238

Identifiable assets:
Industrial wood products	$875,392	$669,301
Lawn, garden, pet and other	27,060,918	28,754,441
Seed processing and sales	740,455	474,038
Corporate and administrative	8,240,749	7,356,579
	$36,917,514	$37,254,359

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	48,643	29,385
Seed processing and sales	4,893	4,761
Corporate and administrative	246,041	202,855
	$299,577	$237,001

Capital expenditures:
Industrial wood products	$—	$—
Lawn, garden, pet and other	—	—
Seed processing and sales	—	—
Corporate and administrative	318,185	1,011,359
	$318,185	$1,011,359

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

11.	SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2023 and 2022:

	2023	2022

Sales	$24,245,936	$25,309,216

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2023 and 2022:

	2023	2022

United States	$38,289,020	$45,945,594
Canada	645,172	879,929
Mexico / Latin America / Caribbean	487,218	766,147
Europe	150,084	76,247
Asia/Pacific	95,164	232,748

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2023 and August 31, 2022.

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

At May 31, 2023, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 66%. At May 31, 2022, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 54%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2023, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $17,831,976. For the nine months ended May 31, 2022, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $21,313,695.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2023 (Unaudited)

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2023 and 2022 are summarized as follows:

	2023	2022

Cash paid during the periods for:
Interest	$325,933	$98,868
Income taxes	$—	$227,685

There were no non-cash investing or financing activities during the periods presented.

14.         LEGAL PROCEEDINGS

a)	An association of District Attorneys in the State of California contacted the Company in regards to their investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company's, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. During the year ended August 31, 2022, the Company entered into a final settlement agreement which resulted in a $300,000 fine to the Company paid over a four-month period with no admission of guilt by the Company.

b)	The Company was one of three named defendants in a Civil Action in Pennsylvania. The matter was an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from a Jewett-Cameron kennel product and causing personal injuries to three individuals. The Company’s applicable liability insurer provided the defense covering the Company’s legal fees and costs. During the fiscal year ended August 31, 2022, the case was settled within the Company’s insurance policy limits with no admission of guilt by the Company, and there were no additional costs incurred.

c)	In fiscal 2021, the Company initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. The arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision and ruled in favor of the Company on all of its claims. The Company has requested damages and costs including attorneys’ fees. A hearing date on the award of damages to the Company has been set for August 2023. but the ultimate amount of the award is currently uncertain.

15.        SUBSEQUENT EVENTS

The Company has repaid an additional $1,000,000 of its bank line of credit, which has reduced the borrowed amount outstanding to $7,000,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2023 and August 31, 2022 and its results of operations and cash flows for the three and nine month periods ended May 31, 2023 and 2022 in accordance with U.S. GAAP. Operating results for the three and nine month periods ended May 31, 2023 is not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2023. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC). JCSC processes and distributes agricultural seed. Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed. The Company has announced that it will cease regular operations at JCSC effective August 31, 2023, with final closure expected by the end of calendar 2023.

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

Results of Operations

Our third quarter results were negatively affected by the historically bad and unseasonal winter weather across much of the United States that extended into April. This significantly delayed the usual ordering of our outdoor products by many of our customers, particularly retail hardware and Big Box stores, and shortened the Spring and Summer sales season. This delay has caused a decline in our overall sales beginning in the third quarter as our customers scaled back their purchases to reflect the shortened selling season.

Our primary markets also continue to be affected by the challenging economic climate and shifts in consumer spending habits. Inflationary pressures experienced in many sectors appear to have softened overall demand in our home improvement and pet channels. Although our sales in the third quarter of fiscal 2023 were 9% lower than the sales in the third quarter of fiscal 2022, it is worth noting that this level of sales is about 17% higher than the sales we recorded in our initial third quarter of the pandemic period in 2020, which continues to provide us optimism that our overall markets are still growing.

Fence sales have been strong with several product lines exceeding our expectations. We have reinforced and expanded our partnership with several retailers resulting in increased visibility of our products as well as a much greater degree of review of our product movement through their stores so that we may better assist them in keeping their shelves stocked. Warehouse inventory has been greatly reduced since our peak in January lead by our fence product sales. We are now at our desired inventory levels for most of our key fence products.

Our switch earlier this year with a major lumber retailer is going very well. The sales to date are positive and support our belief that the new arrangement will provide us with more regular and predictable fencing sales with this customer while improving the availability of the product in their stores, although it does require us to maintain a higher level of fencing inventory than we had under the prior agreement.

Our pet product sales have not picked back up to previous year volumes on certain products. The relaunch of one of our kennel products earlier this calendar year and resolving the interruption with a significant on-line retailer have begun to positively impact our pet category sales. We expect this to address some of our depressed sales in this category from the second and third quarters and set us on track to increase sales back to previous levels in the fourth quarter and beyond. Other pet product inventory items remain higher than usual and have not yet seen desired sales growth. Some of this is due to previous quality issues from our suppliers. Our team has since strengthened our Quality Assurance program to prevent quality issues and improve the consumer experience with our products across all of our lines. We continue to explore opportunities to accelerate the sales of our slower moving pet products.

Our new MyEcoWorld® sustainable bag products completed their soft-launch in the 3rd quarter, with the full launch expected in the 4th quarter of fiscal 2023. Under our distribution agreement with SECOS Group of Australia, Jewett-Cameron is the exclusive distributor of their MyEcoWorld® sustainable bag products in the US and Canada. This new sustainable product line fits very well into our goal of increasing our product mix by bringing innovative premium products to the market that also support our desire to be good stewards of the earth. We are optimistic of the potential of this new product line to grow into a significant segment of our business over time as consumers are increasingly seeking more environmentally friendly alternatives to conventional hydrocarbon derived plastic products. Our success with our compostable poop bag since its launch several years ago indicates these products are less seasonal and can provide positive contributions to our historically lower revenue quarters.

Greenwood’s primary customers in the transit sector are beginning to recover from the severe decline in ridership and shortages of other vehicle components experienced during the COVID-19 pandemic. Their orders for Greenwood’s products have picked up and is reflected in the 14% increase in sales during the current 3rd quarter compared to the 3rd quarter of fiscal 2022. We remain active in our search for new traders to both bring on new customers in other sectors, such as construction, as well as take advantage of appealing new opportunities for our existing products, such as fabricated panels.

During the 3rd quarter, management conducted a strategic review of the seed segment, including its capital needs and its potential to provide value to the Company going forward. As a result of this review, the Board of Directors made the difficult decision to close JCSC effective August 31, 2023. When the seed operation was first opened in 1965, and then acquired by the Company in 2000, the local area around the JCSC operations was rural and dominated by large farming operations, including grass seed farms which made up JCSC’s customers. In our region, many agricultural customers continue to convert previous acreage from cyclical grass seed to higher value crops, such as berries and filberts for example. Consequently, JCSC has been receiving lower quantities and quality of seed for processing and experiencing less demand for its marketing and sales in recent years. In addition, JCSC’s building and equipment are nearing the end of their expected operating life. Over the last several years, the higher costs of maintenance required to maintain operations have had a substantial negative effect on JCSC’s margins. Taking into consideration the current economic and market trends, and the high cost of new equipment, the Board determined an orderly wind-down of operations and closure of JCSC was the most prudent action.

The wind-down of operations and JCSC began in April and has been proceeding smoothly, which has been greatly aided by the retention of the entire JCSC staff. Seed cleaning operations of the seed that was already within the building are continuing, but no additional seed is being accepted for processing. Nearly half of the seed inventory held at the time of the closure announcement has already been sold, as well as some of the equipment, which has exceeded management’s expectations. The end of operations and full closure of the facility is expected to be completed by the end of calendar 2023. JCSC owns 11.7 acres of land and 105,000 square feet of buildings in Hillsboro, Oregon. The ultimate disposition of these assets has not been determined and will be evaluated by the Board.

The company’s use of borrowed funds have primarily been used to fund inventory purchases. As a result of the worldwide supply chain disruptions and other macro-economic issues experienced over the last several years, the Company’s inventory levels are higher than they have been historically, which has led to higher per unit costs. In some key product categories, changes in our customers’ behavior have led to slower purchasing rates which have contributed to the higher inventory levels. This excess inventory does not spoil or turn obsolete. The Company remains committed to selling this inventory as we rework these specific distribution channels but we expect this to take some time.

The Company’s inventory position as of the end of the third quarter fell by $2.5 million from the end of the second quarter, and $4.0 million from its peak in January. This drawdown of our inventory has not affected our ability to fulfill the orders for our highest volume products in a timely manner, but has reduced our position in bulkier items which were delayed due the worldwide supply chain issues that occurred at the end of the COVID-19 pandemic and arrived too late for our busy Spring and Summer selling season last year. As of the end of the third quarter, the Company had over $1.5M less in-transit and prepaid inventory than the previous year allowing us to further drawdown our inventory. We are now at our desired inventory levels for many of our high volume products and expect to resume purchasing these in Q4 to continue to fulfill demand. In addition, the change in our fencing distribution agreement with a major customer as discussed above is requiring us to maintain a higher level of lumber inventory than we have previously. This ensures the availability of these products for the customer and optimizes our sales. This change will contribute to higher inventory figures in future periods.

Gross margin for the current nine-month period was 23.2%, which is similar to the 23.5% gross margin in the prior year’s nine-months. We continue to work off our higher priced inventory acquired when freight costs were at their highest. As this inventory is replaced, our costs of goods will decline. Inflation is also showing signs of moderating from the tremendously high levels that occurred in calendar 2022 and into 2023. This should further allow our selling prices to catch up to our costs.

In fiscal 2021, we filed for arbitration against one of our former distributors asserting a breach of the distribution agreement. The arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision in favor of the Company on all of our claims. We are seeking damages of lost margins and our legal costs. The monetary award is pending, and a hearing date regarding the award of damages has been set for early August. The amount of any recovery is currently uncertain. Our costs to pursue this action have been sizeable, particularly during the current nine-month period. Regardless of the ultimate recovery in this case, Jewett-Cameron will continue to vigorously defend its patents, trademarks and contractual agreements.

In May, the Company’s Board of Director’s approved the adoption of an Advance Notice Policy for the nominations of directors by the Company’s shareholders. The Policy provides shareholders, directors and management with a precise framework for advance notice of nominations of directors by its shareholders. Among other things, the Advance Notice Policy fixes a deadline by which shareholders must submit nominations to the Company before any annual or special meeting of the shareholders, and sets forth the minimum information that a shareholder must include in such notice. The Advance Notice Policy is effective immediately, and the Company's common shareholders will be asked to approve the Advance Notice Policy at the next meeting of shareholders which is expected to be held in early calendar 2024.

September 2023 will mark Jewett-Cameron’s 70th year in business. We are pleased with the results we have achieved in operational improvements from the investments we have made in all facets of the business over the last several years. This badly needed modernization of the Company and our processes have positioned us well for future growth. We will continue to streamline the business, focus on our strengths and core product lines, and deploy our capital efficiently. Recently, our bank lender U.S. Bank increased our available credit line to $12 million while we reduced our current draw on the line to $8 million, which is down from its peak of $9.5 million from early in the third quarter. We are continuing to discuss the possibility of restructuring the existing line into different credit arrangements which would potentially provide the Company with greater financial flexibility.

Three Months Ended May 31, 2023 and May 31, 2022

For the three months ended May 31, 2023, sales totaled $18,945,738 compared to sales of $20,922,190 for the three months ended May 31, 2022, which is a decrease of $1,976,452, or 9%.

Sales at JCC were $17,158,549 compared to sales of $19,775,597 for the quarter ended May 31, 2022, a decrease of $2,617,048, or 13%. Sales in the current quarter were negatively affected the historically cold and wet wintry weather across the United States which extended into April. This caused many of our customers, including the big box retailers, to delay their Spring and Summer product orders as well as reducing the size of their orders to reflect the shortened warm weather season. Operating profit for JCC for the quarter ended May 31, 2023 was $977,922 compared to income of $2,068,910 for the quarter ended May 31, 2022.

Sales at Greenwood for the quarter were $989,166 compared to sales of $570,592 for the three months ended May 31, 2022, which was an increase of $418,574, or 73%. Demand for Greenwood’s products transit operators is now recovering after the COVID-19 pandemic drastically reduced ridership and their budgets for these customers. As demand for Greenwood’s products has grown, the Company is working expand its trading activities by adding new traders. For the three months ended May 31, 2023, Greenwood had an operating profit of $25,460 compared to an operating loss of ($35,123) for the three months ended May 31, 2022.

Sales at JCSC were $798,023 compared to sales of $576,001 for the three months ended May 31, 2022. During the current quarter, management decided to close JCSC effective August 31, 2023. No new seed is being accepted for cleaning, and existing inventory is being sold to be able to complete the closure of JCSC no later than December 31, 2023. For the quarter ended May 31, 2023, JCSC had a loss from operations of ($46,719) compared to an operating loss of ($116,639) for the quarter ended May 31, 2022.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2023, JC USA had operating income of $141,450 compared to operating income of $55,428 for the quarter ended May 31, 2022. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended May 31, 2023 was 23.3% compared to 25.6% for the three months ended May 31, 2022. Higher cost inventory acquired during the period of worldwide supply chain disruptions are being worked off in the current quarter and have pressured our margins.

Operating expenses for the three months ended May 31, 2023 were $3,162,353 a decrease of $170,813 from expenses of $3,333,166 in the three months ended May 31, 2022. A decrease of $164,126 in Selling, General and Administrative to $961,566 from $1,125,692 was the primary reason for the decline. Wages and Employee Benefits declined slightly to $2,100,825 from $2,124,183, and Depreciation rose to $99,962 from $83,291 as the Company added new facilities and equipment. Other income was $Nil compared to $903, and interest expense related to the amounts borrowed on its bank line of credit was $152,905 compared to $47,973 due to a higher balance borrowed and a higher interest rate during the current quarter.

Income tax expense for the three months ended May 31, 2023 was $363,163 compared to $478,464 for the three-month period ended May 31, 2022. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect, and the increase in taxes is consistent with the higher income for the current quarter.

Net income of the quarter ended May 31, 2023 was $734,951, or $0.21 per basic and diluted share, compared to net income of $1,494,111, or $0.43 per basic and diluted share, for the quarter ended May 31, 2022.

Nine Months Ended May 31, 2023 and May 31, 2022

For the nine months ended May 31, 2023, sales totaled $39,666,658 compared to sales of $47,900,665 for the nine months ended May 31, 2022. This represents a decrease of $8,234,007, or 17%.

Sales at JCC were $36,029,439 for the nine months ended May 31, 2023 compared to sales of $43,978,959 for the nine months ended May 31, 2022, which is a decrease of $7,949,520, or 18%. The historic cold and wet weather which covered most of the United States into April caused many of our customers to delay, and likely reduce, their planned Spring and Summer orders. Sales during the current nine months were also negatively affected by some outside issues with certain products at both the supplier and customer level which were fully resolved during the third quarter. For the current nine-month period, JCC had an operating loss of ($594,192) compared to operating income of $1,499,054 for the nine months ended May 31, 2022. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal.

Sales at Greenwood were $1,928,765 compared to sales of $1,690,262 for the nine months ended May 31, 2022. This represents an increase of $238,503, or 14%. Greenwood’s primary customers are governments and transit operators which have recently seen a rise in ridership, and budgets, post-COVID 19. As a result, orders from these customers have recently increased. Management continues its work to grow Greenwood by recruiting new brokers to add new customers not only within the transportation industry, but also those in other industries that Greenwood has traditionally not targeted, such as the housing and construction sectors. For the nine months ended May 31, 2023, Greenwood had an operating loss of ($80,097) compared to an operating profit of $8,823 for the nine months ended May 31, 2022.

Sales at JCSC for the nine months ended May 31, 2023 were $1,708,454 compared to sales of $2,231,444 for the nine months ended May 31, 2022, which was a decrease of $522,990, or 23%. The extended cold and wet weather that most of the United States experienced into April 2023 depressed prices and demand for both grass seed and red clover as it pushed back the traditional planting season. During the current period, management decided to close JCSC effective August 31, 2023. No new seed is being accepted for cleaning, and existing inventory is being sold to be able to complete the closure of JCSC no later than December 31, 2023. For the nine-month period ended May 31, 2023, JCSC had an operating loss of ($58,048) compared to an operating loss of ($238,387) for the nine months ended May 31, 2022.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $412,394 compared to income of $586,749 for the nine months ended May 31, 2022. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2023 was 23.2% compared to 23.5% for the nine months ended May 31, 2022. Although raw material, energy, and transportation costs have begun to moderate, they remain higher in the current period than experienced during fiscal 2022. The Company is also continuing to draw down its higher cost inventory that was acquired during the period of worldwide supply chain disruptions.

Operating expenses rose slightly to $9,159,478 from expenses of $8,992,696 recorded for the nine months ended May 31, 2022. Selling, General and Administrative expenses increased to $2,884,463 from $2,798,094. Higher spending on Professional Fees, including attorney’s fees related to the Company’s recent arbitration victory against a former distributor, was an important contributor to the increase in the current nine-month period. Wages and Employee Benefits was relatively flat at $5,975,438 compared to $5,957,601. Depreciation and amortization rose to $299,577 from $237,001 as new facilities and equipment has been added.

Interest expense related to the Company’s bank line of credit during the current nine-months was $353,987 compared to $98,868 for the nine months ended May 31, 2022. The increase was due to a higher balanced borrowed and significantly higher interest rate. Other income in the prior nine-month period was a loss of ($294,097) which includes the accrual of $300,000 for the settlement of claims brought by the Association of California District Attorneys regarding the labeling and marketing of the Company’s dog waste bags, and income of $5,000 as a portion of the parking area at JCS was formerly rented to an unrelated company for $1,000 per month through January 2022.

Income tax recovery in the current nine-month period was $9,004 compared to income tax expense of $483,449 for the nine months ended May 31, 2022. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the nine months ended May 31, 2023 was ($310,847), or ($0.09) per basic and diluted share, compared to net income of $1,372,789, or $0.39 per basic and diluted share, for the nine months ended May 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2023, the Company had working capital of $18,535,156 compared to working capital of $19,207,874 as of August 31, 2022, a decrease of $672,718.

Cash and cash equivalents totaled $2,716,051, an increase of $2,231,588 from cash of $484,463. Accounts receivable, which is based on the timing of sales and collection of payments, rose to $7,530,135 from $7,191,646. Inventory declined to $20,529,230 from $20,632,313. Prepaid expenses, which is largely related to down payments for future inventory purchases, decreased by $242,427 to $870,148. Prepaid income taxes declined to $Nil from $208,963.

Current liabilities increased to $13,110,408 from $10,422,086. The Company drew a net $1,000,000 against its line of credit during the period which increased the amount borrowed to $8,000,000 from $7,000,000 as of August 31, 2022. Accounts payable rose by $1,064,998 to $2,631,045 from $1,566,047. Accrued liabilities increased to $2,332,148 from $1,856,039, and income taxes payable rose to $147,215 from $Nil.

As of May 31, 2023, accounts receivable and inventory represented 89% of current assets and 76% of total assets. As of May 31, 2022, accounts receivable and inventory represented 87% of current assets and 76% of total assets. Our accounts receivable balances have begun their usual seasonal decrease. Our customers continue to pay on-time, with almost all of our outstanding receivables classified as current. For the three months ended May 31, 2023, the accounts receivable collection period, or DSO, was 37 compared to 37 for the three months ended May 31, 2022. For the nine-month period ended May 31, 2022, the DSO was 52 compared to 49 for the nine months ended May 31, 2022. Inventory turnover for the three months ended May 31, 2023 was 138 days compared to 112 days for the three months ended May 31, 2022. For the nine months ended May 31, 2023, inventory turnover was 184 days compared to 126 days for the nine months ended May 31, 2022.

External sources of liquidity include a line of credit from U.S. Bank of $12,000,000, which includes a temporary increase of $2,000,000 from the existing $10,000,000. This temporary bulge is in effect through August 31, 2023. As of May 31, 2023, the Company had a borrowing balance of $8,000,000, leaving $4,000,000 available. Subsequent to the end of the period, the Company repaid an additional $1,000,000, leaving a balance borrowed of $7,000,000 and $5,000,000 currently available. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of May 31, 2023 was 6.65% (5.08% + 1.57%). The line of credit has certain financial covenants. The temporary increase in the available borrowing under the line of credit includes additional financial covenants, which is customary for these types of loans. These covenants require the Company to maintain certain leverage ratios of borrowed funds to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The Company is currently in compliance with these covenants.

Management is continuing to explore the restructuring of its borrowing agreements. These changes would potentially provide the Company with additional borrowing power and greater financial flexibility, but may include additional financial covenants which the Company would be required to maintain. No new agreement has been reached, and there is no guarantee that there will be any additional changes to the Company’s borrowing arrangements.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2022 and 2023 has also had a negative effect on the Company’s interest expense paid for its borrowing under its Bank Line of Credit. The interest rate paid by the Company has increased from 1.83% as of November 30, 2021 to 6.65% as of May 31, 2023.

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

Social

Our social responsibilities include cultural standards of operations and values which we establish in conjunction with our employees. We regularly provide employees with a corporate engagement survey to benchmark their engagement, satisfaction, and ideas for change. We support educational programs that build the future workforce through active participation in regional and statewide organizations, including the CTE/STEM Employer Coalition and assisting teachers to connect traditional school subjects to practical job site applications. The Company also actively participates in the local community, including sponsorships, fundraising, and volunteer events, which is supported by a Corporate Charitable Giving Charter.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock on NASDAQ was 4,200 shares for the nine months ended May 31, 2023. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2023, our top ten customers represented 87% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $12,000,000, of which $4,000,000 is currently available. We are currently in compliance with the requirements of our existing line of credit. However, with the recent temporary increase in the amount of the line of credit, our lender has instituted additional financial covenants. If we are unable to meet these financial conditions, the lender may reduce, or withdraw, our access to this line of credit and require repayment of a portion or all outstanding amounts. We may not be able to replace this credit on a timely basis or under favorable terms, if at all. If we lost access to this credit it would have a negative effect on our business and financial condition.

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2023. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company has a line of credit whose interest rate may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The interest rate paid by the Company on its Bank Line of Credit has increased from 1.83% as of November 30, 2021 to 6.65% as of May 31, 2023.

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

The Company initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. The arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision and ruled in favor of the Company on all of its claims. The Company has requested damages and costs including attorneys’ fees. A hearing date regarding the award of damages to the Company has been set for August 2023, but the ultimate amount of the award is currently uncertain.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 13, 2023	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: July 13, 2023	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Corporate Secretary and Chief Financial Officer

