Form 10-K
period 2023-08-31
JEWETT CAMERON TRADING CO LTD
filed 2023-11-28
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2023

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

☒ Yes ☐ No

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐ Yes  ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 28, 2023 = $13,202,420

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 27, 2023: 3,498,899

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2023

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

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (“JCSC”). JCSC processed and distributed agricultural seed. Most of this segment’s sales were derived from selling seed to distributors with a lesser amount of sales derived from cleaning seed. During the fiscal year ended August 31, 2023, the Company decided to close its JCSC seed subsidiary effective August 31, 2023. JCSC has sold all of its seed inventory and is presently working to sell the segment’s remaining equipment in preparation for being wound-up. JCSC is continuing to store some seed for its customers while they arrange alternate storage, but the facility is expected to be fully closed by December 31, 2023.

JC USA provides professional and administrative services, including accounting and credit services, to each of its wholly-owned subsidiary companies.

Total Company sales were approximately $54.3 million and $62.9 million during fiscal years ended August 31, 2023 and 2022, respectively.

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

The Company’s authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2023 and November 27, 2023, there were 3,498,899 common shares outstanding. The Company's common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTCF”.

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

Corporate Development

Incorporated in 1953, JC USA operated as a small lumber wholesaler based in Portland, Oregon. In September 1984, the original stockholders sold their interest in the corporation to a new group of investors. Two members of that group remained active in the Company. These individuals are Donald Boone, who passed away in May, 2019, and who was the previous Chairman and Director and the former President, Chief Executive Officer, Treasurer, and Principal Financial Officer, transitioning to strictly the Board Chair in 2017; and Michael Nasser, who retired from day-to-day involvement in the business as of December 2022 but remained engaged as a Director. In October 2023, Mr. Nasser voluntarily resigned from the Board of Directors but is available as an advisor to the Board.

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

In April 2023, the Board of Directors decided to close the Company’s JCSC seed division. JCSC operates as a seed storage, processing and sales business and was incorporated by the Company in October 2000 in anticipation of JC USA acquiring the business and certain assets of a firm called Agrobiotech Inc. JCSC has been receiving lower quantities of seed for processing, and the demand for its marketing and sales services have declined as costs have been rising. JCSC’s facilities and equipment are near the end of the expected useful life and would require significant capital investment to remain operating. Regular operations at JCSC ended effective August 31, 2023, but seed storage operations are expected to continue through approximately December 31, 2023 in order to provide customers time to obtain alterative storage. The entire seed inventory was sold in early October, and the remaining equipment is in the process of being sold. The Company has prioritized career development and retention, and some of the JCSC personnel are being moved to different positions within the Company.

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

JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. This business is a wholesaler, and a manufacturer and distributor of products that include an array of pet enclosures, kennels, and pet welfare and comfort products, proprietary gate support systems, perimeter fencing, greenhouses, and fencing in-fill products made of wood, metal and composites. Examples of the Company’s brands include Lucky Dog®, for pet products; Adjust-A-Gate®, Fit-Right®, Perimeter Patrol®, and Lifetime Post™ for gates and fencing; Early Start, Spring Gardner™, Greenline®, and Weatherguard for greenhouses. JCC has also recently become the exclusive distributor of MyEcoWorld® sustainable bag products in the US and Canada. JCC uses contract manufacturers to manufacture its products. Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer. Primary customers are home centers, eCommerce partners, on-line direct consumers as well as other retailers.

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

JCC owns the patents and manufacturing rights connected with the Adjust-A-Gate® and Fit-Right™ products, which are the gate support systems for wood, vinyl, chain link, and composite fences. The Company completed its purchase of the full trademark rights for Adjust-A-Gate® and filed its registration with the US Patent and Trademark Office in February 2023. Management believes the ownership of these patents and trademarks is an important competitive advantage for these and certain other products. During fiscal 2023, in addition to the additional trademark rights for Adjust-A-Gate®, the Company applied for 2 patents (fiscal 2022 – one) and received 0 patents (2022 – Nil).

Backlog orders are a factor in this business as customers may place firm priced orders for products for shipments to take place three to four months in the future.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Operations are co-located in the building utilized by JCC.

Historically, a major product category was treated plywood that was sold into the marine industry. It migrated from that segment and focused more into the transportation industry. Greenwood’s total sales for fiscal 2023 and 2022 were 5% and 4% respectively of total Company sales.

The primary market in which Greenwood competes has decreased in economic sensitivity as users are incorporating products into the municipal and mass transit transportations sectors. However, these markets sustained some contractions due to COVID-19 as work shifted from offices to homes, and many individuals utilized transit less due to concerns over exposure. In addition, this segment is prone to disruption of supply chain support which can impact other commodities outside of those specific to the disruption.

Inventory is maintained at non-owned warehouse and wood treating facilities throughout the United States and is primarily shipped to customers on a just-in-time basis. Inventory is generally not purchased on a speculative basis in anticipation of price changes.

Greenwood has no significant backlog of orders.

Seed Processing and Sales - JCSC

JCSC operates out of an approximately 12 acre owned facility located adjacent to North Plains, Oregon. JCSC processes and distributes agricultural seed. Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed. Sales of seed has seasonality, but it is most affected by weather patterns in multiple parts of the United States that utilize cyclical planting. The annual weather plays an important part in year-to-year sales volatility and specific crop demand. However, profitability around and after the month of August may be higher based on a seasonal surge in cleaning sales, which are more profitable than product sales.

The Company ended regular operations at JCSC effective August 31, 2023. The Company has now sold all of its remaining seed inventory and is working to sell the remaining JCSC equipment. Seed storage operations are expected to continue through approximately December 31, 2023 in order to provide customers time to obtain alternative storage.

Administrative Services – JC USA

JC USA is the parent company for the Company’s wholly-owned subsidiaries as described above. JC USA operates out of the Company’s offices in North Plains, Oregon. It provides professional and administrative services, including warehousing, accounting and credit services, to its subsidiary companies.

Tariffs

The Company’s metal and other products are largely manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 10, 2019. A number of the Company’s products manufactured in China remain subject to duties of 25% when imported into the United States.

Customer Concentration

The top ten customers were responsible for 88% and 84% of total Company sales for the years ended August 31, 2023 and August 31, 2022, respectively. Also, the Company’s single largest customer was responsible for 35% and 28% of total Company sales for the years ended August 31, 2023 and August 31, 2022 respectively.

Employees

As of August 31, 2023 the Company had 68 full-time employees (August 31, 2022 – 75 full-time employees). By segment these employees were located as follows: Greenwood 1, JCC 40, JCSC 8, and JC USA 19. Subsequent to the end of the fiscal year, the Company ceased regular operations at JCSC. 4 of the JCSC employees are being transferred to JCC, and the remainder were terminated and offered transition assistance. None of these employees are represented by unions at the Company. Jewett-Cameron Trading Company Ltd. has no direct employees, and the CEO of the Company is employed by JC USA.

ITEM 1A. RISK FACTORS

Investors should carefully consider the following risk factors and all other information contained in this Annual Report. There is a great deal of risk involved in the business of the company, and any of the following risks could affect our business, its financial condition, its potential profits or, and could result in you losing your entire investment if our business became insolvent. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, also may result in decreased revenues, increased expenses or other events which could result in a decline in the price of our common stock.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 5,000 shares on NASDAQ for the fiscal year ended August 31, 2023. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the fiscal year ended August 31, 2023 our top ten customers represented 88% of our total sales, and our single largest customer was responsible for 35% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $10 million, of which the entire amount is available. We are currently in compliance with the requirements of our existing line of credit. If we lost access to this line of credit it could negatively affect our ability to pay some of our creditors on a timely basis.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended August 31, 2023. Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

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

The property associated with JCSC, which is owned, consists of 11.7 acres of land, 105,000 square feet of buildings, rolling stock, and equipment. It is currently used for seed processing and storage. It is located at 31345 NW Beach Road, Hillsboro, OR 97124, which is adjacent to North Plains, OR. With the closure of the seed business, the ultimate disposition of JCSC’s property has not been determined and will be evaluated by the Board.

During fiscal 2010, the Company purchased a 2,000 square foot building adjacent to the Company’s main facilities that previously housed a seed testing lab located at 31895 NW Hillcrest Street, North Plains, OR 97133. The Company formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010. At that time, the Company exercised its option to buy the land and building for a total cost of $150,946. In fiscal 2020, the Company began a renovation of this building into its new innovation center which will focus on new product development for the Company’s subsidiaries. The renovation was completed during fiscal 2021.

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

In fiscal 2021, the Company initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. The liability arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision and ruled in favor of the Company on the majority of all of its claims.  A damages hearing was held in August 2023. In September 2023, the Company settled its arbitration for a cash payment of $2,450,000 which was received in October 2023.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
9/30/23	64,900	$4.84	$4.50	$4.65
Quarterly
8/31/23	471,700	$5.62	$3.70	$4.52
5/31/23	206,500	$5.90	$4.67	$4.65
2/28/23	296,200	$5.98	$4.95	$5.50
11/30/22	274,800	$6.54	$4.85	$5.08

8/31/22	162,600	$7.09	$6.19	$6.36
5/31/22	271,500	$8.25	$5.50	$6.72
2/28/22	153,800	$9.84	$7.15	$7.98
11/30/21	254,100	$13.74	$9.02	$9.15

Annually
8/31/23	1,249,200	$6.54	$3.70	$4.52
8/31/22	842,000	$13.74	$5.50	$6.36
8/31/21	1,305,400	$12.00	$7.23	$10.60
8/31/20	455,600	$8.78	$5.00	$7.55
8/31/19	1,318,200	$10.00	$6.23	$8.04

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for the common shares.

On October 13, 2023 there were 26 registered shareholders and 3,498,899 shares of the Company’s common shares outstanding.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company has not repurchased any common shares during the years ended August 31, 2023 or August 31, 2022.

ITEM 6. [RESERVED]

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2023 and fiscal 2022. (Figures are thousands of dollars except per share amounts).

	For the Year Ended August 31, 2023
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$12,578	$8,143	$18,946	$14,622	$54,289
Gross profit	2,860	1,921	4,413	3,053	12,247
Net income (loss)	(74)	(972)	735	290	(21)
Basic earnings per share	$(0.02)	$(0.28)	$0.21	$0.08	$(0.01)
Diluted earnings per share	$(0.02)	$(0.28)	$0.21	$0.08	$(0.01)

	For the Year Ended August 31, 2022
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year*

Sales	$12,918	$14,061	$20,922	$15,001	$62,902
Gross profit	2,465	3,424	5,353	2,551	13,793
Net income (loss)	(391)	270	1,494	(209)	1,164
Basic earnings (loss) per share	$(0.11)	$0.08	$0.43	$(0.06)	$0.33
Diluted earnings (loss) per share	$(0.11)	$0.08	$0.43	$(0.06)	$0.33

*	Fiscal 2023 quarterly per share earnings were calculated using weighted average number of common shares outstanding as of August 31, 2023 of 3,498,899 (2022 – 3,493,807). The sum of the quarterly earnings per share may not equal the full year earnings per share due to the use of the full year’s weighted average share figure and rounding.

RESULTS OF OPERATIONS

Fiscal 2023 was a difficult year in our markets. Our operations confronted a number of challenges, including poor weather, negative economic trends and inflationary pressures, and changing consumer spending habits.

The primary selling season for our outdoor products in the spring and summer months was greatly shortened by the historically wet and unseasonably cold winter weather which extended across much of the United States well into April. This delayed, and ultimately significantly reduced, our orders from many of our customers, particularly retail hardware and Big Box stores. They maintained their winter inventory longer than usual which reduced their selling period for warm weather products. As a result, they ordered less product from our outdoor lines this year than in ordinary weather years.

The post-COVID shift of consumer spending habits, which has been compounded by persistently high levels of inflation, had a negative effect on our sales for the year. These forces were particularly prominent within our home improvement and pet product lines, as consumers reduced their spending on these types of discretionary products from the elevated levels experienced during the pandemic. Our fiscal 2023 sales of $54.2 million is 21% higher than our sales of $44.9 in the last pre-pandemic year of 2020. Although inflation has raised our selling price of our products since 2020, this 21% increase in the dollar amount of sales is still greater than the cumulative inflation rate in the US during the same period.

Fencing sales were largely steady year-over-year, with several product lines exceeding expectations. This performance was especially encouraging considering the poor Spring weather across the country which reduced consumer demand for fence lumber and hardware. Our efforts to increase the visibility of our hardware products and maintain their in-stock availability with several retailers has also contributed to this year’s sales. We remain at the desired warehouse inventory levels for our key fence products and are experiencing no shipping delays to our customers.

During fiscal 2023, we signed a new sales agreement with one of major lumber customers which changed how we inventory, sell and record our sales for this customer. Our expectation that this new arrangement would provide us with more consistent and predictable fencing sales, while improving the availability of the product in their stores, has been confirmed. Although this agreement requires us to maintain higher levels of fencing inventory than we had in the past, we are pleased with how the arrangement has progressed. In the future, it may be possible to extend this agreement to more of this customer’s distribution centers that we continue to serve under our prior sales agreements.

The pet industry overall has recently experienced a spending downturn from the surge of sales recorded in the prior two years. During the pandemic many Americans worked from home. They acquired new pets and purchased additional supplies for all their pets. This increased spending subsided as many people returned to work outside the home. The higher levels of inflation prevailing over the last 18 months has also dampened consumer spending in the sector. Demand for our pet products have similarly been affected. We relaunched one of our kennel products during 2023, and we also resolved a sales interruption with a significant on-line retailer, both of which have had positive results on sales. Our pet product inventory levels remain higher than usual. Many retailers have a higher than normal level of pet supply inventory on hand due to increasing their purchases during the pandemic prior to the sudden downturn in consumer demand. As a result, we expect overall demand from retailers to remain depressed into 2024 until they are able to work through their own high inventory levels. We remain committed to maintaining our list prices on our primary pet products. There is no urgency to move this inventory as it will not degrade or spoil over time. For our slower moving pet products, we continue to explore opportunities to accelerate sales in those items.

We launched our new MyEcoWorld® sustainable bag products during the 4th quarter of fiscal 2023. Under our distribution agreement with SECOS Group of Australia, Jewett-Cameron is the exclusive distributor of their MyEcoWorld® sustainable bag products in the US and Canada. We expect it will take time for sales of these new and innovative premium products to gain traction with retailers and consumers. Since these products are consumables, once they are established, recurring sales will build over time. We are optimistic of the potential of this new product line to grow into a meaningful segment of our business. Consumers are increasingly seeking more environmentally friendly alternatives to conventional hydrocarbon derived plastic products. Our success with our compostable poop bag since its launch several years ago indicates these products are less seasonal and can provide positive contributions to our historically lower revenue quarters.

Greenwood’s primary customers are in the transit sector, which is an industry among the most affected by the COVID-19 pandemic. Transit is beginning to recover from the severe decline in ridership and other serious issues, including shortages of vehicle components and trained drivers and mechanics, that reduced the number of vehicles on the road and the need for Greenwood’s engineered wood products. With transit’s recovery, Greenwood’s sales have increased from the pandemic periods but were flat in 2023 compared to 2022. We continue to see a number of marketing opportunities for Greenwood’s products in both its current markets and in new sectors, such as construction. We have been actively searching to hire new traders to pursue these new business opportunities, and a new trader was successfully hired in September 2023.

During fiscal 2023, management concluded a comprehensive strategic review of the seed segment. As a result of this review, the Board of Directors made the difficult decision to close JCSC effective August 31, 2023. The review of JCSC, which last reported a full-year profit in fiscal 2020, was initiated due to the segment’s declining revenue, higher costs, and the lack of success in generating new customers over the last several years. When the seed operation was first opened in 1965, and then acquired by the Company in 2000, the local area around the JCSC operations was rural and dominated by large farming operations, including grass seed farms which made up JCSC’s customers. Over the last decade, many agricultural customers in the area around JCSC are converting their acreage from growing cyclical and commoditized grass seed to more specialized higher value crops, such as berries and filberts. Consequently, JCSC has been receiving lower quantities and quality of seed for processing and experiencing less demand for its marketing and sales in recent years. In addition, JCSC’s building and equipment are nearing the end of their expected operating life. Over the last several years, the higher costs of maintenance required to maintain operations have had a substantial negative effect on JCSC’s margins and has been an important factor in JCSC’s operating losses. Taking into consideration the current economic and market trends, and the high cost of new equipment, the Board determined an orderly wind-down of operations and closure of JCSC was the most prudent action.

The wind-down of regular operations including seed cleaning was effective August 31, 2023. The process was greatly aided by the retention of the entire JCSC operating staff. As of August 31st, nearly all of the seed inventory had been sold, with the entire remaining inventory sold in September. Some of the equipment and other assets have also been sold, with the remainder being marketed for disposal by the end of calendar 2023. We are providing seed storage for our prior customers through December 2023 to allow them to arrange for new storage and seed cleaning services. We expect full closure of the facility to occur on or about January 1, 2024. Some of the JCSC staff are being moved to other roles within the Company, and transition services were offered for the remainder who were terminated effective August 31, 2023.

JCSC owns 11.7 acres of land and 105,000 square feet of buildings in Hillsboro, Oregon. The land is very well located at a major interchange immediately adjacent to busy US Highway 26, which is a primary route linking Metro Portland to its Northwest suburbs and then to the Coast beaches. Its close proximity to Portland has meant that since 1990, Hillsboro has been one of the fastest growing cities in Oregon. Much of its original farmland has already been converted into residential areas and new business and industrial developments, including high-technology campuses. Currently, JCSCs land, which lies west of downtown Hillsboro, is zoned for agricultural use. However, there have been ongoing governmental discussions about extending the Urban Growth Boundaries further to the west. These proposed boundary changes could encompass JCSC’s land and allow for a rezoning to residential, commercial or industrial use. Therefore, management and the Board have already begun to receive unsolicited inquiries from third-parties about any future sale of JCSC’s building and land which would potentially take advantage of the valuable rezoning opportunity. At this time the property has not been listed for sale. The ultimate disposition of these assets has not been determined but will be studied by the Board before any final decision is reached.

Our inventory as of August 31, 2023 was $18.3 million, which was a decline of over $2.3 million from the end of the prior fiscal year-end, but are higher than we have carried in years prior to fiscal 2022. Some of the change is due to the new fencing distribution agreement with a customer. We are required to maintain a higher level of lumber inventory than we have previously to ensure the availability of these products for this customer, which also serves to optimize our sales. We will continue to maintain higher lumber inventories in future period. Some of our higher inventory level is attributable to changes in our customers’ purchasing practices in some of our key categories, as many have slowed their purchasing rates post-pandemic in response to widespread changes in the purchasing behaviors of American consumers. A portion of our higher inventory is a result of the supply chain disruptions and other macro-economic issues experienced over the last several years. Some of our products, including our larger and bulkier items, were late in arriving from the manufacturer in China which contributed to our missing much of the busy selling season last year. Since our purchases of these manufactured goods have a protracted lead time, additional orders which in a normal year would have been needed to replace the goods we expected to sell and ship last summer instead stacked up behind the late arriving inventory in our warehouse. Fortunately, this excess inventory does not spoil or turn obsolete. The Company remains committed to selling this inventory as we rework these specific distribution channels, but we expect this to take some time.

Our management continues to proactively face these challenges and find innovative ways to improve our operations. In response to the supply chain logistic issues and delays we have successfully negotiated new purchase terms with several of our major suppliers which include reducing prepayments and in some cases extended balance due deadlines. Additionally we have arranged for stock of our key products to be produced and stored at the factory with blanket purchase orders and minimal down payment to be available for shipment quicker to meet market demand. When we do make an order for these items the supplier will now be able to pull finished product from this pre-produced supply instead of waiting to begin the production process only after our order has been received. This will quicken the time to fulfil customer direct shipment orders as well as the time for us to receive shipments at our warehouse in Oregon. In addition to shortening our order cycle, these agreements also improve our inventory management and enhances our cash flow.

We utilized our bank line of credit for working capital to primarily fund inventory purchases during the pandemic and during the post-pandemic supply chain disruptions in order to ensure we had sufficient inventory on-hand to fulfill as many customer orders as possible. As those supply issues have subsided, we have been able to reduce our need to borrow against the line of credit. Because the Company’s current inventory position is strong and we are not purchasing large amounts of new inventory, we have been able to direct much of our positive cash flow generated during our traditionally busy 3rd and 4th fiscal quarters to pay down the bank line of credit. The amounts borrowed under the line of credit have decreased to $1.26 million as of the end of the 4th quarter. As of early October 2023, the remaining $1.26 million borrowed against the line of credit has been repaid and all $10 million of the line is available. The Company’s revenues and cash flow continue to be seasonal and highly variable, with the 3rd and 4th quarters of the fiscal year being much busier than the 1st and 2nd quarters due to the Company’s current product offerings. Therefore, the availability of a line of credit is important to provide financial flexibility, and management expects to continue to maintain a credit line and draw against it as needed. We are studying the possibility of restructuring or replacing the existing line, as different credit arrangements may potentially provide the Company with greater financial flexibility.

Gross margin for the fiscal year was 22.6%, which is an improvement over the 21.9% gross margin from the prior year. Although our shipping and some raw-material costs have declined from their highs experienced in the last several years, we continue to work off our higher priced inventory acquired when these costs were at their highest. As we sell this high-cost inventory, our costs of goods sold declines. The high inflation rate which has prevailed over the last 24 months has also depressed our margins. Inflation affects our costs of goods more quickly than our ability to raise our selling prices. Any price hikes we introduce takes time to be accepted by our customers and consumers, and also have to be made more gradually in stages. The recent moderation of the inflation rate is allowing our increased selling prices to catch up to our higher costs of goods sold, which is improving our margins.

In fiscal 2021, we filed for arbitration against one of our former distributors asserting a breach of the distribution agreement. The liability arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision in favor of the Company on the majority of all of our claims. A damages hearing was held in August 2023. Subsequent to the end of the fiscal year, we reached a favorable agreement with the defendant to settle the case. The settlement, which was received in early October, covers our substantial legal fees and some losses due to the breach. We are pleased to have settled the case and that we will no longer have to expend time and money pursuing this case. Our costs to pursue this action have been sizeable, particularly during fiscal 2023, which were included in our selling, general and administrative costs and reduced our income from operations accordingly. Even though the costs in this case were material, we believe it is critical to defend our valuable intellectual property and will take action against any future infringements of our patents, trademarks and contractual agreements.

The Board of Directors approved the adoption of an Advance Notice Policy for the nominations of directors by the Company’s shareholders. This policy provides shareholders, directors and management with a precise framework for advance notice of nominations of directors by its shareholders. Among other things, the Advance Notice Policy fixes a deadline by which shareholders must submit nominations to the Company before any annual or special meeting of the shareholders, and sets forth the minimum information that a shareholder must include in such notice. The Advance Notice Policy became effective immediately upon its approval by the Board of Directors in May 2023. Common shareholders of the Company will be asked to approve the Advance Notice Policy at the next meeting of shareholders, which is expected to be held in early calendar 2024.

The Company has now reached its 70th year in operation. The business has changed and evolved dramatically since it was first incorporated in September 1953. Over the last several years, we have invested substantial amounts of capital into modernizing our organization and streamlining the business to focus on our strengths and core product lines. The resulting operational improvements have strengthened the Company and will allow us to more efficiently deploy our capital towards further growth. The closure of JCSC and conclusion of the expensive arbitration against its former distributor should reduce our operating cash requirements, and improve our operating margins, beginning in fiscal 2024.

Fiscal Years Ended August 31, 2023 and August 31, 2022

Fiscal 2023 sales totaled $54,289,303 compared to sales of $62,901,831 in fiscal 2022, which was a decrease of $8,612,528, or 14%.

Gross margin improved to 22.6% from fiscal 2022’s 21.9%. Shipping and transportation expenses have declined from the much higher rates that prevailed in fiscal 2022. High inflation rates also moderated as fiscal 2023 progressed, which allowed us to increase our product sales prices to catch up to the earlier increases in our costs of goods.

Operating expenses fell slightly by $7,065 to $11,816,441 from $11,823,506 in fiscal 2022. Selling, general and administrative expenses were largely flat at $3,973,055 compared to $4,008,166. Wages and employee benefits fell to $7,445,464 from $7,495,723 as the broad wage inflation continuing in most industries throughout the area and the United States was offset by a lower employee count during the current year. Depreciation and amortization increased to $397,922 from $319,617. Income from operations decreased to $430,684 from $1,969,553 due to the lower level of sales and the higher costs.

Other items in fiscal 2023 totaled a loss of ($388,213) compared to a loss of ($388,553) in fiscal 2022. These items include interest expense on the bank line of credit of $458,463 in 2023 compared to $163,045 in fiscal 2022, with the increase due to a higher level of borrowing and a significantly higher interest rate in fiscal 2023. Gain on sale of property, plant and equipment was $70,250 in fiscal 2023 and $4,526 in fiscal 2022. Other items in fiscal 2022 also included a payment of $300,000 for the settlement of claims.

Including other items, income before income taxes was $42,471 compared to income of $1,581,000 in fiscal 2022. Income tax expense for fiscal 2023 was $63,097 compared to expense of $416,877 in fiscal 2022. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net loss in fiscal 2023 was ($20,626), or ($0.01) per share, compared to net income of $1,164,123, or $0.33 per common share, in fiscal 2022. The weighted number of shares outstanding were 3,495,342 in fiscal 2023 and 3,493,807 in fiscal 2022.

Pet, Fencing and Other - JCC

Sales for JCC in fiscal 2023 were $49,219,224 compared to sales of $57,915,828 in fiscal 2022, which represents a decline of $8,696,604, or 15%. Sales of JCC seasonal warmer weather outdoor products was negatively affected by the cold and wet weather that extended into April across much of the United States. This caused many of our customers, including big box retailers, to delay their orders of these products until later into spring. This caused reduction in our sales volume for the season and for the year.

Sales of many of our pet products have not yet recovered to their pandemic period levels. The entire pet supply industry is currently suffering through a downturn of consumer demand. As a result, many retailers currently have excess inventory which has alleviated their need to reorder product. During fiscal 2023, we also experienced production quality issues with a manufacturer on a particular product line. We suspended sales of the line until the problem was corrected, which has successfully been accomplished and sales of the line have resumed.

The following table shows a breakdown between the pet, fencing and other categories in this segment. The figures for fiscal 2022 have been revised from those previously reported to reflect the reclassification of certain bag products from pet to other.

	Sales in Millions of Dollars			Percent of Total Sales
Fiscal Year	Pet	Fencing	Other	Pet	Fencing	Other
2023	$11,217,733	$36,078,696	$1,922,795	23%	73%	4%
2022	$16,856,059	$37,935,911	$3,123,858	29%	66%	5%

Industrial Wood Products - Greenwood

Sales at Greenwood in fiscal 2023 were $2,605,926, which was almost unchanged from sales of $2,626,209 in fiscal 2022. Greenwood’s sales were heavily impacted by the COVID-19 pandemic, as many of their products are sold to municipalities and larger transit operators which experienced lower rider demand and supply shortages of important components and skilled personnel. Since the end of the pandemic and many employees returning to offices, transit industry budgets have increased and demand for Greenwood’s products is beginning to recover.

Management believes there are significant opportunities to increase Greenwood’s sales by targeting new customers not only in the transportation industry, but also in other industries and sectors which Greenwood has not traditionally targeted, such as housing and construction. We have been seeking to add new traders to expand Greenwood’s sales efforts, and a new trader was hired in September 2023.

For fiscal 2023, Greenwood had an operating loss of ($46,307) compared to operating income of $21,865 for fiscal 2022.

Seed Processing and Sales - JCSC

During fiscal 2023, the Board of Directors made the difficult decision to permanently close JCSC effective August 31, 2023. Sales for JCSC in fiscal 2023 were $2,464,153 compared to sales of $2,359,794 in fiscal 2022. JCSC had an operating loss of ($251,261) in fiscal 2023 compared to an operating loss of ($517,453) in fiscal 2022.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $962,459 in fiscal 2023 compared to income of $819,139 in fiscal 2022. The results of JC USA are inter-company transactions and are eliminated on consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2023

As of August 31, 2023, the Company had working capital of $19,134,810 compared to working capital of $19,207,874 as of August 31, 2022. The largest change affecting working capital is a decrease in inventory of $2,293,265 to $18,339,048 from $20,632,313. Other changes in components of working capital include a decrease in cash of $400,767, a decrease in accounts receivable of $1,556,722, a decrease in prepaid expenses of $481,787, and a decrease in prepaid income taxes of $208,963. The decrease in cash is related to the repayment of funds borrowed against the bank line of credit. Prepaid expenses, which is mostly deposits paid for future inventory, declined as the Company’s large current inventory position has reduced the need for additional inventory purchases in the near term.

Accounts payable rose to $2,181,194 from $1,566,047 which is related to the timing of payments due to suppliers. Accrued liabilities increased by $257,154 to $2,113,193 from $1,856,039. Bank indebtedness, which is from the Company’s line of credit and has primarily been used to acquire inventory, was $1,259,259 as of August 31, 2023 compared to $7,000,000 as of August 31, 2022. Deferred tax assets rose to $319,875 from $Nil.

As of August 31, 2023, accounts receivable and inventory represented 97% of current assets and 80% of total assets. As of August 31, 2022, accounts receivable and inventory represented 94% of current assets and 81% of total assets. Our customers continue to pay on-time, with almost all of our outstanding receivables classified as current.

For the fiscal year ended August 31, 2023, the accounts receivable collection period or DSO was 38 days compared to 42 days for the year ended August 31, 2022. Inventory turnover for the year ended August 31, 2023 was 169 days compared to 130 days for the year ended August 31, 2022.

Short-term and Long-term Debt

External sources of liquidity include a line of credit from U.S. Bank of $10 million, of which approximately $8.74 million was available as of August 31, 2023.

Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank line of credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of August 31, 2023 was 6.88% (5.31% + 1.57%). The line of credit has certain financial covenants. The Company is in compliance with these covenants.

Subsequent to the end of the year, the Company repaid the remaining balance of $1.26 million borrowed against the line of credit utilizing both cash flow and a portion of the cash received from the arbitration settlement.

Current Working Capital Requirements

In October 2023, the Company received the cash payment under the arbitration settlement agreement with its former distributor. A portion of this payment was used to repay some of the amount borrowed under the Line of Credit, with the remainder held as working capital.

Based on the Company’s current working capital position, the anticipated reduction in cash needs due to the closure of JCSC, and the unused borrowing capacity under its current line of credit, the Company expects to have sufficient liquidity available to meet its working capital requirements for fiscal 2024.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2022 and 2023 has also had a negative effect on the Company’s interest expense paid for its borrowing under its line of credit. The interest rate paid by the Company has increased from 1.83% as of November 30, 2021 to 6.88% as of August 31, 2023.

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

The Company has not adopted any new accounting policies that would have a material impact on the consolidated financial statements, nor did it make changes to accounting policies. Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company did not have any derivative financial instruments as of August 31, 2023, and the Company does not use derivative instruments for trading purposes.

Changes in U.S. interest rates affect the interest earned on the Company’s cash as well as interest paid on debt. The Company has a line of credit with an interest rate based on published rates that may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments against any amounts borrowed against the line of credit if market interest rates fluctuate.

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

Audited Consolidated Financial Statements: fiscal 2023 and 2022

Report of Independent Registered Accounting Firm dated November 27, 2023 (Davidson & Company LLP, Vancouver, Canada, PCAOB ID# 731)

Consolidated Balance Sheets

Balance Sheets at August 31, 2023 and August 31, 2022

Consolidated Statements of Operations

For the years ended August 31, 2023 and August 31, 2022

Consolidated Statements of Stockholders’ Equity

For the years ended August 31, 2023 and August 31, 2022

Consolidated Statements of Cash Flows

For the years ended August 31, 2023 and August 31, 2022

Notes to Financial Statements

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. (the “Company”), as of August 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended August 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Completeness and accuracy of revenue

As described in Note 11 to the financial statements, the Company recognized revenue of $54,289,303 for the year ended August 31, 2023. As more fully described in Note 2 to the financial statements, the Company recognized revenue from the sale of industrial wood products, fencing, pet products, other specialty products and seed processing, handling and storage services. Product revenue is recognized when the products are shipped, title passes and the ultimate collection is reasonably assured. Service revenue is recognized when services have been performed and collection of the amounts is reasonably assured.

The principal considerations for our determination that the recognition of revenues is a critical audit matter are the volume of low value transactions and the significant value of total revenue recognized. This in turn lead to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence for revenues recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

•	Obtaining an understanding of the key controls associated with the Company’s material revenue cycles.
•	Evaluating the appropriateness of management’s assessment of revenue recognition criteria based on the Company’s operations.
•	Performing substantive testing procedures over a sample of revenue entries to invoices, shipping documents, and cash receipts to ensure completeness, occurrence, accuracy and appropriate cut-off of revenue recognized.
•	Assessing if the Company’s revenue recognition accounting policy is in accordance with US GAAP.

We have served as the Company’s auditor since 1999.

/s/ DAVIDSON & COMPANY LLP

Vancouver Canada	Chartered Professional Accountants

November 27, 2023

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$83,696	$484,463
Accounts receivable, net of allowance of $0 (August 31, 2022 - $0)	5,634,924	7,191,646
Inventory, net of allowance of $497,884 (August 31, 2022 - $800,000) (note 3)	18,339,048	20,632,313
Prepaid expenses	630,788	1,112,575
Prepaid income taxes	—	208,963

Total current assets	24,688,456	29,629,960

Property, plant and equipment, net (note 4)	4,655,427	4,828,420

Intangible assets, net (note 5)	134,845	33,358

Deferred tax assets (Note 6)	319,875	24,998

Total assets	$29,798,603	$34,516,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$2,181,194	$1,566,047
Bank indebtedness (note 7)	1,259,259	7,000,000
Income taxes payable (note 6)	147,629	—
Accrued liabilities	2,113,194	1,856,039

Total liabilities	5,701,276	10,422,086

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,498,899 common shares (August 31, 2022 – 3,495,342)	825,468	824,629
Additional paid-in capital	765,055	742,591
Retained earnings	22,506,804	22,527,430

Total stockholders’ equity	24,097,327	24,094,650

Total liabilities and stockholders’ equity	$29,798,603	$34,516,736

Contingencies (Note 14)

Subsequent events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2023	2022

SALES	$54,289,303	$62,901,831

COST OF SALES	42,042,178	49,108,772

GROSS PROFIT	12,247,125	13,793,059

OPERATING EXPENSES
Selling, general and administrative	3,973,055	4,008,166
Depreciation and amortization (notes 4, 5)	397,922	319,617
Wages and employee benefits	7,445,464	7,495,723

	11,816,441	11,823,506

Income from operations	430,684	1,969,553

OTHER ITEMS
Gain on sale of property, plant and equipment	70,250	4,526
Other income (loss) (note 14)	—	(230,034)
Interest expense	(458,463)	(163,045)
	(388,213)	(388,553)

Income before income taxes	42,471	1,581,000

Income taxes (note 6)
Current	(63,097)	(558,820)
Deferred recovery	—	141,943

Net (loss) income for the year	$(20,626)	$1,164,123

Basic (loss) earnings per common share	$(0.01)	$0.33

Diluted (loss) earnings per common share	$(0.01)	$0.33

Weighted average number of common shares outstanding:
Basic	3,498,236	3,493,807
Diluted	3,498,236	3,493,807

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2021	3,489,161	$823,171	$687,211	$21,363,307	$22,873,689
Shares issued pursuant to compensation plans (note 9)	6,181	1,458	55,380	—	56,838
Net Income	—	—	—	1,164,123	1,164,123

August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650
Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net Loss	—	—	—	(20,626)	(20,626)

August 21, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the year	$(20,626)	$1,164,123
Items not affecting cash:
Depreciation and amortization	397,922	319,617
Stock-based compensation expense	23,303	56,838
Gain on sale of property, plant and equipment	(70,250)	(4,526)
Deferred income taxes	(294,877)	(141,943)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	1,556,722	(105,143)
Decrease (increase) in inventory	2,293,265	(6,240,948)
Decrease in prepaid expenses	481,787	1,193,245
Decrease in prepaid income taxes	208,963	43,995
Increase in accounts payable and accrued liabilities	872,302	274,321
Increase in income taxes payable	147,629	—

Net cash and cash equivalents provided by (used by) operating activities	5,596,140	(3,440,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	(102,500)	(3,535)
Proceeds on sale of property, plant and equipment	70,250	—
Purchase of property, plant and equipment	(223,916)	(1,255,894)

Net cash and cash equivalents used in investing activities	(256,166)	(1,259,429)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) proceeds from bank indebtedness	(5,740,741)	4,000,000

Net cash and cash equivalents provided by (used in) financing activities	(5,740,741)	4,000,000

Net (decrease) in cash and cash equivalents	(400,767)	(699,850)

Cash and cash equivalents, beginning of year	484,463	1,184,313

Cash and cash equivalents, end of year	$83,696	$484,463

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

JC USA has the following wholly owned subsidiaries incorporated under the laws of the State of Oregon: Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, Greenwood Products, Inc. (“Greenwood”), incorporated February 2002, and JCC, incorporated September 2013. Jewett-Cameron Trading Company Ltd. and its subsidiaries (the “Company”) have no significant assets in Canada.

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

During the year ended August 31, 2023, the Company announced that it will be closing its JCSC subsidiary effective August 31, 2023. JCSC is currently in the process of selling the remaining seed inventory and equipment in preparation of being wound-up.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Basis of consolidation

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2023, cash held was $83,696 compared to $448,708 at August 31, 2022. At August 31, 2023, cash equivalents were $Nil compared to $35,755 at August 31, 2022.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Currency and foreign exchange

These financial statements are expressed in U.S. dollars which is also the functional currency of the Company and its subsidiaries as the Company's operations are primarily based in the United States.

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

The (loss) earnings per share data for the fiscal years ended August 31, 2023 and 2022 are as follows:

	2023	2022

Net (loss) income	$(20,626)	$1,164,123

Basic weighted average number of common shares outstanding	3,498,236	3,493,807

Effect of dilutive securities Stock options	—	—

Diluted weighted average number of common shares outstanding	3,498,236	3,493,807

Basic and diluted (loss) earnings per common share	$(0.01)	$0.33

Comprehensive income (loss)

The Company has no items of other comprehensive income or loss in any year presented. Therefore, net income or loss presented in the consolidated statements of operations equals comprehensive income or loss.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Equity awards are accounted for at their “fair value” which is measured on the grant date for stock-settled awards. For “full-value” awards, fair value is equal to the underlying value of the stock that have time vesting conditions.

Stock-based compensation to employees are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, or in the period of grant for awards that vest immediately without any future service condition. For awards that vest over time, previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The Company also grants employees and non-employees restricted stock awards (“RSAs”). The fair value of the RSAs is determined using the fair value of the common shares on the date of the grant. Forfeitures are accounted for as they occur.

The Company has not adopted a stock option plan and has not granted any stock options.

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2023 and 2022 follows:

	2023		2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$83,696	$83,696	$484,463	$484,463
Accounts receivable, net of allowance	5,634,924	5,634,924	7,191,646	7,191,646
Accounts payable and accrued liabilities	4,294,388	4,294,388	3,422,086	3,422,086
Bank Indebtedness	1,259,259	1,259,259	7,000,000	7,000,000

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$83,696	$83,696	$—	$—

The fair values of cash and cash equivalents are measured at amortized cost.

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

Recent Accounting Pronouncements

The Company has evaluated all recently issued, but not yet effective, accounting pronouncements and determined that it does not believe that any, if currently adopted, would have a material effect on the Company’s financial statements.

3.       INVENTORY

A summary of inventory as of August 31, 2023 and 2022 is as follows:

	2023	2022

Wood products and metal products	$18,326,243	$20,130,063
Agricultural seed products	12,805	502,250

	$18,339,048	$20,632,313

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2023 and 2022 is as follows:

	2023	2022

Office equipment	$668,260	$636,501
Warehouse equipment	1,556,424	1,504,867
Buildings	6,209,162	6,168,080
Land	559,065	559,065
	8,992,911	8,868,513

Accumulated depreciation	(4,337,484)	(4,040,093)

Net book value	$4,655,427	$4,828,420

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

5.       INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2023 and 2022 follows:

	2023	2022

Intangible assets	153,195	50,695

Accumulated amortization	(18,350)	(17,337)

Net book value	$134,845	$33,358

6.        INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2023	2022

Computed tax at the federal statutory rate	$294,398	$391,259
State taxes, net of federal benefit	62,193	172,074
Depreciation	—	—
Inventory reserve	—	—
Other	1,382	(4,513)

Provision for income taxes	$357,973	$558,820

Current income taxes	$357,973	$558,820
Deferred income taxes	(294,877)	(141,943)
	$63,096	$416,877

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

6.        INCOME TAXES (cont’d…)

Deferred income tax asset as of August 31, 2023 of $319,875 (August 31, 2022 – $24,998) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2023	2022

Deferred tax assets:
Allowance for inventory	$496,067	$273,618
Allowance for bad debts	—	—
Difference between book and tax depreciation	(86,895)	(150,942)

Total deferred tax assets	409,172	122,676
Valuation allowance	—	—

Net deferred tax assets	409,172	122,676

Net deferred tax liability	(89,297)	(97,678)

Combined net deferred tax asset (liability)	$319,875	$24,998

7.          BANK INDEBTEDNESS

Bank indebtedness under the Company’s line of credit as of August 31, 2023 was $1,259,259 (August 31, 2022 - $7,000,000). During fiscal year ended August 31, 2023, the line of credit was temporarily increased from $10,000,000 to $12,000,000 through August 31, 2023. Effective September 1, 2023, the line of credit returns to the original $10,000,000 limit.

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of August 31, 2023 was 6.88% (5.31% + 1.57%).

In conjunction with the temporary increase in the available borrowing limit, additional financial covenants have been added to the line of credit. These new covenants require the Company to maintain certain leverage ratios of borrowed funds to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The Company is currently in compliance with these covenants.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of August 31, 2023, the maximum number of shares available to be issued under the Plan was 17,251.

The Board of Directors has set the compensation for non-executive Directors under the Plan at 25 common shares for each quarter of service. The cumulative amount of shares earned each fiscal year to be granted shortly after the close of that fiscal year. Non-executive Directors also received a one-time initial grant of 225 common shares which were issued in December 2020.

During the year ended August 31, 2022, the Company made three issuances of common shares under the Plan. Under the first issuance, a total of 2,603 common shares were issued to Officers, Directors and Employees at a deemed price of $10.70 per share. 2,015 of these shares were issued to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement filed on December 7, 2020. The remaining 588 shares were issued to Employees and have a three-year Restricted Period. Under the second issuance, 2,500 common shares were issued to the Company’s Chief Executive Officer at a deemed price of $7.80 per share. These 2,500 common shares were issued without a Restricted Period under the Company’s S-8 Registration Statement. 1,078 shares were issued at a deemed price of $8.80 per share as the second year’s allocation of shares to employees who were granted shares in a three-year vesting period beginning in fiscal 2021.

During the year ended August 31, 2023, 3,557 common shares were issued under the Plan at an average price of $6.55 per share. 500 shares were granted to Directors without a Restricted Period under the Company’s S-8 Registration Statement. 3,057 common shares were granted to Officers and Employees and have a three-year Restricted Period.

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the years ended August 31, 2023 and 2022 the 401(k) compensation expense was $344,336 and $516,991, respectively.

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

Following is a summary of segmented information for the years ended August 31:

	2023	2022
Sales to unaffiliated customers:
Industrial wood products	$2,605,926	$2,626,209
Pet, Fencing and Other	49,219,224	57,915,828
Seed processing and sales	2,464,153	2,359,794
	$54,289,303	$62,901,831

Income (loss) before income taxes:
Industrial wood products	$(46,307)	$21,865
Pet, Fencing and Other	(622,420)	1,257,449
Seed processing and sales	(251,261)	(517,453)
Corporate and administrative	962,459	819,139
	$42,471	$1,581,000

Identifiable assets:
Industrial wood products	$814,059	$1,012,019
Pet, Fencing and Other	23,520,055	27,152,959
Seed processing and sales	146,466	471,003
Corporate and administrative	5,318,023	5,880,755
	$29,798,603	$34,516,736

Depreciation and amortization:
Industrial wood products	$—	$—
Pet, Fencing and Other	66,243	39,200
Seed processing and sales	6,120	6,347
Corporate and administrative	325,559	274,070
	$397,922	$319,617

Capital expenditures:
Industrial wood products	$—	$—
Pet, Fencing and Other	—	—
Seed processing and sales	—	—
Corporate and administrative	223,916	1,259,429
	$223,916	$1,259,429

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2023	2022

Sales	$34,393,590	$33,010,410

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

11.	SEGMENT INFORMATION (cont’d…)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2023	2022
United States	$52,732,300	$60,521,611
Canada	838,824	1,151,901
Mexico/Latin America/Caribbean	472,931	900,941
Europe	150,083	94,630
Asia/Pacific	95,165	232,748
	$54,289,303	$62,901,831

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2023 and 2022.

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

At August 31, 2023, two customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 75%. At August 31, 2022, three customers accounted for accounts receivable greater than 10% of accounts receivable for a total of 64%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2023, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $23,397,156. For the fiscal year ended August 31, 2022, there were two suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $26,817,775.

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2023 and 2022 are summarized as follows:

	2023	2022
Cash paid during the year for:
Interest	$459,617	$163,045
Income taxes	$—	$227,946

There were no non-cash investing or financing activities during the years presented.

14.       CONTINGENCIES

a)	In fiscal 2021, the Company initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. The liability arbitration hearing was held in December 2022. In February 2023, the arbitrator issued its decision and ruled in favor of the Company on the majority of its claims. Subsequent to year end in September 2023, the Company settled the arbitration for a cash payment of $2,450,000 which was received by the Company in October 2023.

b)	An association of District Attorneys in the State of California contacted the Company in regards to their investigation into the environmental labeling and marketing of dog waste bags. The District Attorneys claim that labeling certain dog waste bags, including the Company's, as biodegradable or compostable is misleading due to the lack of industrial composting facilities that accept dog waste. During the year ended August 31, 2022, the Company entered into a final settlement agreement which resulted in a $300,000 fine to the Company paid over a four-month period with no admission of guilt by the Company.

c)	The Company was one of three named defendants in a Civil Action in Pennsylvania. The matter was an action seeking compensation for personal injuries and is based on theories of product liability as to the Company. The matter arises out of a dog allegedly escaping from the Company’s kennel product and causing personal injuries to three individuals. The Company’s applicable liability insurer provided the defense covering the Company’s legal fees and costs. During the fiscal year ended August 31, 2022, the case was settled within the Company’s insurance policy limits with no admission of guilt by the Company, and there were no additional costs incurred.

15.       SUBSEQUENT EVENTS

a)	The remaining $1,260,000 borrowed against the line of credit has been repaid.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2023

		Additions	Deductions
	Balance at	Charged to	Credited to	Deductions
	Beginning	Costs and	Costs and	From	Balance at
	of Year	Expenses	Expenses	Reserves	End of Year

August 31, 2023

Allowance deducted from related Balance sheet account:
Inventory	$800,000	$48,177	$—	$350,293	$497,884
Accounts Receivable	$—	$—	$—	$—	$—

August 31, 2022

Allowance deducted from related Balance sheet account:
Inventory	$250,000	$557,946	$—	$7,946	$800,000
Accounts Receivable	$—	$—	$—	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--- No Disclosure Necessary ---

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner, and (2) accumulated and communicated to our management including our Chief Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2023.

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

ITEM 9B. OTHER INFORMATION

--- No Disclosure Necessary ---

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

        --- No Disclosure Necessary ---

PART III

ITEM 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 27, 2023 the names of the Directors of the Company. The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All of the Directors are citizens of the United States.

Table No. 4 Directors

		Date First
		Elected
Name	Age	Or Appointed
Geoff Guilfoy (1) (2)	73	August 2019
Charles Hopewell	67	February 2017
Sarah Johnson (1) (2) (3)	44	July 2017
Chris Karlin (1) (2)	62	December 2018
Chad Summers	49	November 2022
Michelle Walker (3)	49	July 2021
Mike Henningsen (3)	60	December 2022

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Governance Committee.

Table No. 5 lists, as of November 27, 2023, the names of the executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors. All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Chad Summers	Chief Executive Officer	49	January 2022
Mitch Van Domelen	Chief Financial Officer and Corporate Secretary	42	January 2022

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

Mitch Van Domelen is a Certified Public Accountant who joined Jewett-Cameron in July 2017 as Controller. He was appointed Chief Financial Officer in January 2022, and was appointed Corporate Secretary in December 2022. Mr. Van Domelen has extensive experience in finance and financial reporting for both public and private companies. Prior to joining Jewett-Cameron, he served as Controller for a national beverage brand where he managed the financial processes and full-cycle accounting for the company and its nine brewpub locations. From 2007 to 2012 he worked in public accounting at a large regional public accounting firm in Lake Oswego, Oregon, auditing both public and private companies. From 2005 to 2007, he served as a Sarbanes-Oxley (SOX) compliance consultant for SEC registrants in the Portland metro area, testing their compliance in both US and International regions. He holds a bachelor's degree in Business Administration from Southern Oregon University. He is a licensed CPA in the State of Oregon and is a member of the Oregon Society of CPA's

Charles E. Hopewell has over 35 years of experience in senior management positions with manufacturing companies, including serving as CEO of Sunset Manufacturing Inc, Neilsen Manufacturing Inc, and COO of Aluminite Corporation. In his past positions as COO or CEO, he has been involved in all organizational aspects, including sales and marketing, plant and equipment, personnel, and finance. He received a degree in Finance from the University of Oregon and an MBA from Willamette University’s Atkinson Graduate School of Management. Mr. Hopewell has also worked extensively in local and statewide workforce policy and K-12 CTE education at a Board level.

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

Mike Henningsen has extensive experience in operations and logistics. From 1999 to 2018, Mr. Henningsen was Chairman & President of Henningsen Cold Storage, a fourth-generation family business founded in 1923 headquartered in Hillsboro Oregon with logistics facilities in six states. During this period, he also held a number of positions with the International Association of Refrigerated Warehouses (IARW), including Chairman in 2008-2009. Prior to joining the family business, he served as a business banker with Wells Fargo. Mr. Henningsen received both his Bachelors of Science in Business Management and his MBA from the University of Oregon. He currently serves on the Boards of Parr Lumber Company, Willamette Windows, and the Southwest Washington Chapter of the American Red Cross. He also serves as an advisor to the Professional Benefit Services Board in Salem and on the Board of Trustees of Pacific University in Forest Grove, Oregon and the Columbia River Maritime Museum in Astoria, Oregon.

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

Audit Committees

The Company has an Audit Committee, which recommends to the board of directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company’s audits, the Company’s internal accounting controls, and the professional services furnished by the independent auditors to the Company. The board of directors adopted a new Audit Committee Charter in fiscal 2023.

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

The current members of the Audit Committee are Geoff Guilfoy (Chair), Sarah Johnson, and Chris Karlin. All members of the Audit Committee are “independent” within the meaning of the regulations from the SEC regarding audit committee membership. The Audit Committee met five times in fiscal 2023 and four times in fiscal 2022.

Compensation Committee

The Company has a Compensation Committee which recommends to the Board of Directors on compensation matters for the Company, including compensation plans and benefits of executive officers and directors. This includes determining the compensation for senior management, the size and recipients of bonuses, and equity incentive plans, including the grant of options and other awards. The Committee will also recommend executive appointments and complete annual performance evaluations of the Chief Executive Officer and Chief Financial Officer. The Committee also advises on succession plan matters and has the authority to retain outside advisors or consultants.

The Committee operates under a written charter, which requires the Committee to consist of at least three members appointed by the Board. The members shall be independent directors, and the Board will designate one member as Chairman of the Committee. The Committee shall meet a minimum of one time per year.

Current members of the Compensation Committee are Chris Karlin (Chair), Sarah Johnson, and Geoff Guilfoy. The Committee met three times in fiscal 2023 and three times in fiscal 2022.

Governance Committee

The Company has a Governance Committee which devises and recommends to the Board of Directors on governance matters for the Company, including corporate governance policies and the composition and policies of the Board of Directors. The Committee is also tasked with monitoring compliance with these policies once adopted. These include policies that reflect best practices for sound governance, conflict of interest, and environmental and social (ESG) policies. The Committee is also responsible for policies related to Board Director service, including evaluating the current composition of the Board including the necessary diversity, experience, skills and judgment to meet the current and future needs of the Company, and the form and amounts of Director compensation. It will make recommendations for committee members and chairs and evaluate each individual director for continued service. If it is determined that additional directors are required, the Committee will identify, recruit and interview candidates and make nominations of qualified candidates to the Board

The Committee operates under a written charter, which requires the Committee to consist of at least two independent members appointed by the Board, with one member designated as Chairman of the Committee. A member appointed by the Board shall be a member of the Committee until replaced by the Board and/or until his or her resignation. The Committee may request or engage a non-Independent Director only for purposes of advice/counsel and such non-Independent Director will not have any voting rights within the Committee.

Current members of the Governance Committee are Michelle Walker (Chair), Sarah Johnson, and Mike Henningsen. The Committee met eight times in fiscal 2023 and three times in fiscal 2022.

Compliance with Section 16(a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms. Management has determined there was one Form 3 report for a newly appointed Director that failed to be filed on a timely basis, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2023, 2022 and 2021 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp. (1)

Chad Summers, Chief Executive Officer
	2023	$295,833	$70,000	$—	$—	$—	$—	$20,500
	2022	$266,667	$78,100	$—	$19,500	$—	$—	$23,100

Charles Hopewell, Former Chief Executive Officer (2)
	2022	$120,781	$60,000	$—	$—	$—	$—	$29,600
	2021	$266,666	$87,384	$—	$—	$—	$—	$29,600

Mitch Van Domelen, Chief Financial Officer and Corporate Secretary
	2023	$170,833	$51,250	$—	$—	$—	$—	$20,500
	2022	$151,667	$45,500	$—	$—	$—	$—	$19,037

Michael Nasser, Former Corporate Secretary
	2022	$198,000	$75,000	$—	$—	$—	$—	$14,400
	2021	$198,000	$75,000	$—	$—	$—	$—	$14,400

(1)	“All Other Compensation” relates to the Company’s 401K contributions for each individual.
(2)	Mr. Hopewell served as Chief Executive Officer until December 31, 2021. The amounts included for fiscal 2022 are for his service as an Officer through December 31, 2021.

The Company has the same 401(k) Plan for executives as for all employees: it is a dollar-for-dollar match on 10% of eligible compensation, and a non-elective discretionary contribution based on the first $45,000 of eligible compensation.

Other than participation in the Company’s Restricted Share Plan and 401(k), no funds were set aside or accrued during fiscal 2023 or 2022 to provide pension, retirement or similar benefits for directors or executive officers.

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

Except for our Restricted Stock Plan and 401(k) Plan, we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. Officers received bonuses, which were determined and approved by the Board of Directors.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. During the year ended August 31, 2023, the Company issued 3,557 common shares (fiscal 2022 – 6,181 common shares) under the Restricted Share Plan. Of the 3,557 common shares, 500 of these shares were granted to Directors without a Restricted Period under the Company’s S-8 Registration Statement, and the remaining 3,057 common shares were granted to Officers and Employees and have a three-year Restricted Period.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation. Beginning in fiscal 2019, the Company reduced the percentage amount of the discretionary contribution while adding a matching contribution, which is designed to encourage employees to participate with their own contributions. For the years ended August 31, 2023 and 2022 the 401(k) compensation expense was $344,336 and $516,991, respectively. The decline in the expense in fiscal 2023 from 2022 is due to the Board of Directors approving a lower discretionary contribution for fiscal 2023 than in the prior year.

The contributions for Chad Summers for fiscal years 2023 and 2022 were $20,500 and $23,100, and the contributions for Mitch Van Domelen for fiscal 2023 and 2022 were $20,500 and $19,037. The contribution for Charles Hopewell for fiscal 2022 was $29,600. The contribution for Michael Nasser for fiscal 2022 was $14,400. There are no un-funded liabilities.

Stock Options

The Company formerly had a stock option program under which stock options to purchase securities from the Company could be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. No options were granted in fiscal 2023 or 2022, and the Company had no stock options outstanding as of August 31, 2023 and August 31, 2022.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2023 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made. Also, during fiscal 2023 the Company had no Defined Benefit or Actuarial Plan.

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

During fiscal 2023 the following cash payments were paid to directors for their service as directors: Charles Hopewell $18,000 (2022 - $8,500); Chad Summers $Nil (2022 - $Nil); Geoff Guilfoy $12,000 (2022 - $12,000); Mike Henningsen $8,000 (2022 - $Nil); Sarah Johnson $12,000 (2022 -$12,000); Chris Karlin $12,000 (2022 - $12,000); Mike Nasser $8,000 (2022 - $Nil); Michelle Walker $12,000 (2022 - $12,000).

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

In fiscal 2023, the Company issued 500 common shares (2022 – 400 common shares) to directors under the RSA Plan. The value of the shares issued was $2,620 (2022 - $4,240).

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2023 and 2022 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value. We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation. It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 27, 2023.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Oregon Community Foundation	1,048,534	29.97%
Common	Charles E. Hopewell	21,288	0.61%
Common	Chad Summers	5,378	0.15%
Common	Mitch Van Domelen	1,616	0.05%
Common	Geoff Guilfoy	450	0.01%
Common	Sarah Johnson	450	0.01%
Common	Chris Karlin	450	0.01%
Common	Michelle Walker	125	<0.01%
Common	Mike Henningsen	Nil	N/A

Total Directors, Executive Officers, and 5% Shareholders		1,078,291	30.82%

(1)        Based on 3,498,899 shares outstanding as of November 27, 2023 and shares granted under the RSA Plan for which the individual has voting control or are issuable within the next 60 days.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2023	2022

Audit fees	$90,000	$90,000
Tax fees	10,238	10,500
All other fees (1)	30,000	24,750

Total	$132,238	$125,250

(1) FY 2023:	$10,000 to review the Q1 Form 10-Q
$10,000 to review the Q2 Form 10-Q
$10,000 to review the Q3 Form 10-Q

FY 2022:	$8,250 to review the Q1 Form 10-Q
$8,250 to review the Q2 Form 10-Q
$8,250 to review the Q3 Form 10-Q

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

(B) Exhibits:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation	10-Q	1/13/2014	3.1
3.2	Articles of Incorporation of Jewett-Cameron Company.	10-Q	1/13/2014	3.2
10.1	Policy for the Recovery of Erroneously Awarded Executive Compensation as adopted on November 17, 2023				X
21	Subsidiaries of the Registrant: Refer to page 4 of this Form 10-K				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

Registrant

November 28, 2023	By:	/s/ “Chad Summers”
Chad Summers,
Chief Executive Officer and Director

November 28, 2023	By:	/s/ “Mitch Van Domelen”
Mitch Van Domelen,
Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 28, 2023	By:	/s/ “Charles Hopewell”
Charles Hopewell,
Chairman and Director

November 28, 2023	By:	/s/ “Geoff Guilfoy”
Geoff Guilfoy,
Director

November 28, 2023	By:	/s/ “Mike Henningsen”
Mike Henningsen,
Director

November 28, 2023	By:	/s/ “Sarah Johnson”
Sarah Johnson,
Director

November 28, 2023	By:	/s/ “Chris Karlin”
Chris Karlin,
Director

November 28, 2023	By:	/s/ “Michelle Walker”
Michelle Walker,
Director

