Form 10-Q
period 2023-11-30
JEWETT CAMERON TRADING CO LTD
filed 2024-01-16
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,504,802 common shares as of January 16, 2024.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2023

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2023	August 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$3,558,168	$83,696
Accounts receivable, net of allowance of $0 (August 31, 2023 - $0)	3,365,430	5,634,924
Inventory, net of allowance of $410,325 (August 31, 2023 - $497,884) (note 3)	17,513,417	18,339,048
Prepaid expenses	613,358	630,788

Total current assets	25,050,373	24,688,456

Property, plant and equipment, net (note 4)	4,545,687	4,655,427

Intangible assets, net (note 5)	112,847	134,845

Deferred tax assets (Note 6)	229,062	319,875

Total assets	$29,937,969	$29,798,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$2,802,837	$2,181,194
Bank indebtedness (note 7)	—	1,259,259
Income taxes payable (note 6)	349,745	147,629
Accrued liabilities	1,396,519	2,113,194

Total liabilities	4,549,101	5,701,276

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,498,899 common shares (August 31, 2023 – 3,498,899)	825,468	825,468
Additional paid-in capital	765,055	765,055
Retained earnings	23,798,345	22,506,804

Total stockholders’ equity	25,388,868	24,097,327

Total liabilities and stockholders’ equity	$29,937,969	$29,798,603

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022

SALES	$9,805,841	$12,577,500

COST OF SALES	7,849,760	9,717,800

GROSS PROFIT	1,956,081	2,859,700

OPERATING EXPENSES
Selling, general and administrative expenses	948,481	826,807
Depreciation and amortization (notes 4, 5)	97,903	111,536
Wages and employee benefits	1,698,920	1,928,155

Total operating expenses	2,745,305	2,866,498

Loss from operations	(789,224)	(6,798)

OTHER ITEMS
Gain on sale of property, plant and equipment	89,655	—
Other income (note 14)	2,450,000	—
Interest expense	(6,855)	(86,552)

Total other items	2,532,800	(86,552)

Income (loss) before income taxes	1,743,576	(93,350)

Income tax (expense) recovery	(452,035)	19,590

Net income (loss)	$1,291,541	$(73,760)

Basic income (loss) per common share	$0.37	$(0.02)

Diluted income (loss) per common share	$0.37	$(0.02)

Weighted average number of common shares outstanding:
Basic	3,498,899	3,496,202
Diluted	3,498,899	3,496,202

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650

Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net loss	—	—	—	(73,760)	(73,760)

November 30, 2022	3,498,899	$825,468	$765,055	$22,453,670	$24,044,193

Net income	—	—	—	53,134	53,134

August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Net income	—	—	—	1,291,541	1,291,541

November 30, 2023	3,498,899	$825,468	$765,055	$23,798,345	$25,388,868

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2023	Three Months Ended November 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,291,541	$(73,760)
Items not involving an outlay of cash:
Depreciation and amortization	97,903	111,536
Stock-based compensation expense	—	23,303
Gain on sale of property, plant and equipment	(89,655)
Write-down of intangible assets	21,790
Deferred income taxes	90,813	(20,002)

Changes in non-cash working capital items:
Decrease in accounts receivable	2,269,494	1,954,249
Decrease (increase) in inventory	825,631	(1,370,146)
Decrease in prepaid expenses	17,430	488,461
Decrease in prepaid income taxes	—	412
(Decrease) in accounts payable and accrued liabilities	(95,032)	(419,811)
Increase in income taxes payable	202,116	—

Net cash provided by (used by) operating activities	4,632,031	694,242

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	101,700	—
Purchase of property, plant and equipment	—	(36,223)

Net cash provided by (used in) investing activities	101,700	(36,223)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from bank indebtedness	(1,259,259)	600,000

Net cash (used) provided by financing activities	(1,259,259)	600,000

Net increase in cash	3,474,472	1,258,019

Cash, beginning of period	83,696	484,463

Cash, end of period	$3,558,168	$1,742,482

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2023

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

During the year ended August 31, 2023, the Company announced that it will end seed cleaning operations at its JCSC subsidiary effective August 31, 2023. JCSC is currently in the process of selling its remaining equipment and preparing to end its seed storage services in preparation of being wound-up.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2023, cash and cash equivalents were $3,558,168 compared to $83,696 at August 31, 2023.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (loss) per share (cont’d…)

The earnings (loss) for the three month periods ended November 30, 2023 and 2022 are as follows:

	Three Month Periods ended November 30,
	2023	2022

Net income (loss)	$1,291,541	$(73,760)

Basic weighted average number of common shares outstanding	3,498,899	3,496,202

Effect of dilutive securities Stock options	—	—

Diluted weighted average number of common shares outstanding	3,498,899	3,496,202

The Company has no items of other comprehensive income or loss in any period presented. Therefore, net income or loss presented in the consolidated statements of operations equals comprehensive income or loss.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2023 and August 31, 2023 follows:

	November 30, 2023		August 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,558,168	$3,558,168	$83,696	$83,696
Accounts receivable, net of allowance	3,365,430	3,365,430	5,634,924	5,634,924
Accounts payable and accrued liabilities	4,199,356	4,199,356	4,294,388	4,294,388
Bank indebtedness	—	—	1,259,259	1,259,259

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,558,168	$3,558,168	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

3.	INVENTORY

A summary of inventory is as follows:

	November 30, 2023	August 30, 2023

Pet, fencing, and other products	$16,878,064	$17,741,254
Industrial wood products	635,353	584,989
Agricultural seed products	—	12,805

	$17,513,417	$18,339,048

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2023	August 31 2023

Office equipment	$668,260	$668,260
Warehouse equipment	1,390,774	1,556,424
Buildings	6,209,162	6,209,162
Land	559,065	559,065
	8,827,261	8,992,911

Accumulated depreciation	(4,281,574)	(4,337,484)

Net book value	$4,545,687	$4,655,427

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

5.	INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2023	August 31, 2023

Intangible assets	131,405	153,195

Accumulated amortization	(18,558)	(18,350)

Net book value	$112,847	$134,845

6.	DEFERRED INCOME TAXES

Deferred income tax asset as of November 30, 2023 of $229,062 (August 31, 2023 - $319,875) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

7.	BANK INDEBTEDNESS

Bank indebtedness under the Company’s $10,000,000 line of credit as of November 30, 2023 was $Nil (August 31, 2023 - $1,259,259).

Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of November 30, 2023 was 6.90% (5.33% + 1.57%).

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of November 30, 2023, the maximum number of shares available to be issued under the Plan was 17,251.

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

During the three-month period ended November 30, 2023, the Company issued no common shares (three months ended November 2022 – 3,557 common shares) to officers, directors and employees under the RSA. The value of these shares was $Nil (2022 - $23,303).

10.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the three-month periods ended November 30, 2023 and 2022 the 401(k) compensation expense were $96,470 and $126,938, respectively.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

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

The following is a summary of segmented information for the three-month periods ended November 30, 2023 and 2022.

	2023	2022

Sales to unaffiliated customers:
Industrial wood products	$1,134,351	$606,909
Lawn, garden, pet and other	8,622,972	11,619,082
Seed processing and sales	48,518	351,509
	$9,805,841	$12,577,500

Income (loss) before income taxes:
Industrial wood products	$61,617	$(44,246)
Lawn, garden, pet and other	1,385,659	(156,651)
Seed processing and sales	33,043	(27,818)
Corporate and administrative	263,257	135,365
	$1,743,576	$(93,350)

Identifiable assets:
Industrial wood products	$985,386	$863,237
Lawn, garden, pet and other	20,359,711	26,325,793
Seed processing and sales	37,629	550,426
Corporate and administrative	8,555,243	6,907,012
	$29,937,969	$34,646,468

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	17,452	15,641
Seed processing and sales	870	1,587
Corporate and administrative	79,581	94,308
	$97,903	$111,536

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

11.	SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2023 and 2022:

	2023	2022
Sales	$6,125,113	$7,795,215

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2023 and 2022:

	2023	2022

United States	$9,132,072	$12,023,282
Canada	673,769	265,425
Europe	—	40,525
Mexico/Latin America/Caribbean	—	148,512
Asia/Pacific	—	99,756

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2023 and 2022.

12.	RISKS

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

At November 30, 2023, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 65%. At November 30, 2022, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 56%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2023, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $4,879,797. For the three months ended November 30, 2022, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $6,671,072.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30, 2023 and 2022 are summarized as follows:

	2023	2022

Cash paid during the periods for:
Interest	$29,671	$86,552
Income taxes	$173,717	$—

There were no non-cash investing or financing activities during the periods presented.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2023 (Unaudited)

14.	CONTINGENCIES

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

15.	SUBSEQUENT EVENT

In December 2023, the Company issued 5,903 common shares to officers, directors and employees under the Company’s Restricted Share Plan. The value of these shares was $32,064.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2023 and August 31, 2023 and its results of operations and cash flows for the three month periods ended November 30, 2023 and 2022 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2023 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2024. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products. JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. This business is a wholesaler, and a manufacturer and distributor of products that include an array of pet enclosures, kennels, and pet welfare and comfort products, proprietary gate support systems, perimeter fencing, greenhouses, and fencing in-fill products made of wood, metal and composites. Examples of the Company’s brands include Lucky Dog®, for pet products; Adjust-A-Gate™, Fit-Right®, Perimeter Patrol®, and Lifetime Post™ for gates and fencing; Early Start, Spring Gardner™, Greenline®, and Weatherguard for greenhouses, and MyEcoWorld® for sustainable bag products. JCC uses contract manufacturers to manufacture these products. Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer. Primary customers are home centers, eCommerce partners, on-line direct consumers as well as other retailers.

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

Results of Operations

Many of the challenges we experienced during fiscal 2023 continued into the first quarter of fiscal 2024. The changing consumer spending habits caused by worsening economic trends and inflationary pressure in the US economy have resulted in less current demand for a number of our products, particularly in our home improvement and pet lines. Consumers have continued to limit their spending on these types of discretionary products, particularly from the elevated levels that occurred during the COVID-19 pandemic.

Although our sales for the first quarter of fiscal 2024 were lower than our sales in the corresponding first quarter of fiscal 2023, they were higher than the sales recorded in the first quarter of pre-pandemic fiscal 2020. During the current quarter, our margins were negatively affected by the one-time sale of some older lumber inventory at reduced prices to clear warehouse space. Our margins also remain under pressure as we continue to sell through higher cost inventory acquired during the pandemic when shipping and raw material costs were much greater than current costs. As that inventory continues to sell through, we expect our margins will improve. The high inflation rate prevailing over the last several years also continues to affect our margins. Our costs rose faster than our selling prices as we are limited in our ability to increase our prices. Such price increases take time to be accepted by our customers and consumers and must be made more gradually. The recent moderating of the inflation rate is helping our efforts to balance our costs with our selling prices. Strategically, we are focusing on growing sales of our higher margin core products and adding complementary new products to the mix, while reducing certain expenses.

Sales of our fencing products continue to meet our forecasted levels. The new sales agreement we signed with one of our major lumber customers in 2023 is performing well. Although the agreement requires us to maintain higher lumber inventory than we typically carried in past periods, it is providing us with more consistent and predictable sales and increased the availability of our products in those stores. Our current lumber and fencing hardware inventory remains at our desired positions.

Pet product sales continue to lag compared to prior periods. The pet industry overall remains in a downturn from the surge of sales that occurred during the pandemic when many Americans remained at home. Inflation and a sharp reduction in American’s discretionary spending are also negatively affecting demand. As a result, many retailers have high levels of inventory on hand, and have limited their new orders of pet products. We expect these conditions to persist in fiscal 2024 until those retailers are able to work through that existing inventory. We are committed to maintaining our list prices on our primary pet products as there is no urgency to move this inventory since it will not degrade or spoil over time. For our slower moving pet products, we continue to explore opportunities to accelerate sales in those items.

Greenwood’s industrial lumber sales increased by 87% over the comparative quarter in fiscal 2023. Greenwood’s primary customers are in the transit sector which is beginning to rebound from the COVID-19 pandemic as more workers return to the office. We recently hired a new trader in September. This will expand our marketing and sales capabilities not only in our current sectors, but will also help develop our entry into new markets, such as in construction.

The official launch of our MyEcoWorld® sustainable bag products occurred in the 4th quarter of fiscal 2023. This represents an important new opportunity for the Company, as these products are consumables and offer recurring, non-seasonal sales that can provide revenue during our historically lower revenue quarters. Sales are beginning to grow. Though overall unit volumes are still relatively small, it does indicate that consumers are receptive to new sustainable alternatives to hydrocarbon derived plastic products. Although we are marketing these products to some of our existing home improvement and pet customers, many of the primary retailers for these products are not current customers. We are actively working to connect with these new outlets and present them with these innovative products. Building these new relationships takes time to establish and drive sales momentum, but we are encouraged by our progress and the positive consumer response we have received since the launch.

The announced restructuring of Jewett-Cameron Seed remains on schedule for the end of calendar 2023. During fiscal 2023, management concluded a comprehensive strategic review of the seed segment. As a result of this review, the Board of Directors made the difficult decision to end operations at JCSC. JCSC had not reported a full-year profit since fiscal 2020, and its business model was no longer sustainable due to fewer seed growers in the area, less demand for its seed marketing and sales services, and much higher operating costs. Seed cleaning operations ended as of August 31, and all the remaining seed inventory has been sold. Seed storage operations are anticipated to end December 31. Most of the segment’s equipment has also been sold, with the remainder expected to be disposed of over the next several months. Some of the JCSC staff were moved to other roles within the Company, and transition services were offered for the remainder who were terminated effective August 31, 2023.

JCSC owns 11.7 acres of land and 105,000 square feet of buildings in Hillsboro, Oregon. The land is very well located at a major interchange immediately adjacent to busy US Highway 26, which is a primary route linking Metro Portland to its Northwest suburbs and then to the Coast beaches. Its close proximity to Portland has meant that since 1990, Hillsboro has been one of the fastest growing cities in Oregon. Much of its original farmland has already been converted into residential areas and new business and industrial developments, including high-technology campuses. JCSCs land, which lies west of downtown Hillsboro, is currently zoned for agricultural use. However, there have been ongoing governmental discussions about the possibility of extending the Urban Growth Boundary (UGB) further to the west. These potential boundary changes, if they were to occur, could encompass JCSC’s land and allow for a rezoning to residential, commercial or industrial use. However, the process to change the UGB requires approval by the regional government council or the Governor of the State of Oregon. It may also require various other approvals and certain legal and regulatory changes. A voter referendum has been approved for a May election that, if passed, could significantly delay the approval and further submission of the UGB for various agency approval. The Company is investigating with the County all appropriate actions it could take to have the property zoned that could maximize its longer-term value. There is no guarantee this process will be initiated, or ultimately be successful. If the UGB does not change, it would restrict the permitted uses for the land and limit its value. Although the property has not been listed for sale, we are receiving unsolicited inquiries from third-parties interested in the potential purchase of the land and buildings. The ultimate disposition of these assets has not been determined but will be studied by the Board before any final decision is reached.

During the quarter, we successfully settled the arbitration we filed against one of our former distributors in 2021 for breach of a distribution agreement. Under the settlement agreement, we received a one-time cash payment of $2,450,000 in October. This payment covered our substantial legal fees and some of our losses due to the breach. We are pleased to have settled the case and that we will no longer have to expend time and money pursuing this case. Our costs to pursue this action have been sizeable and were included in our selling, general and administrative costs and reduced our income from operations accordingly. Even though the costs in this case were material, we believe it is critical to defend our valuable intellectual property and will take action against any future infringements of our patents, trademarks and contractual agreements.

We have fully repaid all of our current borrowing against our bank line of credit and, as of November 30th, all $10 million of the line is available. The Company’s revenues and cash flow continue to be seasonal and highly variable, with the 3rd and 4th quarters of the fiscal year being much busier than the 1st and 2nd quarters due to the Company’s current product offerings. Therefore, the availability of a line of credit is important to provide financial flexibility, and management expects to continue to maintain a credit line and draw against it as needed. We are studying the possibility of restructuring or replacing the existing line, as different credit arrangements may potentially provide the Company with greater financial flexibility.

Inventory as of November 30th was approximately $17.5 million, which was a decline of $825 thousand from August 31st. With the exception of our slower moving pet products, we are now approaching our desired inventory levels of many of our core products, including lumber. Because of the recent change to our lumber supply agreement with a major customer, we are required to maintain a higher level of lumber inventory than we have previously to ensure the availability of these products for this customer. We have begun to increase our orders and in-transit inventory ahead of the annual extended factory shutdowns in China for the Chinese New Year. This will allow us to have adequate product on hand to meet our anticipated orders for the upcoming start of the outdoor selling season.

The Company recently added two new members to the Board of Directors. Subriana Pierce and Ian Wendler have extensive knowledge and experience in consumer product development, marketing and sales. These are skills which the Company’s Governance Committee actively sought and recruited and which the Board believes will be highly valuable to the Company.

September 2023 marked the Company’s 70th anniversary since its original incorporation. Management is continuing to work through the current challenging economic climate by improving our operations, managing customer relationships, and sharpening our focus on our operational strengths, including our core product lines. We recently negotiated new purchase terms with several of our major suppliers. These new arrangements will shorten the time from our ordering to receipt of the product at our Oregon warehouse, while also improving our inventory management, reducing our capital outlays and enhancing our cash flow. The closure of JCSC and conclusion of the expensive arbitration against its former distributor should also reduce our operating cash requirements, and improve our operating margins going forward.

Three Months Ended November 30, 2023 and 2022

For the three months ended November 30, 2023, sales were $9,805,841 compared to sales of $12,577,500 for the three months ended November 30, 2022. This is a decrease of $2,771,659, or 22%.

Sales at JCC were $8,622,972 compared to sales of $11,619,082 for the three months ended November 30, 2022, which was a decrease of $2,996,110, or 26%. Current sales have been negatively affected by reduced discretionary spending by American consumers, particularly in the pet and home improvement sectors. Sales comparisons were also affected by a one-time order for kennels in last year’s first quarter which was not repeated in this year’s quarter. Operating loss for JCC was ($1,064,341) compared to an operating loss of ($156,651) for the quarter ended November 30, 2022. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,134,351 for the three months ended November 30, 2023 compared to sales of $606,909 for the three months ended November 30, 2022, which was an increase of $527,442, or 87%. Sales to municipalities and transit operators, which are Greenwood’s largest customers, have begun to improve post-pandemic as more users have returned to offices and increased demand for transit services. Management continues to seek new brokers to both open new sales channels and broaden its customer base. For the quarter, Greenwood had an operating income of $61,617 compared to an operating loss of ($44,246) for the three months ended November 30, 2022.

Sales at JCSC for the quarter ended November 30, 2023 were $48,518 compared to sales of $351,509. During fiscal 2023, the Board of Directors made the difficult decision to close JCSC effective August 31, 2023. The current quarter’s sales primarily represent the liquidation of the entire remaining seed inventory, and all cleaning operations were terminated effective August 31, 2023 which substantially reduced operating expenses for the current quarter. Some seed storage operations are ongoing, but are expected to be finished at the end of calendar 2023. Operating income at JCSC for the current quarter was $1,210 compared to an operating loss of ($27,818) for the quarter ended November 30, 2022.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2022, JC USA had operating income of $212,290 compared to operating income of $121,040 for the quarter ended November 30, 2022. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2023 was 19.9% compared to 22.7% for the three months ended November 30, 2022. Our margins remain under pressure as we work off high-cost inventory acquired during the period of higher shipping and raw-material costs. We also sold some older, slower moving lumber inventory at reduced margins during the current period which also negatively affected our margins.

Operating expenses declined to $2,745,305 from $2,866,498 recorded in the three months ended November 30, 2023. Selling, General and Administrative Expenses rose to $948,481 from $826,807. Wages and employee benefits fell to $1,698,920 from $1,928,155 due to a decline in employee headcount related to the wind-down of operations at JCS. Depreciation and Amortization decreased to $97,904 from $111,536.

Loss from operations for the current quarter was ($789,224) compared to a loss of ($6,798) for the quarter ended November 30, 2022.

In September 2023, the Company settled its arbitration case against one of its former distributors for a cash payment of $2,450,000. We accounted for the one-time gain as other income. Other items include a gain on sale of assets of $89,655 which largely is due to the sale of JCS equipment. Net interest expense in the current period was ($6,855) compared to interest expense of ($86,552) during the period ended November 30, 2023 which was related to amounts borrowed against our bank line of credit.

Income before income taxes was $1,743,576 for the quarter ended November 30, 2023 compared to a loss before income taxes of ($93,350) for the quarter ended November 30, 2022. Income tax expense in the current quarter was ($452,035) compared to income tax recovery of $19,590 in the prior year’s quarter. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net income for the quarter ended November 30, 2023, including the one-time gain from the arbitration settlement, was $1,291,541, or $0.37 per share, compared to a net loss of ($73,760), or ($0.02) per share, for the quarter ended November 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2023, the Company had working capital of $20,501,272 compared to working capital of $18,987,180 as of August 31, 2023, an increase of $1,514,092. Cash and cash equivalents totaled $3,558,168, an increase of $3,474,472 from cash of $83,696. The increase was due to the receipt of the arbitration settlement, as well as the timing of collection of accounts receivable, which fell to $3,365,430 from $5,634,924. Inventory decreased by $825,631 to $17,513,417 from $18,339,048. Prepaid expenses, which is largely related to down payments for future inventory purchases, declined slightly to $613,358 from $630,788.

Current liabilities fell to $4,549,101 from $5,701,276. The largest component of the decline was bank indebtedness, which was $Nil as of November 30, 2023 compared to $1,259,259 as of August 31, 2023 as the Company fully repaid its borrowing under the bank line of credit during the quarter. Accounts payable rose to $2,802,837 from $2,181,194, and accrued liabilities declined to $1,396,519 from $2,113,194. Income taxes payable rose to $349,745 from $147,629, with the increase related to the tax payable on the arbitration settlement.

As of November 30, 2023, accounts receivable and inventory represented 83% of current assets and 70% of total assets compared to 97% of current assets and 80% of total assets as of August 31, 2023. For the three months ended November 30, 2023, the accounts receivable collection period, or DSO, was 31 days compared to 38 days for the three months ended November 30, 2022. Although the Company’s level of non-current and past-due invoices is not a significant percentage of its overall accounts receivable, management continues its efforts to collect on its aged accounts and reduce the DSO. Inventory turnover to the three months ended November 30, 2023 was 206 days compared to 200 days for the three months ended November 30, 2022.

External sources of liquidity include a line of credit from U.S. Bank of $10,000,000. During the first quarter, the Company fully repaid the balance borrowed against the line and had the full amount of $10,000,000 available as of November 30, 2023. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. Interest was previously calculated solely on the one-month LIBOR rate plus 175 basis points. Beginning with the monthly interest payment due March 31, 2022, the Company’s Bank Line of Credit agreement was revised to change the calculation of the interest rate from the one-month LIBOR rate to the one-month Secured Overnight Financing Rate (SOFR). Interest is now calculated based on the one-month SOFR plus 157 basis points, which as of November 30, 2023 was 6.90% (5.33% + 1.57%). The line of credit has certain financial covenants. The Company is in compliance with these covenants.

During the quarter, the Company issued no common shares.

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the Bank Line of Credit, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the remainder of fiscal 2024.

OTHER MATTERS

Inflation

Historically, inflation has not been a significant issue for the Company. However, beginning in fiscal 2021, a number of product costs increased substantially, including raw materials, energy, and transportation/logistical related costs.

These higher costs have negatively affected the Company’s gross margins. Typically, the Company passes cost increases on to the customer, and is currently raising its product prices as much as the market will bear. Retailers are currently more receptive to such increases than in the past due to a mutual understanding of the current inflationary environment and the objective reasons for such. Since the ability of the Company to pass through all of the current increase in its product costs to its customers are somewhat limited and occur after such costs are first incurred, management expects that its gross margins will remain under pressure in fiscal 2024.

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2022 and 2023 has also had a negative effect on the Company’s interest expense paid for its borrowing under its line of credit. The interest rate paid by the Company increased from 5.39% as of November 30, 2022 to 6.90% as of November 30, 2023. The Company repaid the remaining amount borrowed under the line in October 2023, and currently has no borrowing against the line.

Environmental, Social and Corporate Governance (ESG)

Jewett-Cameron endeavors to be a good steward and provide sustainable products with a positive impact. We strive to operate and grow in a way that honors our environment and relationships for the long term. This also aligns with one of our three value pillars: stewardship.

Environmental

For our products, the goal is that 90% of materials can be recycled. Our suppliers are audited to strict commercial and fair practice standards, including our own supplier qualifications regarding facilities, capacity, labor practices, and environmental awareness. Packaging is designed to maximize recyclability and re-use and minimize non-recycled materials, and all waste materials in our own facilities are segregated to maximize recycling. Our facilities have replaced high energy consumption infrastructure with energy efficient HVAC and lighting during our most recent remodel.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 5,000 shares on NASDAQ for the fiscal year ended August 31, 2023, and 4,150 for the quarter ended November 30, 2023. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the three months ended November 30, 2023 our top ten customers represented 94% of our total sales, and our single largest customer was responsible for 35% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2023. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company has a line of credit whose interest rate may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The interest rate on amounts borrowed on its Bank Line of Credit, when any exists, has increased from 1.83% as of November 30, 2021 to 6.90% as of November 30, 2023.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 16, 2024	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: January 16, 2024	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Corporate Secretary and Chief Financial Officer

