Form 10-Q
period 2024-02-29
JEWETT CAMERON TRADING CO LTD
filed 2024-04-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,504,802 common shares as of April 15, 2024.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 29, 2024

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 29, 2024	August 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$1,149,316	$83,696
Accounts receivable, net of allowance of $0 (August 31, 2023 - $0)	4,676,317	5,634,924
Inventory, net of allowance of $410,325 (August 31, 2023 - $497,884) (note 3)	17,576,787	18,339,048
Prepaid expenses	796,393	630,788

Total current assets	24,198,813	24,688,456

Property, plant and equipment, net (note 4)	4,450,788	4,655,427

Intangible assets, net (note 5)	112,639	134,845

Deferred tax assets (Note 6)	226,148	319,875

Total assets	$28,988,388	$29,798,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$2,190,006	$2,181,194
Bank indebtedness (note 7)	—	1,259,259
Income taxes payable	172,722	147,629
Accrued liabilities	1,738,874	2,113,194

Total liabilities	4,101,602	5,701,276

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,504,802 common shares (August 31, 2023 – 3,498,899)	826,861	825,468
Additional paid-in capital	795,726	765,055
Retained earnings	23,264,199	22,506,804

Total stockholders’ equity	24,886,786	24,097,327

Total liabilities and stockholders’ equity	$28,988,388	$29,798,603

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the end of February		Six Month Periods to the end of February
	2024	2023	2024	2023

SALES	$8,229,192	$8,143,421	$18,035,033	$20,720,921

COST OF SALES	6,164,676	6,222,879	14,014,436	15,940,679

GROSS PROFIT	2,064,516	1,920,542	4,020,597	4,780,242

OPERATING EXPENSES
Selling, general and administrative expenses	967,426	1,096,090	1,915,907	1,922,897
Depreciation and amortization	91,039	88,079	188,943	199,615
Wages and employee benefits	1,732,738	1,946,458	3,431,658	3,874,613
	2,791,203	3,130,627	5,536,508	5,997,125

(Loss) income from operations	(726,687)	(1,210,085)	(1,515,911)	(1,216,883)

OTHER ITEMS
Other income	—	—	2,450,000	—
Interest income (expense)	19,819	(114,530)	12,964	(201,082)
(Loss) gain on sale of assets	(568)	—	89,087	—
	19,251	(114,530)	2,552,051	(201,082)

(Loss) income before income taxes	(707,436)	(1,324,615)	1,036,140	(1,417,965)

Income tax recovery (expense)	173,291	352,577	(278,745)	372,167

Net (loss) income	(534,145)	$(972,038)	757,395	$(1,045,798)

Basic (loss) earnings per common share	$(0.15)	$(0.28)	0.22	$(0.30)

Diluted (loss) earnings per common share	$(0.15)	$(0.28)	0.22	$(0.30)

Weighted average number of common shares outstanding:
Basic	3,504,348	3,498,899	3,501,623	3,497,543
Diluted	3,504,348	3,498,899	3,501,623	3,497,543

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650

Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net loss	—	—	—	(1,045,798)	(1,045,798)

February 28, 2023	3,498,899	825,468	765,055	21,481,632	23,072,155

Net income	—	—	—	1,025,172	1,025,172

August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Shares issued pursuant to compensation plans (note 9)	5,903	1,393	30,671	—	32,064
Net income	—	—	—	757,395	757,395

February 29, 2024	3,504,802	$826,861	$795,726	$23,264,199	$24,886,786

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period at the end of February,	Six Month Period at the end of February,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$757,395	$(1,045,798)
Items not involving an outlay of cash:
Depreciation and amortization	188,943	199,615
Stock-based compensation expense	32,064	23,303
Gain on sale of property, plant and equipment	(89,087)	—
Write-down of intangible assets	21,790	—
Deferred income taxes	93,727	(372,992)

Changes in non-cash working capital items:
Decrease in accounts receivable	958,607	2,930,390
Decrease (increase) in inventory	762,261	(2,447,334)
(Increase) decrease in prepaid expenses	(165,605)	318,009
(Decrease) in accounts payable and accrued liabilities	(365,508)	(1,020,411)
Decrease (increase) in prepaid income taxes	—	825
Increase in income taxes payable	25,093	—

Net cash provided by (used in) operating activities	2,219,680	(1,414,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	105,199	—
Purchase of property, plant and equipment	—	(301,681)

Net cash provided by (used in) investing activities	105,199	(301,681)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) proceeds from bank indebtedness	(1,259,259)	1,500,000

Net cash provided by (used in) financing activities	(1,259,259)	1,500,000

Net increase (decrease) in cash	1,065,620	(216,074)

Cash, beginning of period	83,696	484,463

Cash, end of period	$1,149,316	$268,389

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 29, 2024

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

During the year ended August 31, 2023, the Company announced that it will end seed cleaning operations at its JCSC subsidiary effective August 31, 2023. JCSC has ended its active operations and has sold most of its remaining equipment in preparation of being wound-up.

Our operations and general workforce can be negatively affected by a number of external factors. Examples include, but are not limited to, the COVID-19 global pandemic and political conflict in other regions that may affect economies and financial markets globally. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and their effect on the Company’s business, financial condition, or ability to raise funds.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 29, 2024, cash and cash equivalents were $1,149,316 compared to $83,696 at August 31, 2023.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (loss) per share (cont’d…)

The earnings (loss) for the three and six month periods ended February 29, 2024 and February 28, 2023 are as follows:

	Three Month Periods at the end of February,		Six Month Periods at the end of February,
	2024	2023	2024	2023

Net (loss) income	$(534,145)	$(972,038)	$757,395	$(1,045,798)

Basic weighted average number of common shares outstanding	3,504,348	3,498,899	3,501,623	3,497,543

Effect of dilutive securities Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,504,348	3,498,899	3,501,623	3,497,543

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 29, 2024 and August 31, 2023 follows:

	February 29, 2024		August 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,149,316	$1,149,316	$83,696	$83,696
Accounts receivable, net of allowance	4,676,317	4,676,317	5,634,924	5,634,924
Accounts payable and accrued liabilities	3,928,880	3,928,880	4,294,388	4,294,388
Bank indebtedness	—	—	1,259,259	1,259,259

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 29, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 29, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,149,316	$1,149,316	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

3.	INVENTORY

A summary of inventory is as follows:

	February 29, 2024	August 31, 2023

Pet, fencing, and other products	$16,817,367	$17,741,254
Industrial wood products	759,430	584,989
Agricultural seed products	—	12,805

	$17,576,787	$18,339,048

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 29, 2024	August 31 2023

Office equipment	$668,260	$668,260
Warehouse equipment	1,382,616	1,556,424
Buildings	6,209,162	6,209,162
Land	559,065	559,065
	8,819,103	8,992,911

Accumulated depreciation	(4,368,315)	(4,337,484)

Net book value	$4,450,788	$4,655,427

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

5.	INTANGIBLE ASSETS

 A summary of intangible assets is as follows:

	February 29, 2024	August 31, 2023

Intangible assets	131,405	153,195

Accumulated amortization	(18,766)	(18,350)

Net book value	$112,639	$134,845

6.	DEFERRED INCOME TAXES

Deferred income tax asset as of February 29, 2024 of $226,148 (August 31, 2023 - $319,875) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

7.	BANK INDEBTEDNESS

The Company currently has a Bank Line of Credit of $5,000,000 The line contains a number of financial covenants, and the Company is currently in compliance with all covenants. Current indebtedness under the line as of February 29, 2024 was $Nil (August 31, 2023 - $1,259,259). Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Calculation of the interest rate is based on the one-month Secured Overnight Financing Rate (SOFR) of the one-month SOFR plus 157 basis points, which as of February 29, 2024 was 6.89% (5.32% + 1.57%).

The Bank Line of Credit was $10,000,000 until February 28, 2024 when the former line was replaced with a new agreement. The new line is $5,000,000 and will expire on June 30, 2024. The new line also contains new financial covenants, including the requirement that the Company enter into a firm lending agreement with a different lender by May 31, 2024. The Company is currently in negotiations with other potential lenders to establish new credit arrangements and anticipates meeting this requirement when due.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of February 29, 2024 the maximum number of shares available to be issued under the Plan was 11,347.

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

During the six-month period ended February 29, 2024, the Company issued 5,903 common shares (six months ended February 2023 – 3,557 common shares) to officers, directors and employees under the RSA. The value of these shares was $32,064 (2023 - $23,303).

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

10.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the six-month periods ended February 29, 2024 and February 28, 2023 the 401(k) compensation expense were $238,967 and $276,780, respectively.

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

Following is a summary of segmented information for the six-month periods ended February 29, 2024 and February 28, 2023.

	2024	2023

Sales to unaffiliated customers:
Industrial wood products	$1,958,424	$939,600
Lawn, garden, pet and other	16,006,937	18,871,381
Seed processing and sales	69,672	909,940
	$18,035,033	$20,720,921

Income (loss) before income taxes:
Industrial wood products	$41,383	$(105,466)
Lawn, garden, pet and other	451,102	(1,572,114)
Seed processing and sales	38,392	(11,329)
Corporate and administrative	505,263	270,944
	$1,036,140	$(1,417,965)

Identifiable assets:
Industrial wood products	$1,122,621	$827,085
Lawn, garden, pet and other	21,689,541	25,781,691
Seed processing and sales	20,979	856,663
Corporate and administrative	6,155,247	6,508,391
	$28,988,388	$33,973,830
Capital expenditures:
Industrial wood products	$—	$—
Lawn, garden, pet and other	—	—
Seed processing and sales	—	—
Corporate and administrative	—	301,681
	$—	$301,681

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

11.	SEGMENT INFORMATION (cont’d…)

	2024	2023

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	34,564	30,281
Seed processing and sales	1,280	3,262
Corporate and administrative	153,099	166,072
	$188,943	$199,615

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 29, 2024 and February 28, 2023:

	2024	2023

Sales	$11,344,309	$12,630,634

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 29, 2024 and February 28, 2023:

	2024	2023

United States	$16,929,157	$19,929,828
Canada	1,105,876	354,185
Europe	—	40,525
Mexico/Latin America/Caribbean	—	301,615
Asia/Pacific	—	94,768

All of the Company’s significant identifiable assets were located in the United States as of February 29, 2024 and February 28, 2023.

12.	RISKS

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

At February 29, 2024, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 69%. At February 28, 2023, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 67%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 29, 2024 (Unaudited)

12.	RISKS (cont’d…)

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 29, 2024, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $10,143,882. For the six months ended February 28, 2023, there were two suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $9,895,011.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 29, 2024 and February 28, 2023 are summarized as follows:

	2024	2023

Cash paid during the periods for:
Interest	$31,183	$186,906
Income taxes	$173,717	$—

There were no non-cash investing or financing activities during the periods presented.

14.	CONTINGENCIES

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

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 29, 2024 and August 31, 2023 and its results of operations and cash flows for the three and six month periods ended February 29, 2024 and February 28, 2023 in accordance with U.S. GAAP. Operating results for the three and six month periods ended February 29, 2024 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2024. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The lawn, garden, pet and other segment reflects the business of Jewett-Cameron Company (JCC), which is a wholesaler of wood products and a manufacturer and distributor of specialty metal products. JCC operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. This business is a wholesaler, and a manufacturer and distributor of products that include an array of pet enclosures, kennels, and pet welfare and comfort products, proprietary gate support systems, perimeter fencing, greenhouses, and fencing in-fill products made of wood, metal and composites. Examples of the Company’s brands include Lucky Dog®, for pet products; Adjust-A-Gate®, Fit-Right®, Perimeter Patrol®, and Lifetime Post® for gates and fencing; Early Start, Spring Gardner™, Greenline®, and Weatherguard for greenhouses, and MyEcoWorld® for sustainable bag products. JCC uses contract manufacturers to manufacture these products. Some of the products that JCC distributes flow through the Company’s facility in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer. Primary customers are home centers, eCommerce partners, on-line direct consumers as well as other retailers.

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC). JCSC processes and distributes agricultural seed. Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed. JCSC ended all operations effective December 31, 2023 in preparation of being wound-up.

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

Results of Operations

During the second quarter, the Company continued its efforts to improve our operations while focusing on our core product lines. Those core product lines are fencing, Lucky Dog® brand pet containment products, and our newest segment, sustainable bags under the MyEcoWorld® brand.

We continue to endure the negative national economic pressures caused by changes in consumer spending and inflationary pressures. However, our results for the second quarter of fiscal 2024 demonstrate our progress in sharpening our focus on our core strengths. Although our revenues were only slightly higher for the current quarter than in the second quarter of fiscal 2023, the closure of our seed division meant there were minimal revenues from JCSC in the current period. Excluding revenue from JCSC, sales for the current quarter increased by 8% over the comparable quarter of fiscal 2023. Our gross margins also improved, and our operating expenses declined.

The sell through of our older higher cost inventory has contributed to the improvement in our margins. This inventory was acquired during the pandemic when costs, particularly raw materials and shipping, were substantially higher than prevailing today. Inflation has also negatively affected our results, as the high rates of inflation that have prevailed since 2021 have resulted in our costs rising faster than our selling prices. Any price increases we enact must be made gradually as they take time to be accepted by our customers. Inflation rates have recently stabilized which is allowing us to better match our selling prices with our current costs.

We have pulled back from our selling efforts in higher cost overseas markets and instead are focusing on adding new customers in North America. We acquired a significant number of new customers in the first six months of fiscal 2024 as we work to broaden and diversify our sales mix. In Canada, our sales for the current six months increased by 200% over the comparable period last year as we have added several important new customers there.

Our inventory as of February 29, 2024 was approximately $17.58 million. With the exception of our slower moving pet products, we remain near our desired inventory levels for our core products as we enter into our historically busier Spring and Summer. This season is the second under our new lumber supply agreement with a major customer which requires us to maintain a higher level of lumber inventory than we did in prior years. This agreement is performing well, as it is providing us with more consistent and predictable sales and has increased the availability of our products in those stores. The market for our other fencing products is encouraging. One of our fence products launched in the last several years had a slow start but demand is now growing rapidly. We continue to innovate and are excited to introduce our newest fence product later this year to further expand our presence in the fence and gate category.

Sales of our pet containment products continue to lag as the entire pet industry remains in a post-pandemic downturn Consumers are spending significantly less on pet products as many workers have returned to the office. Inflation and the reduction of discretionary spending by American consumers are negatively affecting demand. Many retailers continue to have high levels of inventory on hand which is limiting their new orders of pet products. Although we are seeing positive signs that these conditions are beginning to improve, we expect these conditions to broadly persist in fiscal 2024, as retailers work through their existing inventory positions and adjust to the changes in consumer purchasing habits. We are committed to maintaining our list prices on our primary pet products as there is no urgency to move this inventory since it will not degrade or spoil over time. For our slower moving pet products, we continue to explore opportunities to accelerate sales in those items.

At Greenwood, sales have grown by 108% in current six months of fiscal 2024 compared to the comparable period for fiscal 2023. Results have benefited from higher demand from Greenwood’s primary customers in the government and transit sector where ridership is rebounding from the lows experienced during the COVID-19 pandemic as more workers return to the office. We continue to seek to add additional traders to expand our marketing and sales capabilities. This will enhance our efforts in our current markets and will also help develop our potential entry into new and larger markets, such as in construction.

Sales of our sustainable bag products under our MyEcoWorld® brand are growing since its initial soft launch in the 4th quarter of fiscal 2023. The products fully launched through some of our distribution channels in January 2024, but are currently a relatively small portion of our sales mix. We expect it will take time for sales of these new and innovative premium products to gain traction with retailers and consumers. This represents an important new opportunity for the Company, as these trash bags, bin liners and pet waste bags are consumables that customers use regularly and offer recurring, non-seasonal sales that can provide the Company with revenue during our historically lower revenue quarters. Although we are marketing these products to some of our existing home improvement and pet customers, many of the primary retailers for these products are not current customers. We are actively working to connect with these new outlets and present them with these innovative products. The recurring nature of consumer purchases of these products also provides us with the opportunity to initiate a direct to consumer subscription service to secure ongoing repeat sales.

The final closure of Jewett-Cameron Seed operations occurred on schedule and seed storage ended as of December 31, 2023 after seed cleaning operations ended as of August 31, 2023. All of the seed inventory has been sold, and the majority of the segment’s equipment has also been sold, with the remainder expected to be disposed of shortly. Some of the JCSC staff were moved to other roles within the Company, and transition services were offered for the remainder who were terminated effective August 31, 2023. The decision by the Board of Directors to close JCSC was a difficult one, but JCSC had not reported a full-year profit since fiscal 2020, and its business model was no longer sustainable due to fewer seed growers in the area, less demand for its seed marketing and sales services, and much higher operating costs. The closure reduces our costs and operational risk and reinforces our focus on our core product lines.

JCSC owns 11.7 acres of land and 105,000 square feet of buildings in Hillsboro, Oregon. The land is very well located at a major interchange immediately adjacent to busy US Highway 26, which is a primary route linking Metro Portland to its Northwest suburbs and then to the Coast beaches. Its close proximity to Portland has meant that since 1990, Hillsboro has been one of the fastest growing cities in Oregon. Much of its original farmland has already been converted into residential areas and new business and industrial developments, including high-technology campuses. JCSCs land, which lies north of downtown Hillsboro within the traditional farming area, is currently zoned for Industrial Agricultural related operations. The property is situated outside the current regional Urban Growth Boundary (UGB) which legally defines the possible uses of land in the Greater Portland region. However, there have been ongoing governmental discussions about the possibility of extending the UGB further to the west. These potential boundary changes, if they were to occur, could encompass JCSC’s land and allow for a rezoning to residential, commercial or broader industrial use which would likely increase its value. We have not yet made any decision regarding the future use of our property. The Company and Board are studying various options to determine its best use in consideration of the local and regional Governments’ intentions to balance potential growth opportunities and the interests of the existing local population within the UGB framework.

We successfully settled the arbitration we filed against one of our former distributors in 2021 for breach of a distribution agreement during the first quarter of fiscal 2024. We received a one-time cash payment of $2,450,000 in October under the settlement agreement. This payment covered our substantial legal fees and some of our losses due to the breach. We are pleased to have settled the case and that we will no longer have to expend time and money pursuing this case. Our costs to pursue this action have been sizeable and reduced our income from operations accordingly. Even though the costs in this case were material, we believe it is critical to defend our valuable intellectual property and will take action against any future infringements of our patents, trademarks and contractual agreements.

Currently, we have no borrowing against our bank line of credit but we anticipate drawing against the line in the 3rd quarter to fund inventory purchases for our busy Spring and Summer seasons. The line was recently renegotiated with the bank. At our request, the maximum draw was reduced from $10 million to $5 million as our current financial forecasts do not anticipate the need for us to borrow above that level. Our bank has decided that we do not currently meet their criteria for a bank line of credit, but it does not affect our treasury banking relationship with them. The revised line will terminate as of June 30, 2024, and contains new covenants, including a requirement that the Company will have a new lending agreement in place with a different lender as of May 31, 2024. We are currently in negotiations with other lenders, including asset based lenders, on establishing a new line of credit of $5 million or less. Although a new line may provide us with greater financial flexibility and the opportunity to better fit our credit arrangement to our current financial needs, it will likely include a higher interest rate than we were paying for borrowing under our previous line commensurate with the lower borrowing limit. We anticipate having one or more new funding and banking arrangements in place by the required date.

We will continue to focus on our core product lines, including efforts to increase our sales to our primary customers and expanding our channels through the addition of new customers and complementary new products. We are also aggressively evaluating cost reductions without compromising our operational strengths and ability to connect and serve our customers. We continue to pursue favorable terms with our supply partners to keep order to receipt times reduced and optimize our capital outlays. Our search for new suppliers that will allow us to diversify our manufacturing base has yielded multiple potential partners. Many of these new sources are located outside of China which will also potentially reduce our costs by bypassing the country-specific China tariffs while maintaining our high product quality.

Three Months Ended February 29, 2024 and February 28, 2023

For the three months ended February 29, 2024, sales were $8,229,192 compared to sales of $8,143,421 for the three months ended February 28, 2023, which was an increase of $85,771, or 1%. Although there was an additional day in the current period due to the leap year, the current quarter did not include a full period of sales from JCSC, which was closed as of December 31, 2023. JCSC recorded sales of $21,153 in the current quarter compared to sales of $558,923 in the second quarter ended February 28, 2023. Excluding revenue from JCSC, sales for the current quarter increased by $623,541, or 8%, over the comparable quarter.

Sales at JCC were $7,383,965 for the three months ended February 29, 2024 compared to sales of $7,252,299 for the three months ended February 28, 2023. This represents an increase of $131,666, or 2%. Sales of our pet lines remain weak which reflects the current trend in the entire pet product industry. Operating loss for the current quarter was ($934,557) compared to an operating loss of ($1,415,462) for the quarter ended February 28, 2023. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood rose to $824,073 from sales of $332,691 for the three months ended February 28, 2023, which is an increase of $491,382, or 148%. Demand for Greenwood’s products from transit operators has improved as their ridership levels have begun to rebound from the pandemic lows. For the three months ended February 29, 2024, Greenwood had an operating loss of ($20,234) compared to an operating loss of ($61,221) for the three months ended February 28, 2023.

All of JCSC’s operations have now ended as scheduled, with the seed storage operations closing on December 31st. The remainder of the seed inventory was sold during the current quarter. Revenues were $21,153 for the three months ended February 29, 2024 compared to sales of $558,923 for the three months ended February 28, 2023.

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 29, 2024, JC USA had an operating profit of $242,046 compared to a profit of $135,578 for the quarter ended February 28, 2023. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended February 29, 2024 was 25.1% compared to 23.6% for the three months ended February 28, 2023. The improvement was due to an improved sales mix of higher margin products and stabilizing costs, including raw material and shipping costs, in the current quarter.

Operating expenses decreased by $339,424 to $2,791,203 compared to expenses of $3,130,627 for the three months ended February 28, 2023. The decline was due to the closure of JCSC and the related reduction of personnel, and lower spending on Professional Fees, including attorney’s fees, related to the Company’s now settled arbitration action against a former distributor. Selling, General and Administrative Expenses fell to $967,426 from $1,096,090 and Wages and Employee Benefits declined to $1,732,738 from $1,946,458. Depreciation and Amortization increased to $91,039 from $88,079. Interest income was $19,819 compared to interest expense of ($114,530) in the quarter ended February 28, 2023 which was primarily interest paid on amounts drawn from the Bank Line of Credit. Other items in the current quarter included a loss on the sale of assets of ($568).

Income tax recovery for the three-month period ended February 29, 2024 was $173,291 compared to a recovery of $352,577 in the three months ended February 28, 2023. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended February 29, 2024 was ($534,145), or ($0.15) per basic and diluted share, compared to a net loss of ($972,038), or ($0.28) per basic and diluted share, for the quarter ended February 28, 2023.

Six Months Ended February 29, 2024 and February 28, 2023

For the six months ended February 29, 2024 sales decreased by $2,685,888, or 13%, to $18,035,033 from sales of $20,720,921 recorded in the six month period ended February 28, 2023.

Sales at JCC were $16,006,938 for the six months ended February 29, 2024 compared to sales of $18,871,381 for the six months ended February 28, 2023, which was a decrease of $2,864,443, or 15%. American consumers continue to be cautious with their discretionary spending, including in the pet and home improvement sectors. Sales comparisons between the current six month period and the year-ago period were affected by a one-time order for kennels in last year’s six month period. Operating loss at JCC for the six months ended February 29, 2024 was ($1,998,898) compared to an operating loss of ($1,572,114) for the six months ended February 28, 2023. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,958,424 for the six months ended February 29, 2024 compared to sales of $939,600 for the six months ended February 28, 2023, which is an increase of $1,018,824, or 108%. Sales to municipalities and transit operators, which are Greenwood’s largest customers, have begun to improve post-pandemic as more users have returned to offices and increased demand for transit services. The Company is continuing to seek to hire additional brokers as management believes the segment can grow by opening new sales channels and broadening its customer base. For the six months ended February 29, 2024, Greenwood had operating income of $41,383 compared to an operating loss of ($105,466) for the six months ended February 28, 2023.

JCSC operations were permanently closed during the current six month period. The remaining seed inventory was sold, and seed storage operations ended as scheduled on December 31, 2023. Sales at JCSC for the six months ended February 29, 2024 were $69,672 compared to sales of $909,940 for the six months ended February 28, 2023. For the six months ended February 29, 2024, JCSC had an operating profit of $38,392 compared to an operating loss of ($11,329) for the six months ended February 28, 2023.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $505,263 for the six months ended February 29, 2024 compared to operating income of $270,944 for the six months ended February 28, 2023. The results of JC USA are eliminated on consolidation.

Gross margin for the six-month period ended February 29, 2024 was 22.3% compared to 23.1% for the six months ended February 28, 2023. Margins were constrained during the current six month period as we continued to work off higher-cost inventory acquired during the period of high shipping and raw-material costs experienced during and immediately after the COVID-19 pandemic. During the current six month period we also sold some older, slower moving lumber inventory at reduced margins.

Operating expenses for the six months ended February 29, 2024 declined to $5,536,508 from $5,997,125. Selling, General and Administrative Expenses were flat at $1,915,907 compared to $1,922,897. Wages and Employee Benefits fell to $3,431,658 from $3,874,613 due to a lower employee headcount after the end of operations at JCSC. Depreciation and Amortization decreased to $188,943 from $199,615 for the six months ended February 28, 2023.

In September 2023, the Company settled its arbitration case against one of its former distributors for a cash payment of $2,450,000. We accounted for the one-time gain as other income. Other items include a gain on sale of assets of $89,087 which largely is due to the sale of JCSC equipment, and net interest income of $12,964. For the six months ended February 28, 2023, interest expense totaled ($201,082) which was related to amounts borrowed against our bank line of credit.

Income tax expense for the six months ended February 29, 2024 was ($278,745) compared to income tax recovery for the six months ended February 28, 2023 of $372,167. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the six months ended February 29, 2024 was $757,395, or $0.22 per share, compared to a net loss of ($1,045,798), or ($0.30) per basic and diluted share, for the six months ended February 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2024, the Company had working capital of $20,097,211 compared to working capital of $18,987,180 as of August 31, 2023, an increase of $1,110,031. Cash and cash equivalents totaled $1,149,316, an increase of $1,065,620 from cash of $83,696. The increase was due to the receipt of the arbitration settlement, as well as the timing of collection of accounts receivable, which fell to $4,676,317 from $5,634,924. Inventory decreased by $762,261 to $17,576,787 from $18,339,048. Prepaid expenses, which are largely related to down payments for future inventory purchases, rose to $796,393 from $630,788.

Current liabilities fell to $4,101,602 from $5,701,276. The largest component of the decline was bank indebtedness, which was $Nil as of February 29, 2024 compared to $1,259,259 as of August 31, 2023 as the Company fully repaid its borrowing under the bank line of credit during the current period. Accounts payable rose to $2,190,006 from $2,181,194, and accrued liabilities declined to $1,738,874 from $2,113,194. Income taxes payable rose to $172,722 from $147,629.

As of February 29, 2024, accounts receivable and inventory represented 92% of current assets and 77% of total assets compared to 97% of current assets and 80% of total assets as of February 28, 2023. For the three months ended February 29, 2024, the accounts receivable collection period, or DSO, was 52 compared to 47 for the three months ended February 28, 2023. For the six-month period ended February 29, 2024, the DSO was 47 compared to 37 for the six months ended February 28, 2023. Inventory turnover for the three months ended February 29, 2024 was 258 days compared to 326 days for the three months ended February 28, 2023. For the six months ended February 29, 2024, inventory turnover was 232 days compared to 248 days for the six months ended February 28, 2023.

During the six months ended February 29, 2024, the Company issued 5,903 common shares to officers, directors and employees under the Company’s Restricted Share Plan. The value of these shares was $32,064.

External sources of liquidity include a line of credit from U.S. Bank. The line was $10,000,000 until February 28, 2024. On February 29, 2024, the line was renewed at the reduced amount of $5,000,000 at the Company’s request. This new line will expire on June 30, 2024. As a covenant of the new line, U.S. Bank is also requiring the Company to obtain a new lender and have a firm credit agreement in place by May 31, 2024. We are currently in discussions with various other lenders as we research and seek financial partners that align with our anticipated business needs that provide us the flexibility to best manage our business. Management anticipates having new credit agreements in place by the required May 31st date.

During the first quarter of fiscal 2024, the Company fully repaid the balance borrowed against the line and had the full amount of $5,000,000 available as of February 29, 2024. Borrowing under the line of credit is secured by an assignment of accounts receivable and inventory. Interest is calculated based on the one-month Secured Overnight Financing Rate (SOFR) plus 157 basis points, which as of February 29, 2024 was 6.89% (5.33% + 1.57%).

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the expectation that a new credit agreement will be established prior to the expiration of the current bank line of credit, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the remainder of fiscal 2024.

OTHER MATTERS

Inflation

Beginning in fiscal 2021 and continuing into fiscal 2024, the rising and persistently high inflation rate in both the United States and worldwide has led to a substantial increase in many of the Company’s costs. These include raw materials, energy, manufacturing and transportation/logistical product costs, and many general and administrative costs, including labor.

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

The increases in interest rates as a result of the higher level of inflation in the US economy has also had a negative effect on the Company’s interest expense paid for its borrowing under its line of credit. The interest rate under the line has risen in conjunction with the increase in the prevailing interest rates, and is 6.89% as of February 29, 2024. The Company repaid the remaining amount borrowed under the line in October 2023, and currently has no borrowing against the line.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 5,000 shares on NASDAQ for the fiscal year ended August 31, 2023, and 4,550 for the six months ended February 29, 2024. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the six months ended February 29, 2024 our top ten customers represented 93% of our total sales, and our single largest customer was responsible for 35% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a line of credit with U.S. Bank in the amount of $5 million, of which the entire amount is available. The current line will expire on June 30, 2024. We are currently in discussions with other lenders regarding the establishment of new credit facilities, but there is no guarantee that a new line will be in place by July 1st. If we lost access to credit it could negatively affect our ability to acquire inventory to fulfil our customers’ orders and pay our obligations on a timely basis.

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 29, 2024. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company has a line of credit whose interest rate may fluctuate over time based on economic changes in the environment. The Company is subject to interest rate risk and could be subject to increased interest payments if market interest rates fluctuate. The interest rate on amounts borrowed on its Bank Line of Credit, when any exists, has increased from 1.83% as of November 30, 2021 to 6.89% as of February 29, 2024.

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

During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 15, 2024	/s/ Chad Summers
Chad Summers, President and Chief Executive Officer

Date: April 15, 2024	/s/ Mitch Van Domelen
Mitch Van Domelen, Corporate Secretary and Chief Financial Officer

