Form 10-Q
period 2024-05-31
JEWETT CAMERON TRADING CO LTD
filed 2024-07-15
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTCF	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,504,802 common shares as of July 15, 2024.

Jewett-Cameron Trading Company Ltd.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2024

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2024	August 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$1,054,704	$83,696
Accounts receivable, net of allowance of $0 (August 31, 2023 - $0)	7,408,344	5,634,924
Inventory, net of allowance of $90,536 (August 31, 2023 - $497,884) (note 3)	13,470,934	18,339,048
Prepaid expenses	1,402,472	630,788

Total current assets	23,336,454	24,688,456

Property, plant and equipment, net (note 4)	4,482,130	4,655,427

Intangible assets, net (note 5)	112,431	134,845

Deferred tax assets (note 6)	396,788	319,875

Total assets	$28,327,803	$29,798,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$787,563	$2,181,194
Bank indebtedness (note 7)	—	1,259,259
Income taxes payable	244,108	147,629
Accrued liabilities	2,254,484	2,113,194

Total liabilities	3,286,155	5,701,276

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,504,802 common shares (August 31, 2023 – 3,498,899)	826,861	825,468
Additional paid-in capital	795,726	765,055
Retained earnings	23,419,061	22,506,804

Total stockholders’ equity	25,041,648	24,097,327

Total liabilities and stockholders’ equity	$28,327,803	$29,798,603

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2024	2023	2024	2023

SALES	$15,896,017	$18,945,738	$33,931,050	$39,666,658

COST OF SALES	12,944,941	14,532,366	26,959,377	30,473,044

GROSS PROFIT	2,951,076	4,413,372	6,971,673	9,193,614

OPERATING EXPENSES
Selling, general and administrative expenses	1,026,071	961,566	2,941,978	2,884,463
Depreciation and amortization	79,406	99,962	268,349	299,577
Wages and employee benefits	1,790,004	2,100,825	5,221,662	5,975,438
	2,895,481	3,162,353	8,431,989	9,159,478

Income (loss) from operations	55,595	1,251,019	(1,460,316)	34,136

OTHER ITEMS
Other income	—	—	2,450,000	—
Gain on sale of assets	1,450	—	90,537	—
Interest (expense) income	(1,437)	(152,905)	11,527	(353,987)
	13	(152,905)	2,552,064	(353,987)

Income (loss) before income taxes	55,608	1,098,114	1,091,748	(319,851)

Income tax expense (recovery)	(99,254)	363,163	179,491	(9,004)

Net income (loss)	$154,862	$734,951	$912,257	$(310,847)

Basic earnings (loss) per common share	$0.04	$0.21	$0.26	$(0.09)

Diluted earnings (loss) per common share	$0.04	$0.21	$0.26	$(0.09)

Weighted average number of common shares outstanding:
Basic	3,504,802	3,498,899	3,502,399	3,498,000
Diluted	3,504,802	3,498,899	3,502,399	3,498,000

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650

Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net loss	—	—	—	(310,847)	(310,847)

May 31, 2023	3,498,899	825,468	765,055	22,216,583	23,807,106

Net income	—	—	—	290,221	290,221

August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Shares issued pursuant to compensation plans (note 9)	5,903	1,393	30,671	—	32,064
Net income	—	—	—	912,257	912,257

May 31, 2024	3,504,802	$826,861	$795,726	$23,419,061	$25,041,648

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$912,257	$(310,847)
Items not involving an outlay of cash:
Depreciation and amortization	268,349	299,577
Stock-based compensation expense	32,064	23,303
Gain on sale of property, plant and equipment	(90,537)	—
Write-down of intangible assets	21,790	—
Deferred income tax expense	(76,913)	(366,566)

Changes in non-cash working capital items:
Increase in accounts receivable	(1,773,420)	(338,489)
Decrease in inventory	4,868,114	103,083
(Increase) decrease in prepaid expenses	(771,684)	242,427
Decrease in prepaid income taxes	—	208,963
(Decrease) increase in accounts payable and accrued liabilities	(1,252,341)	1,541,107
Increase in income taxes payable	96,479	147,215

Net cash provided by operating activities	2,234,158	1,549,773

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	—	(102,500)
Proceeds on sale of property, plant and equipment	106,649
Purchase of property, plant and equipment	(110,540)	(215,685)

Net cash used in investing activities	(3,891)	(318,185)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) proceeds from bank indebtedness	(1,259,259)	1,000,000

Net cash (used in) provided by financing activities	(1,259,259)	1,000,000

Net increase in cash	971,008	2,231,588

Cash, beginning of period	83,696	484,463

Cash, end of period	$1,054,704	$2,716,051

Supplemental disclosure with respect to cash flows (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2024

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

The Company’s operations and general workforce can be negatively affected by a number of external factors. Examples include, but are not limited to, the COVID-19 global pandemic and political conflict in other regions that may affect economies and financial markets globally. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and their effect on the Company’s business, financial condition, or ability to raise funds.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2024, cash and cash equivalents were $1,054,704 compared to $83,696 at August 31, 2023.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (loss) per share (cont’d…)

The earnings (loss) for the three and nine month periods ended May 31, 2024 and 2023 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,

	2024	2023	2024	2023

Net income (loss)	$154,862	$734,951	$912,257	$(310,847)

Basic weighted average number of common shares outstanding	3,504,802	3,498,899	3,502,399	3,498,000

Effect of dilutive securities Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,504,802	3,498,899	3,502,399	3,498,000

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

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

Accounts payable and accrued liabilities and income taxes payable - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2024 and August 31, 2023 follows:

	May 31, 2024		August 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,054,704	$1,054,704	$83,696	$83,696
Accounts receivable, net of allowance	7,408,344	7,408,344	5,634,924	5,634,924
Accounts payable and accrued liabilities	3,042,047	3,042,047	4,294,388	4,294,388
Bank indebtedness	—	—	1,259,259	1,259,259

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,054,704	$1,054,704	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

3.	INVENTORY

A summary of inventory is as follows:

	May 31, 2024	August 31, 2023

Pet, fencing, and other products	$12,599,423	$17,741,254
Industrial wood products	871,511	584,989
Agricultural seed products	—	12,805

	$13,470,934	$18,339,048

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

4.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2024	August 31, 2023

Office equipment	$778,800	$668,260
Warehouse equipment	1,381,373	1,556,424
Buildings	6,209,162	6,209,162
Land	559,065	559,065
	8,928,400	8,992,911

Accumulated depreciation	(4,446,270)	(4,337,484)

Net book value	$4,482,130	$4,655,427

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

5.	INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2024	August 31, 2023

Intangible assets	131,405	153,195

Accumulated amortization	(18,974)	(18,350)

Net book value	$112,431	$134,845

6.	DEFERRED INCOME TAXES

Deferred income tax asset as of May 31, 2024 of $396,788 (August 31, 2023 - $319,875) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

7.	BANK INDEBTEDNESS

The Company has a Bank Line of Credit of $5,000,000. The line contains a number of financial covenants, and the Company was in compliance with all covenants as at May 31, 2024. Current indebtedness under the line as of May 31, 2024 was $Nil (August 31, 2023 - $1,259,259). Bank indebtedness, when it exists, is secured by an assignment of accounts receivable and inventory. Calculation of the interest rate is based on the one-month Secured Overnight Financing Rate (SOFR) of the one-month SOFR plus 157 basis points, which as of May 31, 2024 was 6.89% (5.32% + 1.57%).

The Bank Line of Credit was $10,000,000 until February 28, 2024 when the former line was replaced with a new agreement. The new line is $5,000,000 and expired on June 30, 2024. The new line also contained new financial covenants, including the requirement that the Company enter into a firm lending agreement with a different lender by June 30, 2024. A new lending agreement was entered subsequent to May 31, 2024 (note 15).

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of May 31, 2024 the maximum number of shares available to be issued under the Plan was 11,407.

During the period ended February 28, 2021, the Board of Directors set the compensation for members of the Board under the Plan. Non-executive directors will be granted 25 common shares for each quarter of service, with the cumulative amount of shares earned each fiscal year to be granted shortly after the close of that fiscal year. Non-executive Directors also received a one-time initial grant of 225 common shares which were issued in December 2020.

During the nine-month period ended May 31, 2024, the Company issued 5,903 common shares (nine months ended May 31, 2023 – 3,557 common shares) to officers, directors and employees under the RSA. The value of these shares was $32,064 (2023 - $23,303).

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

10.	PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrolment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the nine-month periods ended May 31, 2024 and 2023 the 401(k) compensation expense were $311,026 and $404,541, respectively.

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

Following is a summary of segmented information for the nine-month periods ended May 31, 2024 and 2023.

	2024	2023

Sales to unaffiliated customers:
Industrial wood products	$2,883,190	$1,928,765
Lawn, garden, pet and other	30,964,142	36,029,439
Seed processing and sales	83,718	1,708,454
	$33,931,050	$39,666,658

Income (loss) before income taxes:
Industrial wood products	$41,146	$(80,007)
Lawn, garden, pet and other	384,102	(594,192)
Seed processing and sales	32,242	(58,048)
Corporate and administrative	634,258	412,396
	$1,091,748	$(319,851)

Identifiable assets:
Industrial wood products	$1,245,424	$875,392
Lawn, garden, pet and other	20,452,800	27,060,918
Seed processing and sales	12,503	740,455
Corporate and administrative	6,617,076	8,240,749
	$28,327,803	$36,917,514

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	51,274	48,643
Seed processing and sales	1,615	4,893
Corporate and administrative	215,460	246,041
	$268,349	$299,577

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

11.	SEGMENT INFORMATION (cont’d…)

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2024 and 2023:

	2024	2023

Sales	$22,653,269	$24,245,936

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2024 and 2023:

	2024	2023

United States	$32,444,176	$38,289,020
Canada	1,384,964	645,172
Mexico / Latin America / Caribbean	70,501	487,218
Europe	14,000	150,084
Middle East	17,409	—
Asia/Pacific	—	95,164

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2024 and 2023.

12.	RISKS

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

At May 31, 2024, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 77%. At May 31, 2023, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 66%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2024, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $12,348,431. For the nine months ended May 31, 2023, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $17,831,976.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2024 (Unaudited)

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2024 and 2023 are summarized as follows:

	2024	2023

Cash paid during the periods for:
Interest	$32,619	$325,933
Income taxes	$173,717	$—

There were no non-cash investing or financing activities during the periods presented.

14.	CONTINGENCIES

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

In June 2024, the Company signed a new line of credit agreement in the form of a Contract of Sale & Assignment Agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement Northrim will provide short-term operating capital by purchasing the Company’s accounts receivable invoices (“AR invoices”) at a discount below the face value of such invoices. The maximum of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts and an amount equal to 25% of all eligible inventory, but not to exceed funding on inventory of $4,000,000. Furthermore, the purchase of AR invoices is not to exceed $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain assets of the Company. The line expires on June 30, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2024 and August 31, 2023 and its results of operations and cash flows for the three and nine month periods ended May 31, 2024 and 2023 in accordance with U.S. GAAP. Operating results for the three and nine month periods ended May 31, 2024 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2024. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

The seed processing and sales segment reflects the business of Jewett-Cameron Seed Company (JCSC). JCSC processes and distributes agricultural seed. Most of this segment’s sales come from selling seed to distributors with a lesser amount of sales derived from cleaning seed. JCSC ended all active operations effective December 31, 2023 in preparation of being wound-up.

JC USA Inc. (“JC USA”) is the parent company for the wholly-owned subsidiaries as described above. JC USA provides professional and administrative services, including warehousing, accounting and credit services, to its subsidiary companies.

Tariffs

The majority of the Company’s metal products are currently manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 10, 2019. A number of the Company’s products manufactured in China have been subject to duties of 25% when imported into the United States.

These new tariffs were temporarily reduced on many of the Company’s imported products in September 2019 under a deemed one-year exemption. The 25% tariff rate was restored on the Company’s products in September 2020 when the exemption expired.

Results of Operations

Although we were challenged with changes to the economic and business climate in the 3rd quarter, we continue to successfully advance in our efforts to improve our operations, broaden our customer base, and sharpen our focus on our core products. This focus includes the aggressive expansion of a major in-store product placement campaign for several of our key fence products in the 4th quarter into fiscal 2025. This program signifies an important advance in our marketing programs as we work to increase our visibility and brand recognition with consumers.

Difficult economic conditions continued to negatively impact our operations during the 3rd quarter, which were amplified with resurgent challenges and costs within the international supply chain. Stubbornly high inflation continues to restrain consumer spending, particularly on home improvement and pet products. Unseasonably cold and wet weather in our important Western US markets curtailed consumer spending on outdoor products during the 3rd quarter.

In our fencing category, we are enhancing the visibility of our key products with new in-store displays. These in-aisle display units are positioned directly beside the wood racks for greater visibility of key products which increases sales of the items and improves consumer’s choices. Since their recent initial debut in select stores, these displays have both increased our visibility and reinforced our message of quality and functionality to the consumer. We have also increased our support to our customers around these display units to manage and maintain product availability and ensure timely replenishment to prevent out of stock. Displays are rolling out to many more stores in the 4th quarter, and we are building on this momentum by adding in-store displays for some of our other fencing products into fiscal 2025.

Our lumber supply agreement with a major customer continues to perform well. Currently, there is a significant shortage of Western Red Cedar due to supply issues. To make up the shortfall, we have successfully shifted some of our supply to high-quality alternatives, including Sugi Cedar. Sugi fencing sells for a lower price than Western Red Cedar which negatively affects our margins. Demand from consumers may also be dampened in the 4th quarter due to their lack of familiarity with this alternative product.

We are also expanding our sales channels and adding new customers throughout North America. The addition of a number of new Canadian customers this year has more than doubled our sales there in the current 9 month period compared to the same period of fiscal 2023. In Mexico, we recently shipped our initial container of our MyEcoWorld Post-Consumer Recycled plastic pet poop bags to customers there. This product is an important alternative to traditional plastic bags, and the shipment is a significant milestone for this product.

Supply chain issues have returned which are having an effect on our inventory availability. Shipping around the globe has been severely affected by shipping route diversions caused by conflict in the Red Sea and low water levels in the Panama Canal. As a result, many scheduled sailings have been delayed or cancelled, and container availability has been curtailed. A number of our recent supply orders have been delayed by these late and cancelled sailings from Asia. We are now suffering some inventory shortages and unavailability of certain products which is resulting in some missed sales and back orders awaiting container arrivals. In addition to the significant delays, the costs of ocean shipping have soared since Mid-May 2024. On May 1, 2024, new freight contracts became active and container prices quickly doubled, with the rates increasing every two weeks since then. We have notified our customers of the shipping delays and higher costs which we cannot fully absorb. Therefore, we will be temporarily increasing certain of our product prices. These price increases may reduce our sales as some of our customers may be unwilling to purchase the full amount of their usual orders at these higher prices and instead may wait to see if shipping costs fall later in 2024. Due to these supply chain issues and the higher shipping costs, we expect a negative effect on sales and margins during the fourth quarter and into fiscal 2025.

Our margins and financial results in the 3rd quarter were negatively affected by the clearance of some older higher cost lumber, and a one-time inventory write-down of $110,293 for the liquidation of all of our remaining pet inventory located in Europe. We are continuing to sell through some of the higher cost inventory we purchased during the prior high-cost logistics period. Some of our pet products continue to sell slowly as the overall pet supply market remains depressed. However, there are some signs that the pet market in the US may have bottomed and may begin to improve in the second half of calendar 2024 into calendar 2025 if the supply chain issues do not continue to worsen.

Our inventory as of the end of the 3rd quarter was approximately $13.47 million compared to $17.58 million as of the end of the 2nd quarter and $20.53 million at the end of fiscal 2023 Q3. We are continuing our efforts to concentrate on our core lines with new marketing and sales efforts, and adding new and innovative complementary products. We have engaged new suppliers in several countries outside of China. We are now validating the processes and quality of the products from these suppliers that will complement our existing core products. Production and shipping of products will commence soon. Besides diversifying our supplier base, we expect to reduce our costs on these products by bypassing the China-specific US product tariffs.

Our balance sheet remains strong, with a current ratio (current assets divided by current liabilities) of 7.11 as of May 31, 2024. We have no borrowing against our bank line of credit as we were able to fully fund our 3rd quarter operations and inventory purchases from our cash flow. Our prior bank line of credit expired on June 30, 2024 and a new asset-based line has been established with Northrim Funding Services (“Northrim”). Under the terms of the agreement Northrim will provide short-term operating capital by purchasing the Company’s accounts receivable invoices (“AR invoices”) at a discount below the face value of such invoices. The maximum of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts and an amount equal to 25% of all eligible inventory, but not to exceed funding on inventory of $4,000,000. Furthermore, the purchase of AR invoices is not to exceed $6,000,000. Although the interest rate on the line is higher than we were previously paying, it does provide us with additional financial flexibility.

Jewett-Cameron Seed’s active operations ended on schedule on December 31, 2023. The majority of the segment’s equipment has been sold, with the remainder being marketed aggressively for final disposal. JCSC owns 11.7 acres of land and 105,000 square feet of buildings at the site in Hillsboro, Oregon which is one of the fastest growing cities in Oregon. The land is situated at a major interchange immediately adjacent to US Highway 26, which is one of the region’s busiest roadways. The Company is pursuing listing the property for future sale and is actively investigating current and potential alternate zoning from the current rural industrial classification. This would provide interested parties with greater flexibility of development options. There is a high level of interest from the cities immediately adjacent to the property in the potential expansion of their urban growth boundaries and the communities are investigating those potential options. Due to its strategic location, this property would potentially be included within the expanded area. Should such an expansion be approved and/or a rezoning occur, it would likely increase the land’s value and potentially maximize any return we receive for the sale of this surplus asset.

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

Our current focus remains growing our core product lines of fencing, Lucky Dog® brand pet containment products, and sustainable bags under the MyEcoWorld® brand. Our efforts are directed to growing our sales of both existing and new complementary products to our primary customers. We are also expanding our sales channels through the addition of new customers in our primary home improvement markets while increasing our marketing and sales efforts in several additional sectors in North America that we have identified as favorable fits for our core products. During the 3rd quarter, we also initiated a strategic refresh of our branding to emphasize Jewett-Cameron’s combination of product quality, innovation and value which will further define our products with our customers and the consumer. We expect to unveil our updated branding and new marketing programs in the near future.

Three Months Ended May 31, 2024 and May 31, 2023

For the three months ended May 31, 2024, sales totaled $15,896,017 compared to sales of $18,945,738 for the three months ended May 31, 2023, which is a decrease of $3,049,721, or 16%. Our current sales were negatively impacted by poor weather conditions on the West Coast and new supply issues, including shortages in red cedar fencing.

Sales at JCC were $14,957,204 compared to sales of $17,158,549 for the quarter ended May 31, 2023, a decrease of $2,201,345, or 13%. Operating loss for JCC for the quarter ended May 31, 2024 was ($67,000) compared to operating profit of $977,922 for the quarter ended May 31, 2023. Our current results were hurt by the sharp rise in ocean shipping costs and the clearance of some older higher cost lumber inventory. We also incurred a one-time loss of $110,293 for the liquidation of all of our remaining pet inventory located in Europe.

Sales at Greenwood for the quarter were $924,767 compared to sales of $989,166 for the three months ended May 31, 2023, which was a decrease of $64,399, or 7%. We are continuing to seek to hire additional brokers as management believes the segment can grow by opening new sales channels and broadening its customer base. For the three months ended May 31, 2024, Greenwood had an operating loss of ($237) compared to an operating profit of $25,460 for the three months ended May 31, 2023.

Sales at JCSC were $14,046 compared to sales of $798,023 for the three months ended May 31, 2023. The regular operations at JCSC terminated on December 31, 2023 and no further significant revenue is expected from JCSC. The remaining assets are in the process of disposal before the subsidiary is wound-up. For the quarter ended May 31, 2024, JCSC had a loss from operations of ($6,350) compared to an operating loss of ($46,719) for the quarter ended May 31, 2023.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2024, JC USA had income before income taxes of $128,995 compared to operating income of $141,450 for the quarter ended May 31, 2023. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended May 31, 2024 was 18.6% compared to 23.3% for the three months ended May 31, 2023. Current margins dipped due to higher shipping costs incurred during the period, the one-time sale of certain high-cost lumber inventory, and the liquidation of our remaining pet inventory located in Europe.

Operating expenses for the three months ended May 31, 2024 were $2,895,481, which was a decrease of $266,872 from expenses of $3,162,353 in the three months ended May 31, 2023. Wages and employee benefits declined to $1,790,004 from $2,100,825 due to the lower headcount related to the closure of the seed operations. Selling, General and Administrative expenses rose to $1,026,071 from $961,566. Depreciation fell to $79,406 from $99,962. Gain on Sale of Assets was $1,450 compared to $Nil. Interest expense was $1,437 compared to expense of $152,905 due to lower amounts borrowed against the bank line of credit.

Income tax recovery for the three months ended May 31, 2024 was $99,254 compared to expense of $363,163 for the three-month period ended May 31, 2023. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect, and the increase in taxes is consistent with the higher income for the current quarter.

Net income for the quarter ended May 31, 2024 was $154,862, or $0.04 per basic and diluted share, compared to net income of $734,951, or $0.21 per basic and diluted share, for the quarter ended May 31, 2023.

Nine Months Ended May 31, 2024 and May 31, 2023

For the nine months ended May 31, 2024, sales totaled $33,931,050 compared to sales of $39,666,658 for the nine months ended May 31, 2023. This represents a decrease of $5,735,608, or 14%. Consumers are maintaining their cautious outlook and are restraining their discretionary spending, with the home improvement and pet product sectors among the hardest hit. Our sales comparisons were also affected by the shut-down of JCSC, which was closed as of December 31, 2023. Revenues from JCSC were over $1.6 million higher in the nine months ended May 31, 2023 compared to the current nine-month period.

Sales at JCC were $30,964,142 for the nine months ended May 31, 2024 compared to sales of $36,029,439 for the nine months ended May 31, 2023, which is a decrease of $5,065,297, or 14%. Revenue from our pet lines remains weak which reflects the current trend in the entire pet product industry. Sales comparisons between the current nine-month period and the year-ago period were also affected by a large one-time order for kennels in last year’s period. For the current nine-month period, JCC had income before income taxes of $384,102 compared to a loss of ($594,192) for the nine months ended May 31, 2023. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being much slower than the final two quarters of the fiscal year.

Sales at Greenwood were $2,883,190 for the current nine months compared to sales of $1,928,765 for the nine months ended May 31, 2023. This represents an increase of $954,425, or 49%. Demand for Greenwood’s products from our primary transit operator customers continues to rebound from the lows incurred during the pandemic. For the nine months ended May 31, 2024, Greenwood had operating income of $41,146 compared to an operating loss of ($80,097) for the nine months ended May 31, 2023.

Sales at JCSC for the nine months ended May 31, 2024 were $83,718 compared to sales of $1,708,454 for the nine months ended May 31, 2023. The remaining JCSC warehouse, office and infrastructure assets are being marketed for disposal in preparation of the subsidiary being wound-up. JCSC had income before income taxes of $32,242 for the current nine-month period compared to a loss of ($58,048) for the nine months ended May 31, 2023.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had income before income taxes of $634,257 compared to income before income taxes of $412,394 for the nine months ended May 31, 2023. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2024 was 20.5% compared to 23.2% for the nine months ended May 31, 2023. Current margins dipped due to higher shipping costs incurred during the period, and the one time sale of certain high-cost lumber inventory and the liquidation of the remaining pet product inventory located in Europe.

Operating expenses declined to $8,431,989 from expenses of $9,159,478 recorded for the nine months ended May 31, 2023. Selling, General and Administrative expenses increased slightly to $2,941,978 from $2,884,463. Wages and Employee Benefits fell to $5,221,662 from $5,975,438 due to the lower headcount from the closure of the seed operations. Depreciation and amortization declined to $268,349 from $299,577.

In September 2023, the Company successfully settled its arbitration case against one of its former distributors for a cash payment of $2,450,000. We accounted for the one-time gain as other income. Even though the costs in this case were material, we believe it is critical to defend our valuable intellectual property and will take action against any future infringements of our patents, trademarks and contractual agreements.

In addition to the one-time gain from the successful arbitration, other items recorded in the current nine-month period include a gain on sale of assets of $90,537, which largely is due to the sale of JCSC equipment, and net interest income of $11,527. For the nine months ended May 31, 2023, interest expense totaled ($353,987) which was related to amounts borrowed against our bank line of credit.

Income tax expense in the current nine-month period was $179,491 compared to income tax recovery in the prior nine-month period was $9,004. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net income for the nine months ended May 31, 2024 was $912,257, or $0.26 per basic and diluted share, compared to a net loss for the nine months ended May 31, 2023 of ($310,847), or ($0.09) per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

We continue to remain focused on restructuring our working capital to provide greater liquidity and flexibility through cash generation. As of May 31, 2024, the Company had working capital of $20,050,299 compared to working capital of $18,987,180 as of August 31, 2023, an increase of $1,063,119.

Cash and cash equivalents totaled $1,054,704, an increase of $971,008 from cash of $83,696 as of August 31, 2023. Accounts receivable, which is based on the timing of sales and collection of payments, rose to $7,408,344 from $5,634,924. Inventory declined to $13,470,934 from $18,339,048. Prepaid expenses, which is largely related to down payments for future inventory purchases, rose by $771,684 to $1,402,472 from $630,788. A number of our orders have been produced but are delayed in China awaiting container space as the current frequency and availability of ocean shipping to North America is severely limited.

Current liabilities declined to $3,286,155 from $5,701,276. Bank indebtedness was $Nil as of May 31, 2024 compared to $1,259,259 as of August 31, 2023 as the Company fully repaid its borrowing under the bank line of credit during the current period. Accounts payable declined to $787,563 from $2,181,194, accrued liabilities rose to $2,254,484 from $2,113,194, and income taxes payable rose to $244,108 from $147,629.

As of May 31, 2024, accounts receivable and inventory represented 89% of current assets and 74% of total assets. As of May 31, 2023, accounts receivable and inventory represented 89% of current assets and 76% of total assets. For the three months ended May 31, 2024, the accounts receivable collection period, or DSO, was 43 compared to 37 for the three months ended May 31, 2023. For the nine-month period ended May 31, 2024, the DSO was 60 compared to 52 for the nine months ended May 31, 2023. Inventory turnover for the three months ended May 31, 2024 was 110 days compared to 138 days for the three months ended May 31, 2023. For the nine months ended May 31, 2023, inventory turnover was 162 days compared to 184 days for the nine months ended May 31, 2023.

External sources of liquidity have previously included a line of credit from U.S. Bank. The line was $10,000,000 until February 28, 2024. On February 29, 2024, the line was renewed at the reduced amount of $5,000,000 at the Company’s request. During the first quarter of fiscal 2024, the Company fully repaid the balance borrowed against the line and had the full amount of $5,000,000 available as of May 31, 2024. Borrowing under the line of credit was secured by an assignment of accounts receivable and inventory. Interest was calculated based on the one-month Secured Overnight Financing Rate (SOFR) plus 157 basis points, which as of May 31, 2024 was 6.89% (5.33% + 1.57%). The line with US Bank expired on June 30, 2024. The Company has now established a new $6,000,000 asset-based line of credit with Northrim. Interest is computed at the prime rate plus 4.75% with a floor of 11% and is secured by certain assets of the Company. The agreement expires on June 30, 2025, and there is currently no money borrowed against the Northrim line.

During the nine months ended May 31, 2024, the Company issued 5,903 common shares to officers, directors and employees under the Company’s Restricted Share Plan. The value of these shares was $32,064.

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

These higher costs have negatively affected the Company’s gross margins. Typically, the Company passes cost increases on to the customer, and is currently raising its product prices as much as the market will bear. Retailers are currently more receptive to such increases than in the past due to a mutual understanding of the current inflationary environment and the objective reasons for such. Since the ability of the Company to pass through all of the current increase in its product costs to its customers are somewhat limited and occur after such costs are first incurred. The recent sudden surge in shipping costs, particularly for ocean freight, have further pressured the Company’s margins and ability to pass on those increased costs to its customers. Therefore, management expects that its gross margins will remain under pressure in fiscal 2024.

The increases in interest rates as a result of the higher level of inflation in the US economy has also had a negative effect on the Company’s interest expense paid for its borrowing under its line of credit. The interest rate under the line has risen in conjunction with the increase in the prevailing interest rates and was 6.89% as of May 31, 2024. The Company repaid the remaining amount borrowed under the line in October 2023, and currently has no bank borrowing under its new line of credit established in June 2024.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 5,000 shares on NASDAQ for the fiscal year ended August 31, 2023, and 4,550 for the nine months ended May 31, 2024. With this limited trading volume, investors could find it difficult to purchase or sell our common stock.

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

For the nine months ended May 31, 2024 our top ten customers represented 95% of our total sales, and our single largest customer was responsible for 39% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

We have a new line of credit with Northrim where short-term operating capital will be provided by purchasing the Company’s accounts receivable invoices (“AR invoices”). The maximum of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts and an amount equal to 25% of all eligible inventory, but not to exceed funding on inventory of $4,000,000. Furthermore, the purchase of AR invoices is not to exceed $6,000,000. The maximum draw amount is currently available and the line will expire on June 30, 2025. If we lost access to credit it could negatively affect our ability to acquire inventory to fulfil our customers’ orders and pay our obligations on a timely basis.

Governmental actions, such as tariffs, and/or foreign policy actions could adversely and unexpectedly impact our business.

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both the availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The continuing tariffs by the United States on certain Chinese goods include some of our products that we purchase from suppliers in China. The company has multiple options to assist in mitigating the cost impacts of these government actions. However, we cannot control the duration or depth of such actions which may increase our product costs which would in turn reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

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

The financial impact of such an outbreak is outside our control and is not reasonable to estimate but may be significant. The costs associated with any outbreak may have an adverse impact on our operations and financial condition and not be fully recoverable or adequately covered by insurance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2024. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

Subsequent to the end of the current nine-month period, the Company established a new asset-based line of credit. The interest rate on this line may fluctuate over time due to changes in the prime rate which is subject to changes of the overall economic climate. The Company is subject to interest rate risk and could be subject to increased interest payments as market interest rates fluctuate. The new interest rate on amounts borrowed when any exists, will be prime rate plus 4.75% with a floor of 11%. The Company does not currently have any borrowings under this new asset-based line of credit.

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

During the quarter ended May 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 15, 2024	/s/ Chad Summers
Chad Summers, President and Chief Executive Officer

Date: July 15, 2024	/s/ Mitch Van Domelen
Mitch Van Domelen, Corporate Secretary and Chief Financial Officer

