Form 10-K
period 2024-08-31
JEWETT CAMERON TRADING CO LTD
filed 2024-11-20
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2024

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

(Address of principal executive offices)

Registrant’s Telephone Number 503-647-0110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTC	NASDAQ Capital Market

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐ Yes ☐ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

February 29, 2024 = $5,697,144

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 19, 2024: 3,504,802

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2024

 PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. Any forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise, except as required by law.

These factors include, but are not limited to, the fact that our business is highly competitive, we are continually seeking ways to expand our business, we may seek additional financing or other ways to expand operations and improve margins, as well as the other risk factors that are set forth in more detail elsewhere in this Annual Report, including in the sections, ITEM 1A, “Risk Factors”, and ITEM 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Introduction

Jewett-Cameron Trading Company Ltd. is organized under the laws of British Columbia, Canada. In this Annual Report, the “Company”, “Jewett-Cameron”, “we”, “our” and “us” refer to Jewett-Cameron Trading Company Ltd. and its subsidiaries.

Our operations are classified into three reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products we offer along with the markets being served. Consistent with our operational structure, our Chief Executive Officer (CEO), as the chief operating decision maker, manages our business based on segment financial information for purposes of evaluating performance, allocating resources, setting incentive compensation targets, as well as internal forecasting of future period financial results. Our segments are as follows:

•	Pet, Fencing and Other
•	Industrial wood products
•	Seed processing and sales
•	Corporate and administrative services

Total Company sales were $47.1 million and $54.3 million during fiscal years ended August 31, 2024 and 2023, respectively. Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the financial statements under Note 11 “Segment Information.”

Our principal office is located at 32275 NW Hillcrest Street, North Plains, Oregon; and our website address is www.jewettcameron.com. Our primary mailing address is P.O. Box 1010, North Plains, OR 97133. Our phone number is (503) 647-0110. The contents of our website or any other website are not incorporated by reference into this Annual Report.

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

Our authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2024 and November 19, 2024, there were 3,504,802 common shares outstanding. Our common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTC”. The common shares formerly traded under the symbol “JCTCF” until October 9, 2024.

Our fiscal year ends on August 31st.

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

Corporate Development

Incorporated in 1953, JC USA initially operated as a small lumber wholesaler based in Portland, Oregon. In September 1984, the original stockholders sold their interest in the corporation to a new group of investors. Two members of that group remained active in the Company. These individuals are Donald Boone, who passed away in May 2019, and who was the previous Chairman and the former President, Chief Executive Officer, Treasurer, and Principal Financial Officer, transitioning to strictly the Board Chair in 2017; and Michael Nasser, who retired from day-to-day involvement in the business in December 2022, but remained engaged as a director until October 2023.

In 1987, we acquired JC USA and began to diversify into products beyond lumber trading. Lucky Dog® was acquired in 1995, and Adjust-A-Gate® was acquired in 2003.

In 2000, we acquired the operations and property that became our JCSC seed division.

In 2002, Greenwood acquired the business and certain assets of Greenwood Forest Products Inc., a company involved in the processing and distribution of specialty wood products.

In April 2023, as a result of lower quantities of seed for processing, and the demand for its marketing and sales services declining against rising costs, the Board of Directors decided to close the JCSC seed division. JCSC’s facilities and equipment were near the end of the expected useful life and would have required significant capital investment to remain operating. Regular operations at JCSC ended effective August 31, 2023, but some seed storage operations continued through July 2024 in order to provide customers time to obtain alternative storage arrangements. The entire seed inventory was sold in early October 2023, and the remaining equipment is in the process of being sold. Some of the JCSC personnel were moved to different positions within the Company as management has prioritized career development and retention whenever possible.

In September 2024, we announced the successful conclusion of an 18-month search and evaluation process to identify and evaluate potential new suppliers. We have historically sourced the majority of our metal products from a single factory in China. Under our new strategic sourcing program, we now have suppliers located in Canada, Bangladesh, Vietnam, Malaysia, and Taiwan in addition to our original sources in China. The products from our new suppliers meet our high-quality standards with competitive pricing, but also mitigate the current 25% tariff rates from China placed on various Chinese made steel products imported into the United States. We expect this program will help us to maintain competitive pricing while enhancing our margins.

Narrative Description of Business

We are committed to improving the lives of professionals and do-it-yourselfers with innovative products that enrich outdoor spaces in their quality, performance, and ease to work with.

The Company’s operations are classified into four segments: Pet, Fencing and Other; Industrial wood products; Seed processing and sales; and corporate and administrative services.

Pet, Fencing and Other Operating Segment

We have concentrated on building a customer base for lawn, garden, and pet related products. Management believes this market is less sensitive to downturns in the U.S. economy than the market for new home construction as its products serve both new and existing home and pet owners. However, the home improvement business is seasonal, with higher levels of sales occurring between February and August. Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.

Our wood products, distributed through JCC, are not unique and are available from multiple suppliers and retail outlets. However, the metal products that JCC manufactures and distributes may be somewhat differentiated from similar products available from other suppliers. We have been successful in garnering key patents and trademarks on multiple products that assist their ability to continue to differentiate based on design and functionality.

We own the patents and manufacturing rights connected with the Adjust-A-Gate® and Fit-Right™ products, which are the gate support systems for wood, vinyl, chain link, and composite fences, in addition to our trade secret industry practices and well-known trademarked brands. We believe the ownership of these patents and trademarks is an important competitive advantage for these and certain other products. We completed our purchase of the full global trademark rights for Adjust-A-Gate® and filed its registration with the US Patent and Trademark Office in February 2023. As of the close of fiscal 2024, the Company owns 7 US Patents and 1 patent application pending in the US, CA, and MX pertaining to its fencing products.

Backlog orders have typically not been a factor in this business as customers may place firm priced orders for products for shipments to take place three to four months in the future which gives us time to order, manufacture and receive the goods at our warehouse in time to fulfil the customer’s order.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Current products are focused on the transportation industry. Greenwood’s total sales for fiscal 2024 and 2023 were 8% and 5%, respectively, of total Company sales.

The primary market in which Greenwood competes has decreased in economic sensitivity as users are incorporating products into the municipal and mass transit transportation sectors. However, these markets sustained some contractions in recent years due to COVID-19 as work shifted from offices to homes, and many individuals utilized public transit less due to concerns over exposure. In addition, this segment is prone to disruption of supply chain support which can impact other commodities outside of those specific to the disruption.

Greenwood utilizes contract manufacturers to supply its products. Inventory is maintained at non-owned warehouses and wood treating facilities throughout the United States and is primarily shipped to customers on a just-in-time basis. Inventory is generally not purchased on a speculative basis in anticipation of price changes as we order the products from the manufacturers and warehouses once a customer places an order with us.

Greenwood has no significant backlog of orders.

Seed Processing and Sales - JCSC

JCSC operated out of a Company-owned 11.6 acre facility located adjacent to North Plains, Oregon. JCSC processed and distributed agricultural seed. Most of this segment’s sales came from selling seed to distributors with a lesser amount of sales derived from cleaning seed. Sales of seed has seasonality, but it is most affected by weather patterns in multiple parts of the United States that utilize cyclical planting. The annual weather plays an important part in year-to-year sales volatility and specific crop demand.

We ended regular operations at JCSC effective August 31, 2023 and have sold all of our remaining seed inventory and are working to sell the remaining JCSC equipment. Seed storage operations continued through July, 2024.

In July 2024, we listed the JCSC property for sale or lease. The combined size of the buildings is approximately 109,500 square feet. One of the buildings is specialized for the seed industry, while most are metal warehouse buildings with power, allowing a wide array of possible uses. The property is currently zoned “Rural Industrial” (RIND), which allows for use of the existing property, or development of the site, as approved by Washington County. We are exploring the potential to re-zone the property, or revise the existing code, to expand the list of permitted uses. The listed sale price of the property is $9,000,000. This is the current asking price, and there is no guarantee the property will sell for this amount. If we are able to complete a sale, the net proceeds will be reduced by brokers’ commissions, expenses related to the sale, and taxes.

Corporate and Administrative Services – JC USA

JC USA is the parent company for Greenwood, JCC and JCSC as described above. JC USA operates out of our offices in North Plains, Oregon and provides professional and administrative services, including warehousing, accounting and credit services, to JCTC’s subsidiary companies.

Company Products

The Company’s mission is to improve the lives of professionals and do-it-yourselfers with innovative products that enrich outdoor spaces. We design, source, commercialize and distribute our products. Many are patent protected and all are well crafted for their quality, performance, and ease to work with.

The Fencing, Pet and Sustainable Product businesses are conducted by JCC, which operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. JCC uses contract manufacturers to make all products. Some of the products that JCC distributes flow through our distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer. Primary customers are home centers, eCommerce providers, other retailers, and direct sales to consumers.

The Industrial Wood Products segment is conducted by Greenwood, a processor and distributor that operates out of the same facilities in North Plains, Oregon. Greenwood contracts with custom manufacturers for its products. Inventory is maintained at non-owned warehouses and wood treating facilities throughout the United States and is primarily shipped to customers on a just-in-time basis.

Fencing Products

Our fencing business crafts durable, functional fencing solutions that bolster security, privacy, and beauty. Our primary products include:

•	The Adjust-A-Gate® family of products are straightforward, lifelong solutions that eliminates measurement issues. Complete steel frame gate kits to perfectly fit openings for wood fences and never sag. Easy enough for homeowners, but with superior quality that meets the demands of the professional contractor.
•	Fit-Right® is a fully adjustable gate system for chain link gates. This custom solution is perfect for when a special sized chain link gate opening is needed. Equipped with all the necessary parts, building a gate on-site eliminates measurement issues for the right fit the first time and every time.
•	Lifetime Steel Post® offers unmatched strength and versatility in fencing. This post offers versatile support for a range of fence designs and styles, allowing flexibility to showcase the posts or keep them discreetly hidden.
•	Euro Fence offers the beauty of wood without the upkeep, featuring durable wood/plastic composite materials. With locking tongue & groove composite and aluminum boards, it provides UV protection, never needs paint or stain, and installs easily in-ground or mounted.
•	Perimeter Patrol® Portable Security Panels create an enclosed space or linear fence for outdoor areas. Perfect for crowd control, job site security, outdoor events, enclosed storage areas and more.
•	Cedar fencing is a premium softwood known for its unique blend of beauty and durability. Its natural resistance to decay enhances its longevity, while its ease of cutting, sawing, and nailing with standard tools makes it a preferred choice for versatile applications.

Pet Products

Our Lucky Dog® brand is dedicated to keeping pets safe and happy with exceptional quality, long-lasting products that put your pet first. Our primary pet products are:

•	Lucky Dog® STAY Series Studio Kennels built with long-lasting steel frames and powder coated finish. The waterproof polyester cover offers UPF 50+ protection and is designed for ultimate comfort.
•	Lucky Dog® Outdoor Kennel Covers provide durable, waterproof protection with UPF 50+ sun defense. Designed for year-round comfort, they fit securely over Lucky Dog® Kennels.
•	Lucky Dog® Dwell Series® Crates offers peace of mind with secure latches, rust-resistant E-coating along with a patented sliding side door and patented corner stabilizers. With a top handle for easy transport and a divider panel for flexible space, they offer durability and convenience.
•	Lucky Dog® Exercise Pens provide a secure space for pets with sturdy, rust-resistant wire construction. Featuring a step-thru door, tool-free setup, and fold-flat design for easy storage, these pens are perfect for both indoor and outdoor use.

Sustainable Products

Our newest product category is Sustainable and Post-Consumer Recycled (“PCR”) bag products. Sold under the MyEcoWorld® brand, it is making a tangible, positive difference to the planet by working to reduce conventional single-use plastic in our daily lives.

We offer two types of bag products. The Compostable bags are made with 30% corn. The PCR Products are certified to the Global Recycled Standard (GRS) to contain recycled material that has been independently verified at each stage of the supply chain, from the source to the final product, and cost less than compostable bags.

Our primary Sustainable Products are:

•	Food Waste Bags that are certified compostable and worm-safe. These durable bags offer puncture resistance, odor control, and pest deterrence, ensuring reliable use and a cleaner kitchen environment.
•	Yard Waste Bags that are suitable for a variety of composting methods, including home, curbside pickup, and industrial composting facilities.
•	Pet Poop Bags that ensure no breaks or leaks while keeping the user’s hands clean.

Industrial Wood Products

Greenwood Products specializes in engineering advanced noise and vibration reduction panels for transit buses, motor coaches, light rail cars, and boats. Our dB-Ply® proprietary acoustical panel is a cost-effective product designed to reduce vibration and sound transmission to meet mandated interior noise requirements. Greenwood’s other products include durable, high-performance structural panels tailored for a wide range of industrial applications, and Jumbo Concrete Forms designed to reduce installation time and lower job-site labor costs.

Seed Segment

The Company formerly operated agricultural seed processing, distribution and sales through JCSC. Most of this segment’s sales were derived from selling seed to distributors with a lesser amount of sales derived from cleaning seed. During the fiscal year ended August 31, 2023, the Company decided to close its JCSC seed subsidiary effective August 31, 2023. JCSC has sold all of its seed inventory and is in the process of selling the segment’s remaining equipment.

Company Strategy

Management continues to focus on multiple strategies to lower costs, increase sales and improve profitability.

These strategies include:

•	Sales Growth
•	Product Innovation
•	Operational Efficiency
•	Monetization of Surplus Assets

Driving Sales Growth

In-Store Displayer Expansion

During the third quarter of fiscal 2024, we successfully trialed new in-store merchandiser displays for Lifetime Steel Post® for wood fences at major home improvement retailers in Southern California. The initial success of the program was then expanded into more stores throughout the summer of 2024 and totaled over 100 stores by the end of August 2024. The displayers are continuing to roll out into more stores across multiple regions. These displays are located in close proximity to the wood fencing materials and demonstrate the usefulness and durability of the product to those consumers shopping for wood fencing. These Lifetime Steel Post(R) displayers are in addition to our Adjust-A-Gate(R) merchandisers which are thousands of stores. Each Lifetime Steel Post® display contains 96 posts and each Adjust-A-Gate® display contains 20 units and 4 drop rods. A typical fence project may contain 1 or 2 gates and upwards of 24 or more posts. Each display unit will require replenishment throughout the year, which is expected to provide increased reorder demand for each product.

To manage the in-store displayer program, the company has partnered with Continental Sales & Marketing, Inc. (“CSM”). CSM is a nationally recognized, multifaceted, strategic business partner with over 49 years of experience with national and regional home improvement retailers. CSM has built strong relationships across a wide range of departments at the corporate level of major home centers, co-ops and independent dealers, and are talented at distribution, supply chain and SKU management issues. CSM will be working to place additional fencing display units with retailers across the country and facilitate the necessary replenishment of each unit as display product is sold. CSM will also work to increase the online presence of our other products through our retail partners, including key national and regional home improvement retailers, which will provide additional visibility and sales opportunities to expand distribution of our various product lines.

Appointment of New Vice-President of Sales and Marketing and Retail Ambassadors

In August 2024, we appointed a new Vice President of Sales and Marketing, who has a proven track record of successfully growing sales with productive marketing campaigns, innovative product enhancements and targeted engagement with customers. We believe this appointment will help grow our market share, including among the professionals served by our big box home center customers. We intend to increase our efforts to engage with professional contractors and fence installers. Besides increasing direct demand for our products, we also want to equip them to become ambassadors and influencers of our products. This will provide us with direct access to the most frequent users of these products to provide ongoing feedback to help with product innovation and solutions.

Grow Greenwood Products sales through both existing and new customers

The demand for Greenwood’s transit-oriented products has picked up post-pandemic and riders have returned to the office. Beyond transit, Greenwood’s specialty engineered lumber has multiple uses in multiple markets, including other types of transportation, construction, and industrial sectors. We believe we can grow our sales by expanding our sales efforts to both existing customers as well as to new potential customers in multiple industries outside of transit with the addition of new traders with sales experience across multiple industries.

Expand MyEcoWorld® Distribution

Our MyEcoWorld® sustainable and Post Consumer Recycled (PCR) bags have been well received by the marketplace with excellent consumer reviews. Our current sustainable products include compostable bin liners, yard debris bags, and pet waste bags. We also offer lower cost PCR bags. We believe all of these products have excellent performance and are priced competitively. Our strategy is to increase our market penetration through multiple channels. In addition to our relationships with home improvement retailers and large mass merchandise retailers, we have already placed our bags in certain grocery stores and are working to increase our placement in additional grocery chains and more stores within each chain. We are also offering a direct to consumer subscription service, where customers can purchase MyEcoWorld® products direct from the Company and have additional products shipped to them directly on a regular schedule. We believe this category has the potential to grow as the demand for high performing sustainable products grows along with the increasing plastic bans being legislated throughout the country. We relaunched the line in fiscal 2024 with our expanded product offerings. Our recent engagement of CSM for sales and marketing support will also include MyEcoWorld®, where their relationships with retailers across the country will help us introduce these products to new stores, including big box retailers.

Product Innovation and Development

We are committed to continuing to innovate by improving and expanding our existing product lines in addition to adding new products that solve problems, meet unmet needs, and enrich outdoor spaces.

We develop new products and improve our existing products through a number of methods. Many of our enhancements have originated from suggestions from our customers to improve their experience and to better meet their needs. Our suppliers also help us to improve our products based on their manufacturing experience. We also seek to acquire existing products that complement our current product lines.

We have 5 new and enhanced products set to launch over next 12 months, which include enhancements to our Original Adjust-A-Gate®, Lifetime Steel Post®, and Euro Fence products.

Operational Efficiency

Sourcing Diversification

The Company has historically sourced the majority of our metal products from a single factory in China. Over 18 months, management completed an extensive and thorough world-wide search and evaluation process to identify and evaluate potential new suppliers. These suppliers needed to meet the Company’s high-quality standards with competitive pricing, as well as offering innovative capabilities to collaborate with us to both continuously improve our products and also develop entirely new products. This process has successfully concluded with the implementation of a new multi-source, strategic sourcing program for fiscal 2025, which we publicly announced in September 2024. We now have suppliers located in Canada, Bangladesh, Vietnam, Malaysia, and Taiwan in addition to our original sources in China. These new supply agreements cover the Company’s fence products, dog containment products, as well as MyEcoWorld® products. The products from our new suppliers meet our high-quality standards with competitive pricing. They also mitigate the current 25% tariff rates from China placed on various Chinese made steel products imported into the United States which has led to a higher cost of goods on a number of our most popular products. By sourcing more of our products from outside of China, we expect that it will help us to maintain competitive pricing, enhance our margins, and reduce our supply chain risk.

Expansion of Distribution Locations

Currently, we distribute most of our products from our Oregon warehouse, with some of our bulkier products drop shipped directly to the customer. This single location distribution model made our products less competitive for certain customers in the Midwest and East Coast due to high shipping costs and longer times to delivery. Our plan is to add a distribution center in the Eastern US through a third-party logistics partner. This arrangement would utilize the partner’s existing infrastructure and “pick and pack” services and require us to make no significant capital expenditures. Although it would increase our warehousing costs, we believe those costs can be offset through lower delivery costs and shipping times for existing customers and make our products more competitive to potential new customers that are located farther from our Oregon base. Once this new eastern center is established, we will look to add additional distribution centers in other areas of the US under similar third-party logistic agreements that can benefit from being closer to customers in those regions.

Monetization of Surplus Assets

In July 2024, we listed the JCSC property for sale or lease at a listing price of $9,000,000 which is a competitive price based on comparable properties in the area. This is the current asking price, and there is no guarantee the property will sell for this amount. The net proceeds of any sale will be reduced by brokers’ commissions, expenses related to the sale, and taxes. If we are able to complete a sale, the disposal of this surplus property will enhance our working capital in a non-dilutive manner.

Tariffs

Our metal and other products have historically been mostly manufactured in China and are imported into the United States. The Office of the United States Trade Representative (“USTR”) instituted new tariffs on the importation of a number of products into the United States from China effective September 24, 2018. These new tariffs are a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 10, 2019. A number of our products manufactured in China remain subject to duties of 25% when imported into the United States.

During fiscal 2024, we engaged suppliers in countries outside of China, including Bangladesh, Vietnam, Malaysia, Taiwan, and Canada. Products manufactured in and imported from these countries are not subject to the China-specific tariffs, but may be subject to other duties and fees that are typically much lower than the current 25% tariff on Chinese manufactured metal products.

Customer Concentration

The top ten customers were responsible for 88% and 88% of total Company sales for the years ended August 31, 2024 and August 31, 2023, respectively. Also, the Company’s single largest customer was responsible for 36% and 35% of total Company sales for the years ended August 31, 2024 and August 31, 2023 respectively.

Employees

As of August 31, 2024 we had 62 full-time employees (August 31, 2023 – 68 full-time employees). By segment these employees were located as follows: JCC – 40 (2023 – 40) Greenwood – 2 (2023 – 1), JCSC – 0 (2023 – 8), and JC USA – 20 (2023 -19). At the end of fiscal 2023, we ceased regular operations at JCSC. Four of the JCSC employees were transferred to JCC, and the remainder were terminated and offered transition assistance. We continue to evaluate our ongoing staffing needs, and during 2024 we reduced our number of employees in conjunction with our improved business alignment, oversight of responsibilities, professional development opportunities, and more efficient operations. As of November 19, the number of our full-time employees is 53.

None of our employees are represented by unions. Jewett-Cameron Trading Company Ltd. has no direct employees, and our CEO and CFO are employed by JC USA.

ITEM 1A. RISK FACTORS

Investors should carefully consider the following risk factors and all other information contained in this Annual Report. There is a great deal of risk involved in our business, and any of the following risks could affect our business, its financial condition, its potential profits or could result in you losing your entire investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently deem immaterial, also may result in decreased revenues, increased expenses or other events which could result in a decline in our financial condition and the price of our common shares.

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

For the fiscal year ended August 31, 2024 our top ten customers represented 88% of our total sales, and our single largest customer was responsible for 36% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

We are dependent upon third-party manufacturers and suppliers for substantially all our of products

We do not have any manufacturing capabilities and rely on a limited number of contract manufacturers located outside the United States for the majority of our products. Our reliance on contract manufacturers involves certain risks, including:

•	Production disruptions or delays at the factory as a result of political instability, labor unrest, mechanical issues, natural disasters, or pandemic outbreaks;
•	Capacity constraints;
•	Inability to control the quality of the finished products;
•	Inability to control manufacturing and delivery schedules;

If our products are delayed or cannot be supplied in a timely manner, we risk losing revenue and customers. Developing alternate sources of supply for our products that meet our requirements may be time-consuming, difficult, and costly, and we may not be able to source our products on terms that are acceptable to us, or at all, which will have a negative effect on our revenue and financial condition.

We face significant competition, which could reduce the demand for our products.

Our revenue depends in part on maintaining and growing the sales of our current products in both existing and new markets, but also by improving existing products and developing new products. There is substantial competition among companies in each of our market sectors, and a number of companies market products that compete directly with our products. Current and potential customers may consider these products from our competitors to be superior to or less expensive than our products. Some of these competitors may also have greater financial, manufacturing, and sales and market resources than us. If we are unable to effectively compete with these other products and companies, we would likely lose market share which would result in a decrease in revenue and profitability.

We could experience delays in the delivery of our products to our customers causing us to lose business.

We purchase our products from other vendors and a delay in shipment from these vendors to us could cause significant delays in our delivery to our customers. Such disruptions may include adjustments to ocean shipping schedules, labor strikes or other job-related actions by workers within the supply chain, geopolitical unrest, longshoreman or rail strikes, geopolitical unrest, or government actions. This could result in a decrease in sales orders to us and we would experience a loss in profitability.

Governmental actions, such as tariffs, and/or foreign policy actions could adversely and unexpectedly impact our business.

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The continuing tariffs by the United States on certain Chinese goods include some of our products that we purchase from suppliers in China. The possibility of new tariffs being levied on manufactured goods imported into the United States from other countries in addition to China also currently exists. We cannot control the duration or depth of such actions which may increase our product costs which would in turn reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

Inflation could adversely affect our business

Inflation has many impacts on our business, including increasing our direct costs for raw materials, manufacturing, shipping and logistics, labor, and energy. Our ability to pass on these higher costs to our customers is limited. When we are able to increase our selling prices, it may be delayed several months after we first incur the higher costs and we may not be able to fully recoup the difference. In addition, high rates of inflation can reduce consumer’s discretionary spending and reduce demand for our products. These actions could have a negative effect on our business, results of operations, or financial condition.

Outdoor product sales are highly seasonal and subject to adverse weather.

Our fencing and outdoor products are primarily bought by consumers during the spring and summer. The majority of our revenues and income from these products occur during our 3rd and 4th quarters of our fiscal year. Demand for these products is highly affected by the weather. Adverse weather, including abnormally wet conditions or unseasonably hot or cold temperatures, can negatively affect demand for our products and cause our customers to delay, or reduce, their orders. This would have a negative effect on our business, results of operations, or financial condition.

Competitors may infringe on our intellectual property which would negatively affect our business and financial condition

We rely on our intellectual property rights, including patents, patent applications, and trademarks, to provide us with competitive advantages and protect us from theft of our intellectual property.  We believe that our patents are valid, enforceable, and valuable. If third parties infringe on our intellectual property, we may be forced to pursue litigation which would consume significant amounts of our management and financial resources. There is no guarantee that we will have the financial resources necessary to engage in litigation, or that any litigation we do pursue will result in a favorable outcome. Such infringements or unfavorable outcomes of litigation would have a negative effect on our business, results of operations, or financial condition.

Our products may have issues that could lead to product liability claims

The products we manufacture and distribute exposes us to potential product liability risks. Although we seek to insure against such risks, there can be no assurance that such insurance coverage will be sufficient to cover any claims or adverse legal judgements, and our costs to defend any litigation could be significant. A successful product liability claim in excess of our insurance coverage could have a material negative effect on our business and financial condition. In addition, it could significantly increase our costs of this insurance on commercially reasonable terms or make it unavailable to us altogether.

We could lose our credit agreement and could result in our not being able to pay our creditors.

We have a line of credit with Northrim where short-term operating capital will be provided by purchasing our accounts receivable invoices for up to $6,000,000, or as a loan against our inventory for up to $4,000,000, with the maximum amount we can draw under the line of $6,000,000. The maximum draw amount is currently available, and the line will expire on June 30, 2025. If we lost access to credit, or the borrowing costs exceed the likely benefits of our use of such capital, it could negatively affect our ability to acquire inventory to fulfil our customers’ orders and pay our obligations on a timely basis.

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

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our audit of our financial statements for the year ended August 31, 2024. Based on this process we did not identify any material weaknesses or significant deficiencies. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses or significant deficiencies in connection with this ongoing process.

A contagious disease outbreak, such as the recent COVID-19 pandemic emergency, could have an adverse effect on our operations and financial condition

Our business could be negatively affected by an outbreak of an infectious disease due to the consequences of the actions taken by companies and governments to contain and control such an outbreak. These consequences include:

•	The inability of our third-party manufacturers to manufacture or deliver products to us in a timely manner, if it all.
•	Isolation requirements may prevent our employees from being able to report to work or being required to work from home or other off-site location which may prevent us from accomplishing certain functions, including receiving products from our suppliers and fulfilling orders for our customers, which may result in an inability to meet our obligations.
•	Our new product launches may be delayed or require unexpected changes to be made to our new or existing products.
•	The effect of the outbreak on the economy may be severe, including an economic downturn and decrease in employment levels which could result in a decrease in consumer demand for our products.

The financial impact of such an outbreak are outside our control and are not reasonable to estimate but may be significant. The costs associated with any outbreak may have an adverse impact on our operations and financial condition and not be fully recoverable or adequately covered by insurance.

Risks Related to Our Common Shares

We may decide to acquire assets or enter into business combinations, which could be paid for, either wholly or partially with our common shares and if we decide to do this our current shareholders would experience dilution in their percentage of ownership.

Our Articles of Incorporation give our Board of Directors the right to enter into any contract without the approval of our shareholders. Therefore, our management could decide to make an investment (buy shares, loan money, etc.) without shareholder approval. If we acquire an asset or enter into a business combination, this could include exchanging a large amount of our common shares, which could dilute the ownership interest of present shareholders.

Future stock distributions could be structured in such a way as to be 1) diluting to our current shareholders or 2) could cause a change in control to new investors.

If we raise additional funds by selling more of our stock, the new shares may have rights, preferences or privileges senior to those of the rights of our existing shares. If common shares are issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of this would be a lessening of each present stockholder’s relative percentage interest in our company.

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 4,700 shares on NASDAQ for the fiscal year ended August 31, 2024. With this limited trading volume, investors could find it difficult to purchase or sell our common stock or experience significant volatility in the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

--- No Disclosure Necessary ---

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We currently manage our cybersecurity risk through our IT consultants in a variety of practices that are applicable to all users of our information technology and information assets, including our officers, directors, employees, vendors and contractors. Our cyber risk management programs are designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

We utilize a combination of technology and active monitoring that are integrated within our enterprise risk management network system to promote security awareness and prevent security incidents that are consistent with recognized standards and practices for information technology and cyber security. Our process for addressing risk aligns with industry standards as outlined in the NIST Cybersecurity Framework and NIST Risk Management Framework. The performance and effectiveness of our cybersecurity program are also tested on a regular schedule by outside consulting third-party experts.

We have not experienced any material cybersecurity incidents or identified any material cybersecurity threats that have affected or are reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

Our Chief Financial Officer is responsible for assessing and managing our cyber risk management program and informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Governance

The Audit Committee of the Board of Directors is responsible for overseeing risks related to cybersecurity.

Our Chief Executive Officer and Chief Financial Officer are responsible for assessing and managing risks and incidents relating to cybersecurity threats. They report any material findings and recommendations, if any, to the Audit Committee and the Board of Directors.

ITEM 2. PROPERTIES

Our executive offices are located at 32275 NW Hillcrest Street, North Plains, Oregon. The 5.6 acre facility, which is owned, consists of 55,250 square feet of covered space (10,000 office and 47,250 warehouse), a little over three acres of paved yard space, and was originally completed in October 1995. A 12,000 square foot warehouse expansion was completed in fiscal 2017 which we are using for several new product lines. In fiscal 2021, we completed the conversion of 2,000 square feet of older warehouse space into 4,000 square feet of office and meeting space on two levels. The facility provides office space for JC USA, including all of our executive offices, and is used as a distribution center to service the customer base for JCC and Greenwood. During fiscal 2022, we leased an additional 4,700 square feet of warehouse space located in North Plains, Oregon.

During fiscal 2010, we purchased a 2,000 square foot building adjacent to our main facilities that previously housed a seed testing lab located at 31895 NW Hillcrest Street, North Plains, Oregon. We formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010. At that time, the Company exercised its option to buy the land and building for a total cost of $150,946. In fiscal 2020, we renovated this building into an innovation center which focuses on new product development.

The property associated with JCSC, which is owned, consists of 11.6 acres of land, 105,000 square feet of buildings, rolling stock, and equipment. It was used for seed processing and storage. It is located at 31345 NW Beach Road, Hillsboro, Oregon, which is adjacent to North Plains, Oregon. With the closure of JCSC’s business, the property is considered surplus to our needs and is currently listed for sale or lease.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently unaware of any material pending legal proceedings to which we are party or of which our property is the subject. However, we may at times in the future become involved in litigation in the ordinary course of business, which may include actions related to or based on our intellectual property and its use, customer claims, employment practices and employee complaints and other events arising out of our operations. When appropriate in management’s estimation, we will record adequate reserves in our financial statements for pending litigation. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our reputation, operations, and our financial operating results or overall financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

In fiscal 2021, we initiated arbitration against a former distributor asserting a breach of the distribution agreement and seeking damages. In February 2023, the arbitrator issued its decision and ruled in our favor on the majority of all of our claims.  A damages hearing was held in August 2023. In September 2023, we settled this arbitration for a cash payment of $2,450,000 which was received in October 2023.

ITEM 4. MINE SAFETY DISCLOSURES

--- No Disclosure Necessary ---

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares trade on the NASDAQ Capital Market (formerly the NASDAQ Small Cap Market) in the United States. The trading symbol for our common shares is “JCTC” and the CUSIP number for the stock is 47733C-20-7. The common shares formerly traded under the symbol “JCTCF” until October 9, 2024. Our common shares began trading on the NASDAQ Small Cap Market in April 1996.

Table No. 1 lists the volume of trading along with the high, low, and closing sales prices on the NASDAQ Capital Market for our common shares.

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing
Monthly
September 2024	140,000	$5.00	$4.35	$4.98
August 2024	70,300	4.72	3.86	4.61
July 2024	151,200	5.24	4.01	4.10
June 2024	98,300	5.69	4.70	4.85
May 2024	161,100	5.50	5.16	5.36
April 2024	100,000	5.69	4.58	5.23

Quarterly
Three months ended August 31, 2024	319,800	$5.69	$3.86	$4.61
Three months ended May 31, 2024	289,000	5.71	4.58	5.36
Three months ended February 29, 2024	301,000	6.35	4.89	5.27
Three months ended November 30, 2023	261,100	4.99	4.50	4.86

Three months ended August 31, 2023	471,700	$5.62	$3.70	$4.52
Three months ended May 31, 2023	206,500	5.90	4.67	4.65
Three months ended February 28, 2023	296,200	5.98	4.95	5.50
Three months ended November 30, 2022	274,800	6.54	4.85	5.08

Annually
Fiscal year ended August 31, 2024	1,170,900	$6.35	$3.86	$4.61
Fiscal year ended August 31, 2023	1,249,200	6.54	3.70	4.52
Fiscal year ended August 31, 2022	842,000	13.74	5.50	6.36
Fiscal year ended August 31, 2021	1,305,400	12.00	7.23	10.60
Fiscal year ended August 31, 2020	455,600	8.78	5.00	7.55

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for our common shares.

On November 14, 2024 there were 29 registered shareholders and 3,504,802 shares of our common shares outstanding.

Dividends

We have not declared any dividends since incorporation and we do not anticipate that we will do so in the foreseeable future. Our present policy is to retain earnings for use in our operations and expansion of our business. There are no current restrictions that limit our ability to pay dividends on common equity or that are likely to do so in the future. Any dividends paid by us to U.S. shareholders would be subject to Canadian withholding tax.

Recent Sales of Securities: Use of Proceeds from Securities

We have not sold securities in the last three fiscal years.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any common shares during the years ended August 31, 2024 or August 31, 2023.

ITEM 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company’s operations are classified into three reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served. The segments are as follows:

•	Pet, Fencing and Other
•	Industrial wood products
•	Seed processing and sales
•	Corporate and administrative services

Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the financial statements under Note 12 “Segment Information.”

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2024 and fiscal 2023. (Figures are thousands of dollars except per share amounts).

	For the Year Ended August 31, 2024
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$9,806	$8,229	$15,896	$13,214	$47,145
Gross profit	1,956	2,065	2,951	1,912	8,884
Net income (loss)	1,292	(534)	155	(191)	722
Basic earnings per share	$0.37	$(0.15)	$0.04	$(0.05)	$0.21
Diluted earnings per share	$0.37	$(0.15)	$0.04	$(0.05)	$0.21

	For the Year Ended August 31, 2023
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$12,578	$8,143	$18,946	$14,622	$54,289
Gross profit	2,860	1,921	4,413	3,053	12,247
Net income (loss)	(74)	(972)	735	290	(21)
Basic earnings per share	$(0.02)	$(0.28)	$0.21	$0.08	$(0.01)
Diluted earnings per share	$(0.02)	$(0.28)	$0.21	$0.08	$(0.01)

*	Fiscal 2024 quarterly per share earnings were calculated using weighted average number of common shares outstanding as of August 31, 2024 of 3,504,802 (2023 – 3,498,899). The sum of the quarterly earnings per share may not equal the full year earnings per share due to the use of the full year’s weighted average share figure and rounding.

RESULTS OF OPERATIONS

Fiscal 2024 was a year of transition for the Company. Although our business continued to be negatively affected by stubbornly high inflation and negative consumer sentiment, we successfully completed several important projects to optimize our operations and focus on our core products, broaden our customer base, and improve our financial position.

The overall business climate remains challenging. Inflation has pushed our costs higher, particularly in raw materials and shipping, while simultaneously squeezing consumers who have cut back on discretionary spending. These issues are particularly acute in the home improvement and pet product sectors. Wet and unseasonably cold weather across much of the US also shortened our traditional Spring and Summer selling season which reduced our expected sales in our important outdoor product lines.The Company’s revenues and cash flow continue to be seasonal and highly variable, with the 3rd and 4th quarters of the fiscal year being much busier than the 1st and 2nd quarters due to the Company’s current product offerings.

Our margins and financial results in fiscal 2024 were also hurt by the clearance of some older higher cost lumber, and a one-time inventory write-down of $110,293 for the liquidation of all of our remaining pet inventory located in Europe. We also increased our obsolete inventory reserve by $459,464. We are continuing to sell through some of the higher cost pet inventory we purchased during the prior high-cost logistics period.

Supply chain issues also worsened in the third and fourth quarters. Besides increasing our shipping costs, it also has affected our inventory availability. Multiple issues, including conflict in the Red Sea and low water levels in the Panama Canal led to ship diversions and cancelations that caused significant shipping disruptions and delays and reduced container availability. A number of our supply orders beginning during the 4th quarter of fiscal 2024 were delayed by these late and cancelled sailings from Asia. This led to some inventory shortages and unavailability of certain products which caused some missed sales and back orders awaiting container arrivals that have extended into the first quarter of fiscal 2025. In addition to the significant delays, the costs of ocean shipping have soared since Mid-May 2024. We notified our customers of the shipping delays and higher costs which we cannot fully absorb. Therefore, we temporarily increased certain of our product prices. These price increases may ultimately reduce our sales as some of our customers may be unwilling to purchase the full amount of their usual orders at these higher prices and instead may wait to see if shipping costs fall later in calendar 2024. These supply chain issues and the higher shipping costs negatively affected our sales and margins during the fourth quarter and are continuing into fiscal 2025.

In fencing, which is our largest product category, we rolled out new in-store displays for our Lifetime Steel Posts® and continue to deploy additional in-store Adjust-A-Gate® displayers. These in-aisle display units are positioned directly beside the wood racks for greater visibility of key products which increases sales of the items and improves the choices for consumers. The Lifetime Steel Posts® displayers began in just one region and expanded to 100 stores by the close of the fiscal year in August. Since then, we have ramped up our roll out and displayers are now being installed in stores in multiple regions. In October 2024, we announced the engagement of Continental Sales & Marketing, Inc. (“CSM”) to help us expand these display units to more retailers across the US. CSM will also help us manage the installed units and the expected product reorders to ensure they are well-stocked and inventory is available for consumers. We expect this program will increase our visibility and brand recognition with consumers and will be a valuable contributor to our revenue in 2025.

Although our lumber supply agreement with a major customer is performing well, supply issues are causing a significant shortage of Western Red Cedar. To ensure the supply of fence boards for this customer, we successfully shifted some of our product supply to high-quality alternatives, including Sugi Cedar, beginning in the 3rd quarter of fiscal 2024. Sugi fencing sells for a lower price than Western Red Cedar which negatively affects our margins. Because consumers are not as familiar with Sugi Cedar, we believe demand for the product was diminished in the second half of fiscal 2024 which hurt our revenue.

JCSC’s active operations ended as of December 31, 2023. The seed operations were located on 11.6 acres of land and 105,000 square feet of buildings owned by the Company which is now surplus to the Company’s needs. Therefore, the land and buildings were listed for sale or lease in July 2024 at a listing price of $9,000,000, which is a competitive price based on comparable properties in the area. This is the current asking price, and there is no guarantee the property will sell for this amount. If we are able to complete a sale, the net proceeds will be reduced by brokers’ commissions, expenses related to the sale, and taxes. The land is on a corner lot situated at a major interchange immediately adjacent to US Highway 26, which is one of the region’s busiest roadways. The land is currently zoned with a rural industrial classification, but the Company is exploring the potential to re-zone the property, or revise the existing code, to expand the list of permitted uses. A reclassification would provide interested parties with greater flexibility of development options. There is also a high level of interest from the cities immediately adjacent to the property in the potential expansion of their urban growth boundaries and those communities are investigating those potential options. Due to its strategic location, this property would potentially be included within the expanded area. Should such an expansion be approved and/or a rezoning occur, it would likely increase the land’s value and potentially maximize any return we receive for the sale of this surplus asset.

Diversifying our suppliers has been a primary focus of management for several years. The majority of our metal products have been sourced from a single supplier manufacturing in a single factory in China. Beginning in fiscal 2022, the Company initiated an extensive world-wide evaluation process to find suppliers who could manufacture many of our metal products that met our high-quality standards with competitive pricing. After 18 months, the Company completed its search and engaged several new suppliers with factories in Canada, Bangladesh, Vietnam, Malaysia, and Taiwan. We are now receiving products from these new suppliers in addition to our original supplier in China which we also continue to use. These new supply agreements cover the Company’s fence products, dog containment products, as well as MyEcoWorld® products. In addition to reducing the systematic risk of the reliance of a single supplier from a single factory, products from these new suppliers are not subject to the current 25% tariff rate on Chinese made steel products imported into the United States. Avoiding this high tariff on many of our products will improve our margins and help us to maintain competitive pricing.

Our balance sheet remains strong, with a current ratio (current assets divided by current liabilities) of 8.57 as of August 31, 2024, including cash of $4.85 million. Our inventory position was approximately $13.16 million compared to $18.34 million as of the end of fiscal 2023. Although this current level is near our desired inventory level for many of our core products, the ocean shipping issues which began during the 4th quarter have delayed the arrival of new shipments of metal products from the manufacturers. This may lead to some shortages in the short term until the worldwide shipping situation improves. Although our pet product inventory levels remain higher than usual, we remain committed to maintaining our list prices on our primary pet products. There is no urgency to move this inventory as it will not degrade or spoil over time. For our slower moving pet products, we continue to explore opportunities to accelerate sales in those items.

During the first quarter of fiscal 2024, we successfully settled the arbitration we filed against one of our former distributors in 2021 for breach of a distribution agreement. We received a one-time cash payment of $2,450,000 in October 2023 under the settlement agreement. This payment covered our substantial legal fees and some of our losses due to the breach. We are pleased to have settled the case and that we will no longer have to expend time and resources pursuing this case. Although the costs of such litigation may be significant, we believe it is critical to defend our valuable intellectual property and will take action against any future infringements of our patents, trademarks and contractual agreements.

We have no current borrowing against our line of credit. During the year, our prior bank line of credit expired on June 30, 2024 and a new asset-based line has been established with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against our inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum amount we may draw against the line is $6,000,000 total. We do not anticipate a regular need to utilize this new line of credit, but may need to draw against the line to purchase inventory in advance of the spring and summer seasons. If we are able to complete the sale of the JCSC property, the proceeds will supply additional capital and provide us with greater financial flexibility.

We are continuing to sharpen our focus on our core product lines of fencing, Lucky Dog® brand pet containment products, and sustainable bags under the MyEcoWorld® brand. Our efforts are directed to growing our sales of both existing and new complementary products to our primary customers. We are also expanding our sales channels through the addition of new customers in our primary home improvement markets while increasing our marketing and sales efforts in several additional sectors in North America that we have identified as favorable fits for our core products. During fiscal 2024, we added a number of new customers in Canada and more than doubled our sales there compared to fiscal 2023.

To increase awareness of Jewett-Cameron and our brands with both our customers and consumers, we began a strategic refresh of our branding in fiscal 2024 to emphasize our combination of product quality, innovation and value. We have rebranded Jewett-Cameron as “a company committed to innovative products that enrich outdoor spaces” and unveiled our new mission statement of “Committed to improving the lives of professionals and do-it-yourselfers with innovative products that enrich outdoor spaces in their quality, performance, and ease to work with”. Subsequent to the end of the fiscal year, we engaged Lytham Partners to lead a strategic investor relations and shareholder communication program, and presented our story to investors and institutions at the Lytham Fall 2024 Investor Conference in October. We have also changed our NASDAQ trading symbol from “JCTCF” to “JCTC” which we believe will help investors to gain a better understanding of Jewett-Cameron as a US-based company.

The challenging economic climate is expected to continue in fiscal 2025, although the recent trend towards lower interest rates and moderating inflation provide optimism going forward. We are continuing our efforts to improve our operations, manage customer relationships, and sharpen our operational strengths. We intend to increase our focus on innovation, both in-house and through outside parties. This includes ongoing discussions with industry and financial professionals regarding possible strategic alliances and other possible arrangements that could add to our product offerings and provide additional financial and operational support that would benefit all of our stakeholders. We regularly evaluate potential merger, acquisition, partnering and in-license opportunities that we expect will expand our product offerings. Supporting our growth strategy is likely to require significant capital expenditures and management resources. The development or expansion of our business, any acquired business or any acquired, or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. There can be no assurance that any of our efforts will result in completion of a strategic transaction or that any such transaction, if consummated, will be ultimately beneficial to our operations or financial condition.

Fiscal Years Ended August 31, 2024 and August 31, 2023

Fiscal 2024 sales totaled $47,145,176 compared to sales of $54,289,303 in fiscal 2023, which was a decrease of $7,144,127, or 13%. Consumers continue to moderate their discretionary spending, particularly in the home improvement and pet product sectors. Our sales comparisons were also negatively affected by the shut-down of JCSC, as seed revenue was $2,464,153 in fiscal 2023 but only $86,274 in fiscal 2024 as the remaining seed inventory was sold and limited seed storage occurred until closure as of July 2024.

Gross margin declined in fiscal 2024 to 18.8% from 22.6% in fiscal 2023. Our margin was negatively affected by a sharp rise in ocean shipping costs, the clearance of some older higher cost lumber inventory, and the liquidation of our remaining pet inventory located in Europe. We also increased our obsolete inventory reserve in fiscal 2024 by $459,464.

Operating expenses in fiscal 2024 fell to $10,654,054 from $11,816,441 in fiscal 2023. Selling, general and administrative expenses declined to $3,887,769 from $3,973,055. Wages and employee benefits fell to $6,413,419 from $7,445,464 as the Company had a lower number of employees in the current year. Depreciation and amortization totaled $352,866 compared to $397,922. Loss from operations was ($1,770,410) compared to income from operations of $430,684.

Other income of $2,450,000 in fiscal 2024 was from the successfully settled arbitration case against one of our former distributors. Other items recorded in the current fiscal year include a gain on sale of assets of $90,787, which largely is due to the sale of JCSC equipment, and net interest income of $33,446. For the year ended August 31, 2023, gain on sale of assets was $70,250, and interest expense totaled ($458,463) which was related to amounts borrowed against a bank line of credit.

Including other items, income before income taxes was $803,823 compared to income before income taxes of $42,471 in fiscal 2023. Income tax expense for fiscal 2024 was $82,070 compared to income tax expense of $63,097 in fiscal 2023. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net income in fiscal 2024 was $721,753, or $0.21 per share, compared to a net loss in fiscal 2023 of ($20,626), or ($0.01) per share. The weighted number of shares outstanding were 3,503,221 in fiscal 2024 and 3,498,236 in fiscal 2023.

Pet, Fencing and Sustainable Products - JCC

Sales for JCC in fiscal 2024 were $43,330,737 compared to sales of $49,219,224, which represents a decline of $5,888,487, or 12%. Demand for our pet products remains weak, which reflects the current trend in the entire pet product industry. Sales comparisons between the current year and the prior year were also affected by a large one-time order for kennels in fiscal 2023.

The following table shows a breakdown between the pet, fencing and other categories in this segment.

	Sales in Millions of Dollars			Percent of Total Sales
Fiscal Year	Pet	Fencing	Other	Pet	Fencing	Other
2024	$7,566,371	$34,209,073	$1,555,293	17%	79%	4%
2023*	$10,902,889	$36,346,257	$1,970,078	22%	74%	4%

*	Fiscal 2023 figures have been adjusted for comparison to reflect the reclassification of pet poop bags from the Pet category to the Other category in 2024.

For fiscal 2024, JCC had an operating loss of ($146,375) compared to an operating loss of ($622,420) for fiscal 2023.

Industrial Wood Products - Greenwood

Sales in fiscal 2024 were $3,728,165 compared to sales of $2,605,926 in fiscal 2023, which is an increase of $1,122,239, or 43%. As more workers return to offices and increase their use of transit systems, transit operators are spending more on their equipment, which is reflected in the higher sales of our transit focused products. Management believes that Greenwood can grow by opening new sales channels and broadening its customer base, particularly in sectors outside of transit such as housing and construction.

For fiscal 2023, Greenwood had operating income of $19,563 compared to a loss of ($46,307) for fiscal 2023 which is consistent with the higher level of revenue.

Seed Processing and Sales - JCSC

During fiscal 2023, we decided to close JCSC effective August 31, 2023. Sales for JCSC in fiscal 2024 were $86,274 compared to sales of $2,464,153 in fiscal 2023. JCSC had operating income of $36,310 in fiscal 2024 compared to an operating loss of ($251,261) in fiscal 2023. The fiscal 2024 revenue was derived from the sale of the remaining seed inventory and seed storage. Net income was higher in fiscal 2024 due to the wind down of ongoing operations and the related costs before the facility was closed on December 31, 2023.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $894,325 in fiscal 2024 compared to operating income of $962,459 in fiscal 2023. The results of JC USA are inter-company transactions and are eliminated on consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended August 31, 2024

As of August 31, 2024, we had working capital of $19,982,071 compared to working capital of $19,134,810 as of August 31, 2023. The largest changes affecting working capital is an increase in cash to $4,853,367 from $83,696, a decrease in accounts receivable of $1,966,109 to $3,668,815 from $5,634,924, a decrease in inventory of $5,181,805 to $13,157,243 from $18,339,048, and an increase in prepaid expenses of $260,902 from $630,788 to $891,690. Prepaid income taxes also increased to $50,326 from $Nil. The increase in cash is related to the decline in accounts receivable and inventory. Prepaid expenses, which is mostly deposits paid for future inventory, increased slightly as we ordered additional fencing inventory for the anticipated need to replenish the in-store display units being rolled out in additional stores.

Accounts payable fell by $943,206 to $1,237,988 from $2,181,194 which is related to the timing of payments due to suppliers. Accrued liabilities declined by $711,812 to $1,401,382 from $2,113,194. Bank indebtedness, which is from our prior line of credit and has primarily been used to acquire inventory, was $1,259,259 as of August 31, 2023. We repaid our entire borrowing during the current year. There are no borrowings under our current line of credit. Deferred tax assets rose to $341,029 from $319,875.

As of August 31, 2024, accounts receivable and inventory represented 74% of current assets and 61% of total assets. As of August 31, 2023, accounts receivable and inventory represented 97% of current assets and 80% of total assets. Our customers continue to pay on-time, with almost all of our outstanding receivables classified as current.

For the fiscal year ended August 31, 2024, the accounts receivable collection period or DSO was 28 days compared to 38 days for the year ended August 31, 2023. Inventory turnover for the year ended August 31, 2024 was 151 days compared to 169 days for the year ended August 31, 2023.

Short-term and Long-term Debt

During fiscal 2024, we established a new line of credit agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against our inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain or our assets. The line expires on June 30, 2025. There have been no borrowings to date under this line of credit.

Prior to June 2024, we had a line of credit of $5,000,000 with U.S. Bank, which was reduced from $10,000,000 in February 2024. The line was secured by an assignment of accounts receivable and inventory. Calculation of the interest rate was based on the one-month Secured Overnight Financing Rate (SOFR) plus 157 basis points, which as of August 31, 2023 was 6.88% (5.31% + 1.57%). Indebtedness under the line as of August 31, 2023 was $1,259,259. All amounts borrowed under this line of credit were repaid in full during fiscal 2024.

Current Working Capital Requirements

In October 2023, we received the cash payment under the arbitration settlement agreement from our former distributor. A portion of this payment was used to repay some of the amount borrowed under the former line of credit, with the remainder held as working capital.

Based on our current working capital position, the anticipated reduction in cash needs due to the closure of JCSC, and the unused borrowing capacity under our current line of credit, we expect to have sufficient liquidity available to meet our working capital requirements for the next twelve months.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

We currently have no material contractual obligations or commercial commitments other than to suppliers of products or services in the ordinary course of business.

Inflation

Since fiscal 2021, a number of product costs have increased substantially, including raw materials, energy, and transportation/logistical related costs. These higher costs have negatively affected our gross margins. Historically, we have passed cost increases on to the customer, but the rapid rise of prices over the last several years has resulted in consumers significantly reducing discretionary spending which has made the market much more price sensitive. This has made retailers more reluctant to accept higher prices for our goods which has limited our ability to raise our selling prices quickly enough to match the rate of increase of our costs. Our ability to pass through all of the current increase in our product costs to our customers is somewhat limited and occur after such costs are first incurred. Although management is working to mitigate such cost increases through the new sourcing agreements and modifying logistic agreements, we expect that our gross margins will remain under pressure in fiscal 2025.

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2024 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.75% in November 2024. There are no amounts outstanding under this line of credit.

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

Social

Our social responsibilities include cultural standards of operations and values which we establish in conjunction with our employees. We regularly provide employees with a corporate engagement survey to benchmark their engagement, satisfaction, and ideas for change. We support educational programs that build the future workforce through active participation in regional and statewide organizations, including the CTE/STEM Employer Coalition and assisting teachers to connect traditional school subjects to practical job site applications. We also actively participate in the local community, supported by a Corporate Charitable Giving Charter.

Governance

As a public company, our processes are outlined and governed by multiple regulations, including the Sarbanes-Oxley Act of 2002. Our financial controls are mapped, executed, self-audited as well as regularly audited by outside experts as part of our annual process. We have established risk mitigations that allows for condensed reviews of risks and impacts with our systems in place. An IT Governance Committee aligns execution and security both for ourselves and also for parties with whom we communicate and do business.

Uyghur Forced Labor Prevention Act

The Uyghur Forced Labor Prevention Act (“UFLPA”) is a US Federal Law which became effective on June 21, 2022. As enforced by U.S. Customs and Border Protection, the UFLPA prohibits any products that are made, mined, or manufactured, in part or in full, in China’s Xinjiang Uyghur Autonomous Region to be imported into the United States, as they are presumed to have been made with forced labor. Any imports of such goods will be detained and seized by U.S. Customs unless the importer is able to prove that these goods have not been made with forced labor. We ensure that each of our suppliers is in full compliance with the law and none of our products fall under the prohibited goods clause.

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

We have not adopted any new accounting policies that would have a material impact on the consolidated financial statements, nor did we make changes to accounting policies. Management has discussed with the Audit Committee the development, selection and disclosure of accounting estimates used in the preparation of the consolidated financial statements.

Recent Accounting Pronouncements

Management has reviewed the new accounting guidance and determined that there is not a material impact on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any derivative financial instruments as of August 31, 2024, and we do not use derivative instruments for trading purposes.

Changes in U.S. interest rates affect the interest earned on our cash as well as interest paid on debt. We have a line of credit with an interest rate based on published rates that may fluctuate over time based on economic changes. We are subject to interest rate risk and could be subject to increased interest payments against any amounts borrowed against the line of credit if market interest rates fluctuate.

Foreign Currency Risk

We operate primarily in the United States. However, a relatively small amount of business is conducted in currencies other than U.S. dollars. Also, to the extent that we use contract manufacturers located outside the United States, including China, Canada, Bangladesh, Vietnam, Malaysia, and Taiwan, currency exchange rates can influence our purchasing costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and notes thereto are attached hereto. The audit report of Davidson & Company, LLP Chartered Accountants is included herein immediately preceding the audited consolidated financial statements.

Audited Consolidated Financial Statements: fiscal 2024 and 2023

Report of Independent Registered Accounting Firm dated November 20, 2024 (Davidson & Company LLP, Vancouver, Canada, PCAOB ID# 731)

Consolidated Balance Sheets

Balance Sheets at August 31, 2024 and August 31, 2023

Consolidated Statements of Operations

For the years ended August 31, 2024 and August 31, 2023

Consolidated Statements of Stockholders’ Equity

For the years ended August 31, 2024 and August 31, 2023

Consolidated Statements of Cash Flows

For the years ended August 31, 2024 and August 31, 2023

Notes to Financial Statements

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. (the “Company”), as of August 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended August 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

 Completeness and accuracy of revenue

As described in Note 11 to the financial statements, the Company recognized revenue of $47,145,176 for the year ended August 31, 2024. As more fully described in Note 2 to the financial statements the Company recognized revenue from the sale of industrial wood products, fencing, pet products and other specialty products and seed processing, handling and storage services. Product revenue is recognized on shipment or receipt of the product depending on the agreed customer terms. Service revenue is recognized when services have been performed, products sold and collection of the amounts is reasonably assured.

The principal considerations for our determination that the recognition of revenues is a critical audit matter are the volume of low value transactions and the significant value of total revenue recognized. This in turn lead to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence for revenues recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures included, among others:

•	Evaluating the appropriateness of management’s assessment of revenue recognition criteria based on the Company’s operations.
•	Performing substantive testing procedures over a sample of revenue entries to invoices, shipping documents, and cash receipts to ensure completeness, occurrence, accuracy and appropriate cut-off of revenue recognized.
•	Assessing that the Company’s revenue recognition accounting policy is in accordance with US GAAP.

We have served as the Company’s auditor since 1999.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

November 20, 2024

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$4,853,367	$83,696
Accounts receivable, net of allowance of $0 (August 31, 2023 - $0)	3,668,815	5,634,924
Inventory, net of allowance of $550,000 (August 31, 2023 - $497,884) (note 3)	13,157,243	18,339,048
Asset held for sale (note 4)	566,022	—
Prepaid expenses	891,690	630,788
Prepaid income taxes	50,326	—

Total current assets	23,187,463	24,688,456

Property, plant and equipment, net (note 4)	3,849,800	4,655,427

Intangible assets, net (note 5)	112,222	134,845

Deferred tax assets (Note 6)	341,029	319,875

Total assets	$27,490,514	$29,798,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$1,237,988	$2,181,194
Bank indebtedness (note 7)	—	1,259,259
Income taxes payable (note 6)	—	147,629
Accrued liabilities	1,401,382	2,113,194

Total liabilities	2,639,370	5,701,276

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,504,802 common shares (August 31, 2023 – 3,498,899)	826,861	825,468
Additional paid-in capital	795,726	765,055
Retained earnings	23,228,557	22,506,804

Total stockholders’ equity	24,851,144	24,097,327

Total liabilities and stockholders’ equity	$27,490,514	$29,798,603

Contingencies (Note 14)

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2024	2023

SALES	$47,145,176	$54,289,303

COST OF SALES	38,261,532	42,042,178

GROSS PROFIT	8,883,644	12,247,125

OPERATING EXPENSES
Selling, general and administrative	3,887,769	3,973,055
Depreciation and amortization (notes 4, 5)	352,866	397,922
Wages and employee benefits	6,413,419	7,445,464

	10,654,054	11,816,441

(Loss) income from operations	(1,770,410)	430,684

OTHER ITEMS
Other income (note 14)	2,450,000	—
Gain on sale of property, plant and equipment	90,787	70,250
Interest income (expense)	33,446	(458,463)
	2,574,233	(388,213)

Income before income taxes	803,823	42,471

Income taxes (note 6)
Current	(103,224)	(357,974)
Deferred recovery	21,154	294,877

Net income (loss) for the year	$721,753	$(20,626)

Basic earnings (loss) per common share	$0.21	$(0.01)

Diluted earnings (loss) per common share	$0.21	$(0.01)

Weighted average number of common shares outstanding:
Basic	3,503,221	3,498,236
Diluted	3,503,221	3,498,236

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2022	3,495,342	$824,629	$742,591	$22,527,430	$24,094,650
Shares issued pursuant to compensation plans (note 9)	3,557	839	22,464	—	23,303
Net Loss	—	—	—	(20,626)	(20,626)

August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Shares issued pursuant to compensation plans (note 9)	5,903	1,393	30,671	—	32,064
Net Income	—	—	—	721,753	721,753

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the year	$721,753	$(20,626)
Items not affecting cash:
Depreciation and amortization	352,866	397,922
Stock-based compensation expense	32,064	23,303
Gain on sale of property, plant and equipment	(90,787)	(70,250)
Deferred income taxes	(21,154)	(294,877)

Changes in non-cash working capital items:
Decrease in accounts receivable	1,966,109	1,556,722
Decrease in inventory	5,181,805	2,293,265
(Increase) decrease in prepaid expenses	(260,902)	481,787
(Increase) decrease in prepaid income taxes	(50,326)	208,963
(Decrease) increase in accounts payable and accrued liabilities	(1,655,018)	872,302
(Decrease) increase in income taxes payable	(147,629)	147,629

Net cash and cash equivalents provided by operating activities	6,028,781	5,596,140

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in intangible assets	—	(102,500)
Proceeds on sale of property, plant and equipment	110,689	70,250
Purchase of property, plant and equipment	(110,540)	(223,916)

Net cash and cash equivalents provided by (used in) investing activities	149	(256,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(1,259,259)	(5,740,741)

Net cash and cash equivalents used in financing activities	(1,259,259)	(5,740,741)

Net increase (decrease) in cash and cash equivalents	4,769,671	(400,767)

Cash and cash equivalents, beginning of year	83,696	484,463

Cash and cash equivalents, end of year	$4,853,367	$83,696

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

The Company, through its subsidiaries, operates out of facilities located in North Plains, Oregon. JCC’s business consists of the manufacturing and distribution of pet, fencing and other products, wholesale distribution to home centers, other retailers, on-line as well as direct to end consumers located primarily in the United States. Greenwood is a processor and distributor of industrial wood and other specialty building products principally to customers in the marine and transportation industries in the United States. JCSC was a processor and distributor of agricultural seeds in the United States. JC USA provides professional and administrative services, including accounting and credit services, to its subsidiary companies.

Effective August 31, 2023, the Company ended seed cleaning operations at its JCSC. During the year ended August 31, 2024, JCSC ended its active operations and sold most of its remaining equipment to wind up the business.

The Company’s operations and general workforce can be negatively affected by a number of external factors. Examples include, but are not limited to, a global pandemic and political conflict in other regions that may affect economies and financial markets globally. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and their effect on the Company’s business, financial condition, or ability to raise funds.

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain comparatives have been reclassified to conform with the current period presentation.

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2024, cash and cash equivalents was $4,853,367 compared to $83,696 at August 31, 2023.

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

The earnings (loss) per share data for the fiscal years ended August 31, 2024 and 2023 are as follows:

	2024	2023

Net income (loss)	$721,753	$(20,626)

Basic weighted average number of common shares outstanding	3,503,221	3,498,236

Effect of dilutive securities Stock options	—	—

Diluted weighted average number of common shares outstanding	3,503,221	3,498,236

Basic and diluted earnings (loss) per common share	$0.21	$(0.01)

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

Stock-based compensation (cont’d…)

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

Financial instruments

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values.

Cash and cash equivalents - the carrying amount approximates fair value because the amounts consist of cash held at a bank and cash held in short term investment accounts.

Accounts receivable - the carrying amounts approximate fair value due to the short-term nature and historical collectability.

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2024 and 2023 follows:

	2024		2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$4,853,367	$4,853,367	$83,696	$83,696
Accounts receivable, net of allowance	3,668,815	3,668,815	5,634,924	5,634,924
Accounts payable and accrued liabilities	2,639,370	2,639,370	4,294,388	4,294,388
Bank Indebtedness	—	—	1,259,259	1,259,259

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$4,853,367	$4,853,367	$—	$—

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

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood products, specialty metal products, and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured. Revenue from the Company's seed operations was generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products. Revenue from the provision of these services and products is recognized when the services have been performed, products sold and collection of the amounts is reasonably assured.

Recent Accounting Pronouncements

The Company has evaluated all recently issued, but not yet effective, accounting pronouncements and determined that it does not believe that any, if currently adopted, would have a material effect on the Company’s financial statements.

3.       INVENTORY

A summary of inventory as of August 31, 2024 and 2023 is as follows:

	2024	2023

Pet, fencing and other products	$12,407,495	$17,741,254
Industrial wood products	749,748	584,989
Agricultural seed products	—	12,805

	$13,157,243	$18,339,048

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2024 and 2023 is as follows:

	2024	2023

Office equipment	$668,260	$668,260
Warehouse equipment	1,285,278	1,556,424
Buildings	5,211,588	6,209,162
Land	158,500	559,065
	7,323,626	8,992,911

Accumulated depreciation	(3,473,826)	(4,337,484)

Net book value	$3,849,800	$4,655,427

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

In connection with the wind-up of the Company’s JCSC operations, in July 2024 the Company listed for sale its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of August 31, 2024 ($nil – August 31, 2023).

5.       INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2024 and 2023 follows:

	2024	2023

Intangible assets	131,405	153,195

Accumulated amortization	(19,183)	(18,350)

Net book value	$112,222	$134,845

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

6.        INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2024	2023

Computed tax at the federal statutory rate	$92,555	$294,398
State taxes, net of federal benefit	10,000	62,193
Other	669	1,383

Provision for income taxes	$103,224	$357,974

Current income taxes	$103,224	$357,974
Deferred income taxes	(21,154)	(294,877)
	$82,070	$63,097

Deferred income tax asset as of August 31, 2024 of $341,029 (August 31, 2023 – $319,875) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2024	2023

Deferred tax assets:
Allowance for inventory	$443,913	$496,067
Allowance for bad debts	—	—
Difference between book and tax depreciation	(13,587)	(86,895)

Total deferred tax assets	430,326	409,172
Valuation allowance	—	—

Net deferred tax assets	430,326	409,172

Net deferred tax liability	(89,297)	(89,297)

Combined net deferred tax asset (liability)	$341,029	$319,875

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

7.       BANK INDEBTEDNESS

The Company has a line of credit agreement in the form of a Contract of Sale & Assignment Agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against the Company’s inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against the Company’s inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain assets of the Company. The line expires on June 30, 2025. As of August 31, 2024, the Company’s indebtedness under the line of credit was $Nil .

Prior to June 2024, the Company formerly had a different Bank Line of Credit of $5,000,000, which was reduced from $10,000,000 in March 2024. The line was secured by an assignment of accounts receivable and inventory. Calculation of the interest rate was based on the one-month Secured Overnight Financing Rate (SOFR) of the one-month SOFR plus 157 basis points, which as of August 31, 2023 was 6.88% (5.31% + 1.57%). Indebtedness under the line as of August 31, 2023 was $1,259,259. All amounts borrowed under this former line were repaid in full during fiscal 2024.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of August 31, 2024 the maximum number of shares available to be issued under the Plan was 11,407.

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

During the year ended August 31, 2024, 5,903 common shares were issued under the Plan at an average price of $5.43 per share. 575 were granted to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 5,328 common shares were granted to Officers and Employees and have a three-year Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the years ended August 31, 2024 and 2023 the 401(k) compensation expense was $117,319 and $344,336, respectively.

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

Following is a summary of segmented information for the years ended August 31:

	2024	2023
Sales to unaffiliated customers:
Industrial wood products	$3,728,165	$2,605,926
Pet, Fencing and Other	43,330,737	49,219,224
Seed processing and sales	86,274	2,464,153
	$47,145,176	$54,289,303

Income (loss) before income taxes:
Industrial wood products	$19,563	$(46,307)
Pet, Fencing and Other	(146,375)	(622,420)
Seed processing and sales	36,310	(251,261)
Corporate and administrative	894,325	962,459
	$803,823	$42,471

Identifiable assets:
Industrial wood products	$1,069,821	$814,059
Pet, Fencing and Other	16,286,616	23,520,055
Seed processing and sales	4,633	146,466
Corporate and administrative	10,129,444	5,318,023
	$27,490,514	$29,798,603

Depreciation and amortization:
Industrial wood products	$—	$—
Pet, Fencing and Other	73,610	66,243
Seed processing and sales	1,949	6,120
Corporate and administrative	277,307	325,559
	$352,866	$397,922

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

11.	SEGMENT INFORMATION (cont’d…)

	2024	2023
Capital expenditures:
Industrial wood products	$—	$—
Pet, Fencing and Other	—	—
Seed processing and sales	—	—
Corporate and administrative	110,540	223,916
	$110,540	$223,916

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2024	2023

Sales	$31,447,052	$34,393,590

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2024	2023
United States	$45,206,250	$52,732,300
Canada	1,734,200	838,824
Mexico/Latin America/Caribbean	173,317	472,931
Europe	14,000	150,083
Asia/Pacific	17,409	95,165
	$47,145,176	$54,289,303

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2024 and 2023.

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

At August 31, 2024, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 79%. At August 31, 2023, two customers accounted for accounts receivable greater than 10% of accounts receivable for a total of 75%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2024, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $17,930,397. For the fiscal year ended August 31, 2023, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $23,397,156.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2024 and 2023 are summarized as follows:

	2024	2023
Cash paid during the year for:
Interest	$33,956	$459,617
Income taxes	$321,821	$—

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

15.       SUBSEQUENT EVENT

a)	The Company changed its NASDAQ trading symbol from JCTCF to JCTC effective October 9, 2024

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2024

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Credited to Costs and Expenses	Deductions From Reserves	Balance at End of Year

August 31, 2024

Allowance deducted from related Balance sheet account:
Inventory	$497,884	$459,464		$407,348	$550,000
Accounts Receivable	$—	$—	$—	$—	$—

August 31, 2023

Allowance deducted from related Balance sheet account:					$497,884
Inventory	$800,000	$48,177	$—	$350,293
Accounts Receivable	$—	$—	$—	$—	$—

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2024.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended August 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

  --- No Disclosure Necessary ---

PART III

ITEM 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 19, 2024 the names, ages and terms of service of each of our Directors. The Directors will serve until the next Annual Shareholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with our Articles/By-Laws. All of the Directors are citizens of the United States.

Table No. 4 Directors

Name	Age	Date First Elected Or Appointed
Geoff Guilfoy (1) (2)	74	August 2019
Charles Hopewell	68	February 2017
Sarah Johnson (2) (3)	45	July 2017
Chris Karlin (1) (2)	63	December 2018
Chad Summers	50	November 2022
Michelle Walker (3)	50	July 2021
Mike Henningsen (3)	61	December 2022
Subriana Pierce (3)	58	December 2023
Ian Wendler (1)	49	December 2023

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Governance Committee.

Current Board Committee Chairs are Geoff Guilfoy (Audit), Chris Karlin (Compensation) and Michelle Walker (Governance).

Table No. 5 lists, as of November 19, 2024, the names of our executive officers. The executive officers serve at the pleasure of the Board of Directors. All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Chad Summers	Chief Executive Officer	50	January 2022
Mitch Van Domelen	Chief Financial Officer and Corporate Secretary	43	January 2022

Family Relationships/Other Relationships/Arrangements

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer. There are no family relationships, material arrangements or understandings between any two or more directors or executive officers.

Written Management Agreements

--- No Disclosure Necessary ---

Business Experience

Chad Summers originally joined the Company in October 2019. He was appointed President in May 2021, CEO in January 2022, and was named a Director in November 2022. His prior experience includes participation in start-up ventures in both product and service industries and has a strong background in leadership, consulting, and support. He co-owned and led an international lumber brokering business similar to Jewett-Cameron’s Greenwood division. This experience provided him the opportunity to oversee and actively manage suppliers in China and throughout SE Asia. He also built a successful consulting practice dedicated to growing manufacturers in association with a west coast regional accounting firm which allowed him the opportunity to establish a deep network of manufacturers, professional services and support connections regionally.  He received his bachelor’s degree in Business Administration through the University of Puget Sound’s specialized Business Leadership Program with an emphasis on International Business.

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

Charles E. Hopewell has over 35 years of experience in senior management positions with manufacturing companies. He joined the Company as Chief Operating Officer in November 2016, and was appointed as President, Chief Executive Officer and as a Director in February 2017. He served as Present until May 2021 and CEO until January 2022 when he transitioned to Chairman of the Board of Directors. Prior to his employment with Jewett-Cameron, he served as CEO of several manufacturing companies, including Sunset Manufacturing Inc, Neilsen Manufacturing Inc, and COO of Aluminite Corporation. As a COO and CEO, he has been involved in all organizational aspects, including sales and marketing, plant and equipment, personnel, and finance. He received a degree in Finance from the University of Oregon and an MBA from Willamette University’s Atkinson Graduate School of Management. Mr. Hopewell has also worked extensively in local and statewide workforce policy and K-12 CTE education at a Board level.

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

Mike Henningsen has extensive experience in operations and logistics. From 1999 to 2018, Mr. Henningsen was Chairman & President of Henningsen Cold Storage, a fourth-generation family business founded in 1923 headquartered in Hillsboro Oregon with logistics facilities in six states. During this period, he also held a number of positions with the International Association of Refrigerated Warehouses (IARW), including Chairman in 2008-2009. Prior to joining the family business, he served as a business banker with Wells Fargo. Mr. Henningsen received both his Bachelors of Science in Business Management and his MBA from the University of Oregon. He currently serves on the Boards of Parr Lumber Company, Willamette Windows, and the Southwest Washington Chapter of the American Red Cross. He also serves as an advisor to the Professional Benefit Services Board in Salem, Oregon, and on the Board of Trustees of Pacific University in Forest Grove, Oregon and the Columbia River Maritime Museum in Astoria, Oregon.

Sarah Johnson has significant experience in global supply chain operations, management and best practices, including the planning and implementation of improvements to both the manufacturing and supply processes. She currently serves as a manager at Columbia Sportswear where she leads the planning functions for their emerging brands within Columbia's portfolio. Previously, she served as the Global Buying Manager and as a Business Process Analyst and Senior Global Buyer at Columbia, which included working with international vendors, principally in Asia and Canada. She also supports various local and international organizations and current and future women leaders. Ms. Johnson is a graduate of Gonzaga University in Spokane, Washington.

Chris Karlin began his banking career in 1980 culminating as the Senior Vice President and Manager of U.S. Bank’s National Government Banking Division from 2005 to 2014 and was responsible for the strategic vision of the group. He joined U.S. Bank in 1993 as a Relationship Manager in the National Corporate Division. He has also served as a Regional Manager for the Treasury Management Division in Minneapolis and had been with Government Banking since 2001, managing many parts of the Division. Prior to joining U.S. Bank, Chris was with Mitsubishi Bank, serving as Group Manager in its Chicago and Columbus offices, focusing on public finance and large corporate markets. Chris is a past Chair of the Oregon Bankers Association, serves as the Adviser for its Leadership Program and serves on the Board of the OBA's Education Foundation. Chris has degrees in Economics and Finance from Fort Hays State University (Kansas) and a Master of International Management from the Thunderbird School of International Management (Arizona).

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

Subriana Pierce is a visionary leader in the food and beverage industry with over 25 years of experience in senior leadership in both the grocery channel and Consumer Packaged Goods industry. She currently serves as Senior Vice President, Sales with C.A. Fortune, a national Consumer Brands Agency. After serving in various sales and marketing roles with PepsiCo/Frito Lay, she became SVP of Sales and Merchandising for Albertsons Southern California. After leaving Albertson’s, she launched food brokerage Navigator Sales and Marketing which was acquired by C.A. Fortune in July 2023. She also currently serves on the Board of Directors for the California Grocers Association. Subriana has a Bachelors in Economics from Spelman College and an MBA in Marketing from University of Chicago Booth.

Ian Wendler is a customer focused innovation, strategy and product development leader. He is currently Vice President and General Manager of Americas at Dover Corporations Vehicle Service Group (VSG). He previously held executive roles from Operations, to Engineering, to Marketing, and Business across Dover operating companies supporting OEM Automotive, Government, Industrial, Consumer, and Aftermarket segments in Engineered Products. Before joining Dover, he held Engineering and Management roles with RadiSys in Telecommunications and Gaming. He is accepted into Oregon State University’s Council of Outstanding Early Career Engineers, is an Industry Advisor, and prior Chairman of MECOP.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, or control person including any of the matters identified in Item 401(f) of Regulation S-K.

Audit Committee Financial Expert

Geoff Guilfoy serves as the Audit Committee Chair and has been designated as the “audit committee financial expert” (as defined in applicable SEC rules) given his extensive background in oversight, financial budgeting and reporting and strategic consultation. Mr. Guilfoy is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200(a)(15).

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

The current members of the Audit Committee are Geoff Guilfoy (Chair), Chris Karlin, and Ian Wendler. All members of the Audit Committee are “independent” within the meaning of applicable regulations of the SEC and Nasdaq listing rules regarding audit committee membership. The Audit Committee met five times in fiscal 2024 and five times in fiscal 2023.

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

Current members of the Compensation Committee are Chris Karlin (Chair), Sarah Johnson, and Geoff Guilfoy. All members of the Compensation Committee are “independent” within the meaning of applicable Nasdaq listing rules regarding compensation committee membership. The Committee met three times in fiscal 2024 and three times in fiscal 2023.

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

Current members of the Governance Committee are Michelle Walker (Chair) Sarah Johnson, Mike Henningsen, and Subriana Pierce. The Committee met five times in fiscal 2024 and eight times in fiscal 2023.

Compliance with Section 16(a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms. Management has determined there was one Form 3 report for newly appointed Director Subriana Pierce that failed to be filed on a timely basis, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

Code of Ethics

The Company has a written “code of ethics” that meets the United States' Sarbanes-Oxley Act standards. The code is posted on the Company’s website.

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

					Long-term Compensation
					Awards		Payouts
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying		All
Principal	Fiscal			Annual	Stock	Options/	LTIP	Other
Position	Year	Salary	Bonus	Comp.	Awards	SARS (#)	Payouts	Comp. (1)
Chad Summers, Chief Executive Officer
	2024	$300,000	$36,000	$—	$—	$—	$—	$22,500
	2023	$295,833	$70,000	$—	$—	$—	$—	$20,500

Mitch Van Domelen, Chief Financial Officer and Corporate Secretary
	2024	$178,333	$53,500	$—	$—	$—	$—	$22,500
	2023	$170,833	$51,250	$—	$—	$—	$—	$20,500

(1)       “All Other Compensation” relates to the Company’s 401K contributions for each individual.

The Company has the same 401(k) Plan for executives as for all employees: it is a dollar-for-dollar match on 10% of eligible compensation, and a non-elective discretionary contribution based on the first $45,000 of eligible compensation.

Other than participation in the Company’s Restricted Share Plan and 401(k), no funds were set aside or accrued during fiscal 2024 or 2023 to provide pension, retirement or similar benefits for directors or executive officers.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. During the year ended August 31, 2024, 5,903 common shares were issued under the Plan at an average price of $5.43 per share. 575 were granted to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 5,328 common shares were granted to Officers and Employees and have a three-year Restricted Period. During the year ended August 31, 2023, the Company issued 3,557 common shares under the Restricted Share Plan. Of the 3,557 common shares, 500 of these shares were granted to Directors without a Restricted Period under the Company’s S-8 Registration Statement, and the remaining 3,057 common shares were granted to Officers and Employees and have a three-year Restricted Period.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation. Beginning in fiscal 2019, the Company reduced the percentage amount of the discretionary contribution while adding a matching contribution, which is designed to encourage employees to participate with their own contributions. For the years ended August 31, 2024 and 2023 the 401(k) compensation expense was $117,319 and $344,336, respectively. The decline in the expense in fiscal 2024 from 2023 is due to the Board of Directors approving a lower discretionary contribution for fiscal 2024 than in the prior year.

The contributions for Chad Summers for fiscal years 2024 and 2023 were $22,500 and $20,500, and the contributions for Mitch Van Domelen for fiscal 2024 and 2023 were $22,500 and $20,500. There are no un-funded liabilities.

Stock Options

The Company formerly had a stock option program under which stock options to purchase securities from the Company could be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. No options were granted in fiscal 2024 or 2023, and the Company had no stock options outstanding as of August 31, 2024 and August 31, 2023.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2024 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made. Also, during fiscal 2024 the Company had no Defined Benefit or Actuarial Plan.

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

During fiscal 2024 the following cash payments were paid to directors for their service as directors: Charles Hopewell $18,000 (2023 - $18,000); Chad Summers $Nil (2023 - $Nil); Geoff Guilfoy $12,000 (2023 - $12,000); Mike Henningsen $12,000 (2023 - $8,000); Sarah Johnson $12,000 (2023 -$12,000); Chris Karlin $12,000 (2023 - $12,000); Michelle Walker $12,000 (2023 - $12,000); Subriana Pierce $8,000 (2023 - $Nil); Ian Wendler $8,000 (2023 - $Nil); and Mike Nasser $Nil (2023 - $8,000);

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

In fiscal 2024, the Company issued 575 common shares (2023 – 500 common shares) to directors under the RSA Plan. The value of the shares issued was $3,122 (2023 - $2,620).

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2024 and 2023 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value. We rely upon judgment and not upon rigid guidelines or formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation. It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% shareholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 19, 2024.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Shareholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Oregon Community Foundation (2)	1,008,534	28.78%
Common	Comprehensive Financial Planning (3)	393,400	11.22%
Common	Charles E. Hopewell	19,728	0.56%
Common	Chad Summers	7,516	0.21%
Common	Mitch Van Domelen	3,324	0.09%
Common	Geoff Guilfoy	550	0.02%
Common	Sarah Johnson	550	0.02%
Common	Chris Karlin	550	0.02%
Common	Michelle Walker	225	0.01%
Common	Mike Henningsen	75	<0.01%
Common	Subriana Pierce	Nil	N/A
Common	Ian Wendler	Nil	N/A

Total Directors, Executive Officers, and 5% Shareholders		1,434,452	40.93%

(1)	Based on 3,504,802 shares outstanding as of November 19, 2024 and shares granted under the RSA Plan for which the individual has voting control or are issuable within the next 60 days.
(2)	Information is derived from a Schedule 13D/A filed on October 15, 2024. The address for the Oregon Community Foundation is 1221 SW Yamhill St. Suite 100, Portland, OR 97205.
(3)	Information is derived from a Schedule 13G/A filed on January 31, 2023. The shares are owned by investment advisory clients of Comprehensive Financial Planning, Inc. Raymond L. Howe has sole voting power over the 393,400 shares. The address for Comprehensive Financial Planning is 3950 Fairlane Drive, Dacula, GA 30019.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2024	2023

Audit fees	$110,000	$90,000
Tax fees	15,238	10,238
All other fees (1)	31,000	30,000

Total	$156,238	$132,238

(1) FY 2024: $10,500 to review the Q1 Form 10-Q

$10,500 to review the Q2 Form 10-Q

$10,000 to review the Q3 Form 10-Q

FY 2023: $10,000 to review the Q1 Form 10-Q

$10,000 to review the Q2 Form 10-Q

$10,000 to review the Q3 Form 10-Q

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

(B) Exhibits:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation	10-Q	1/13/2014	3.1
3.2	Articles of Incorporation of Jewett-Cameron Company.	10-Q	1/13/2014	3.2
10.1	Policy for the Recovery of Erroneously Awarded Executive Compensation as adopted on November 17, 2023	10-Q	22/28/2023	10.1
21	Subsidiaries of the Registrant: Refer to page 4 of this Form 10-K				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: November 20, 2024	By: /s/ “Chad Summers Chad Summers, Chief Executive Officer and Director

Dated: November 20, 2024	By: /s/ “Mitch Van Domelen” Mitch Van Domelen, Chief Financial Officer and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 20, 2024	By: /s/ “Charles Hopewell” Charles Hopewell, Chairman and Director

Dated: November 20, 2024	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: November 20, 2024	By: /s/ “Mike Henningsen” Mike Henningsen, Director

Dated: November 20, 2024	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: November 20, 2024	By: /s/ “Chris Karlin” Chris Karlin, Director

Dated: November 20, 2024	By: /s/ “Subriana Pierce” Subriana Pierce, Director

Dated: November 20, 2024	By: /s/ “Michelle Walker” Michelle Walker, Director

Dated: November 20, 2024	By: /s/ “Ian Wendler” Ian Wendler, Director

