Form 10-Q
period 2024-11-30
JEWETT CAMERON TRADING CO LTD
filed 2025-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTC	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,518,119 common shares as of January 14, 2025.

Jewett-Cameron Trading Company Ltd.

2

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2024

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2024	August 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$3,039,391	$4,853,367
Accounts receivable, net of allowance of $0 (August 31, 2024 - $0)	4,183,710	3,668,815
Inventory, net of allowance of $550,000 (August 31, 2024 - $550,000) (note 3)	13,491,547	13,157,243
Asset held for sale (note 4)	566,022	566,022
Prepaid expenses	978,302	891,690
Prepaid income taxes	19,950	50,326

Total current assets	22,278,922	23,187,463

Property, plant and equipment, net (note 4)	3,806,242	3,849,800

Intangible assets, net (note 5)	112,014	112,222

Deferred tax assets (Note 6)	548,034	341,029

Total assets	$26,745,212	$27,490,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$1,102,166	$1,237,988
Accrued liabilities	1,450,619	1,401,382

Total liabilities	2,552,785	2,639,370

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,504,802 common shares (August 31, 2024 – 3,504,802)	826,861	826,861
Additional paid-in capital	795,726	795,726
Retained earnings	22,569,840	23,228,557

Total stockholders’ equity	24,192,427	24,851,144

Total liabilities and stockholders’ equity	$26,745,212	$27,490,514

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023

SALES	$9,267,001	$9,805,841

COST OF SALES	7,573,099	7,849,760

GROSS PROFIT	1,693,902	1,956,081

OPERATING EXPENSES
Selling, general and administrative expenses	809,213	948,481
Depreciation and amortization (notes 4, 5)	81,066	97,903
Wages and employee benefits	1,661,768	1,698,920

	2,552,047	2,745,305

Loss from operations	(858,145)	(789,224)

OTHER ITEMS
Gain on sale of property, plant and equipment	800	89,655
Other income (note 14)	—	2,450,000
Interest income (expense)	21,998	(6,855)

Total other items	22,798	2,532,800

(Loss) income before income taxes	(835,347)	1,743,576

Income tax recovery (expense)	176,630	(452,035)

Net (loss) income	$(658,717)	$1,291,541

Basic (loss) income per common share	$(0.19)	$0.37

Diluted (loss) income per common share	$(0.19)	$0.37

Weighted average number of common shares outstanding:
Basic	3,504,802	3,498,899
Diluted	3,504,802	3,498,899

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Net income	—	—	—	1,291,541	1,291,541

November 30, 2023	3,498,899	$825,468	$765,055	$23,798,345	$25,388,868

Share issued pursuant to compensation plans (note 9)	5,903	1,393	30,671	—	32,064
Net loss	—	—	—	(569,788)	(569,788)

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144

Net loss	—	—	—	(658,717)	(658,717)

November 30, 2024	3,504,802	$826,861	$795,726	$22,569,840	$24,192,427

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(658,717)	$1,291,541
Items not involving an outlay of cash:
Depreciation and amortization	81,066	97,903
Gain on sale of property, plant and equipment	(800)	(89,655)
Write-down of intangible assets	—	21,790
Deferred income taxes	(207,005)	90,813

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(514,895)	2,269,494
(Increase) decrease in inventory	(334,304)	825,631
(Increase) decrease in prepaid expenses	(86,612)	17,430
Decrease in prepaid income taxes	30,376	—
(Decrease) in accounts payable and accrued liabilities	(86,585)	(95,032)
Increase in income taxes payable	—	202,116

Net cash provided by (used by) operating activities	(1,777,476)	4,632,031

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	800	101,700
Purchase of property, plant and equipment	(37,300)	—

Net cash provided by (used in) investing activities	(36,500)	101,700

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from bank indebtedness	—	(1,259,259)

Net cash (used) provided by financing activities	—	(1,259,259)

Net (decrease) increase in cash	(1,813,976)	3,474,472

Cash, beginning of period	4,853,367	83,696

Cash, end of period	$3,039,391	$3,558,168

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2024

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

Effective August 31, 2023, the Company ended seed cleaning operations at its JCSC. During the year ended August 31, 2024, JCSC ended its active operations and sold most of its remaining equipment in preparation of being wound-up.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2024, cash and cash equivalents were $3,039,391 compared to $4,853,367 at August 31, 2024.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (loss) per share (cont’d…)

The earnings (loss) for the three month periods ended November 30, 2024 and 2023 are as follows:

	Three Month Periods ended November 30,
	2024	2023

Net (loss) income	$(658,717)	$1,291,541

Basic weighted average number of common shares outstanding	3,504,802	3,498,899

Effect of dilutive securities Stock options	—	—

Diluted weighted average number of common shares outstanding	3,504,802	3,498,899

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2024 and August 31, 2024 follows:

	November 30, 2024		August 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$3,039,391	$3,039,391	$4,853,367	$4,853,367
Accounts receivable, net of allowance	4,183,710	4,183,710	3,668,815	3,668,815
Accounts payable and accrued liabilities	2,552,785	2,552,785	2,639,370	2,639,370

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,039,391	$3,039,391	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Revenue recognition

The Company recognizes revenue from the sales of lumber, building supply products, industrial wood products, specialty metal products, and other specialty products and tools, when the products are shipped, title passes, and the ultimate collection is reasonably assured. Revenue from the Company's seed operations was generated from seed processing, handling and storage services provided to seed growers, and by the sales of seed products. Revenue from the provision of these services and products is recognized when the services have been performed, products are sold, and collection of the amounts is reasonably assured.

Recent Accounting Pronouncements

The Company has evaluated all recently issued, but not yet effective, accounting pronouncements and determined that it does not believe that any, if currently adopted, would have a material effect on the Company’s financial statements.

3.       INVENTORY

A summary of inventory is as follows:

	November 30, 2024	August 30, 2024

Pet, fencing, and other products	$12,656,990	$12,407,495
Industrial wood products	834,557	749,748

	$13,491,547	$13,157,243

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2024	August 31 2024

Office equipment	$668,260	$668,260
Warehouse equipment	1,322,578	1,285,278
Buildings	5,211,588	5,211,588
Land	158,500	158,500
	7,360,926	7,323,626

Accumulated depreciation	(3,554,684)	(3,473,826)

Net book value	$3,806,242	$3,849,800

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

In connection with the wind-up of the Company’s JCSC operations, the Company listed for sale in July 2024 its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of November 30, 2024 ($566,022 – August 31, 2024).

5.       INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2024	August 31, 2024

Intangible assets	131,405	131,405

Accumulated amortization	(19,391)	(19,183)

Net book value	$112,014	$112,222

6.	DEFERRED INCOME TAXES

Deferred income tax asset as of November 30, 2024 of $548,034 (August 31, 2024 - $341,029) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

7.	BANK INDEBTEDNESS

The Company has a line of credit agreement in the form of a Contract of Sale & Assignment Agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against the Company’s inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against the Company’s inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain assets of the Company. The line expires on June 30, 2025. As of November 30, 2024 and August 31, 2024, the Company’s indebtedness under the line of credit was $Nil .

Prior to June 2024, the Company formerly had a different Bank Line of Credit of $5,000,000, which was reduced from $10,000,000 in March 2024. The line was secured by an assignment of accounts receivable and inventory. Calculation of the interest rate was based on the one-month Secured Overnight Financing Rate (SOFR) of the one-month SOFR plus 157 basis points, which as of November 30, 2023 was 6.90% (5.33% + 1.57%). All amounts borrowed under this former line were repaid in full during the first quarter of fiscal 2024, and indebtedness under the line as of November 30, 2023 was $Nil .

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of November 30, 2024 the maximum number of shares available to be issued under the Plan was 16,072.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

9.       RESTRICTED SHARE PLAN (cont’d…)

During the year ended August 31, 2024, 5,903 common shares were issued under the Plan at an average price of $5.43 per share. 575 were granted to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 5,328 common shares were granted to Officers and Employees and have a three-year Restricted Period.

During the three-month period ended November 30, 2024, the Company issued no common shares (three months ended November 2023 – no common shares) to officers, directors and employees under the RSA.

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the three-month periods ended November 30, 2024 and 2023 the 401(k) compensation expense were $76,811 and $96,470, respectively.

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

Following is a summary of segmented information for the three-month periods ended November 30, 2024 and 2023

	2024	2023

Sales to unaffiliated customers:
Industrial wood products	$842,033	$1,134,351
Lawn, garden, pet and other	8,424,968	8,622,972
Seed processing and sales	—	48,518
	$9,267,001	$9,805,841

Income (loss) before income taxes:
Industrial wood products	$(23,830)	$61,617
Lawn, garden, pet and other	(920,237)	1,385,659
Seed processing and sales	—	33,043
Corporate and administrative	108,720	263,257
	$(835,347)	$1,743,576

Identifiable assets:
Industrial wood products	$1,327,943	$985,386
Lawn, garden, pet and other	16,682,685	20,359,711
Seed processing and sales	—	37,629
Corporate and administrative	8,734,584	8,555,243
	$26,745,212	$29,937,969

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

11.       SEGMENT INFORMATION (cont’d…)

	2024	2023

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	19,125	17,452
Seed processing and sales	—	870
Corporate and administrative	61,941	79,581
	$81,066	$97,903

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2024 and 2023:

	2024	2023

Sales	$6,875,719	$6,125,113

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2024 and 2023:

	2024	2023

United States	$8,929,258	$9,132,072
Canada	197,110	673,769
Mexico/Latin America/Caribbean	140,633	—

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2024 and 2023.

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

At November 30, 2024, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 52%. At November 30, 2023, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 65%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2024, there were four suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $5,280,375. For the three months ended November 30, 2023, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $4,879,797.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2024 (Unaudited)

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30, 2024 and 2023 are summarized as follows:

	2024	2023

Cash paid during the periods for:
Interest	$1,246	$29,671
Income taxes	$—	$173,717

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

In December 2024, the Company issued 13,317 common shares to officers, directors and employees under the Company’s Restricted Share Plan. The value of these shares was $59,927.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2024 and August 31, 2024 and its results of operations and cash flows for the three month periods ended November 30, 2024 and 2023 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2024 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2025. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Business Description

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

  Pet, Fencing and Other
  Industrial wood products
  Seed processing and sales
  Corporate and administrative services

Pet, Fencing and Other Operating Segment

We have concentrated on building a customer base for Pet, Fencing and our sustainable related products. Management believes this market is less sensitive to downturns in the U.S. economy than the market for new home construction as its products serve both new and existing home and pet owners. However, the home improvement business is seasonal, with higher levels of sales occurring between February and August. Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.

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

We own the patents and manufacturing rights connected with the Adjust-A-Gate® and Fit-Right® products, which are the gate support systems for wood, vinyl, chain link, and composite fences, in addition to our trade secret industry practices and well-known trademarked brands. We believe the ownership of these patents and trademarks is an important competitive advantage for these and certain other products. We completed our purchase of the full global trademark rights for Adjust-A-Gate® and filed its registration with the US Patent and Trademark Office in February 2023. As of the close of fiscal 2024, the Company owns 7 US Patents and 1 patent application pending in the US, CA, and MX pertaining to its fencing products.

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

The Fencing, Pet and Other businesses are conducted by JCC, which operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. JCC uses contract manufacturers to make all products. Some of the products that JCC distributes flow through our distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer. Primary customers are home centers, eCommerce providers, other retailers, and direct sales to consumers.

The Industrial Wood Products segment is conducted by Greenwood, a processor and distributor that operates out of the same facilities in North Plains, Oregon. Greenwood contracts with custom manufacturers for its products. Inventory is maintained at non-owned warehouses and wood treating facilities throughout the United States and is primarily shipped to customers on a just-in-time basis.

Fencing Products

Our fencing business crafts durable, functional fencing solutions that bolster security, privacy, and beauty. Our primary products include:

•	The Adjust-A-Gate® family of products are straightforward, lifelong solutions that eliminate measurement issues. Complete steel frame gate kits to perfectly fit openings for wood fences and never sag. Easy enough for homeowners, but with superior quality that meets the demands of the professional contractor.

•	Fit-Right® is a fully adjustable gate system for chain link gates. This custom solution is perfect for when a special sized chain link gate opening is needed. Equipped with all the necessary parts, building a gate on-site eliminates measurement issues for the right fit the first time and every time.

•	Lifetime Steel Post® offers unmatched strength and versatility in fencing. This post offers versatile support for a range of fence designs and styles, allowing flexibility to showcase the posts or keep them discreetly hidden.

•	Euro Fence offers the beauty of wood without the upkeep, featuring durable wood/plastic composite materials. With locking tongue & groove composite and aluminum boards, it provides UV protection, never needs paint or stain, and installs easily in-ground or mounted.

•	Perimeter Patrol® Portable Security Panels create an enclosed space or linear fence for outdoor areas. Perfect for crowd control, job site security, outdoor events, enclosed storage areas and more.

•	Cedar fencing is a premium softwood known for its unique blend of beauty and durability. Its natural resistance to decay enhances its longevity, while its ease of cutting, sawing, and nailing with standard tools makes it a preferred choice for versatile applications.

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

Seed Segment

The Company formerly operated agricultural seed processing, distribution and sales through JCSC. Most of this segment’s sales were derived from selling seed to distributors with a lesser amount of sales derived from cleaning seed. During the fiscal year ended August 31, 2023, the Company decided to close its JCSC seed subsidiary effective August 31, 2023. JCSC has now been wound up and all remaining assets have been transferred to JC USA.

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

The incoming US Presidential administration has stated its intention to impose new or increased tariff rates on imported goods from a number of countries, including China and Canada. The details of these tariffs, including which countries, which products would be included, the new rates, and the potential timing, are currently unknown.

Results of Operations

During the first quarter, we continued the implementation of our strategic plan to increase our sales, improve operational efficiency to lower our costs, and monetize our surplus assets, with the goal to improve our profitability.

The rollout of our new in-store displays for our Lifetime Steel Posts® (“LTP”) and the expansion of our existing Adjust-A-Gate® display units continues on schedule. At the end of August, our LTP displays were in 100 stores. During the first quarter, we ramped up the roll out and nearly doubled our in-store LTP display units to almost 200 installations as of the end of November 2024. This expansion of display units drove a 19% increase in our metal fence product sales in this quarter compared to the first quarter of fiscal 2024. These in-aisle display units are positioned adjacent to the lumber bays, which may result in additional sales of complementary wood products. Our wood product sales rose 4% in this quarter vs. the comparable quarter of the prior year. These efforts to expand our fence product displayers in stores aligns with the seasonally high fence installations during the Spring and Summer months, and is expected to have a positive impact on our sales for in the second half of fiscal 2025.

To help us expand and maintain these display units, we engaged Continental Sales & Marketing, Inc. (“CSM”) in October 2024. CSM is a nationally recognized, multifaceted, strategic business partner with over 49 years of experience with national and regional home improvement retailers. In addition to capitalizing on their deep distribution relationships with retailers across the United States, CSM will also help us manage the installed units and the expected product reorders to ensure the in-store displays are well-stocked and inventory is available for consumers. Each Lifetime Steel Post® display contains 96 posts and each Adjust-A-Gate® display contains 20 units and 4 drop rods kits. A typical fence project may contain 1 or 2 gates and upwards of 24 or more posts. Each display unit will require replenishment throughout the year, which is expected to provide increased reorder demand for each product. CSM will also work to increase the online presence of our other products through our retail partners, including key national and regional home improvement retailers, which will provide additional visibility and sales opportunities to expand distribution of our various product lines.

The development of new products and upgrading and improving our existing products is an important component of our strategic plan. In December 2024, we launched our innovative new Adjust-A-Gate® Unlimited. The Unlimited is a complete gate kit that features a low profile, corner bracket solution that allows for fully adjustable gate designs that provides both professionals and DIYers with greater control to create gates tailored to their specific needs. The kit supports both horizontal and vertical gate designs and accommodates sizes up to 72 inches high and 84 inches wide with patented anti-sag technology that ensures gates stay straight and secure over time. The Adjust-A-Gate® Unlimited is sold as an all-in-one complete integrated system at a competitive price point and does not require the consumer to buy any additional parts such as latches, hinges, or other components. Adjust-A-Gate® Unlimited is the first of five new and enhanced products set to launch over the next 12 months. We are committed to continuing to innovate by improving and expanding our existing product lines in addition to adding new products that solve problems, meet unmet needs, and enrich outdoor spaces.

Demand for high performing sustainable products is growing as consumers desire high quality alternatives to disposable single-use plastics combined with bans of traditional plastics being legislated throughout the United States. Our MyEcoWorld® sustainable and Post-Consumer Recycled (PCR) bags continue to gain traction in the marketplace. MyEcoWorld® compostable bin liners and pet waste bags are building sales online and being scheduled for in-store placement at multiple grocery chains during calendar 2025. Our recently launched lower-cost PCR pet waste bags have had initial successful sales internationally.

The diversification of our suppliers has been a primary focus of management for several years. The addition of new suppliers with factories in Bangladesh, Vietnam, Malaysia, and Taiwan, along with our other suppliers in Canada and China for our fence, dog containment, and MyEcoWorld® products not only reduces our dependence and systematic risk of dependence upon a single supplier in China, it also mitigates the current 25% tariff on Chinese metal goods imported in the US. We are currently receiving products from these new suppliers in addition to our original supplier in China which we also continue to use. We are working through our current inventory of the higher cost tariffed products on many of our lines, but as those products are replaced by the non-tariffed products our margins will improve and will help us to maintain competitive pricing.

During the first quarter, we shifted a number of our existing employees to support our strategic plans, including adding personnel at Greenwood, where we feel there is significant potential to add new customers outside of transit operators. We have also recently hired several new employees in key areas, including sales, marketing, and product innovation. These strategic additions and realignments are an important component of our focus on increasing sales in our core products and creation of both new products and new innovations and improvements to our existing products.

As of November 30th, our current ratio (current assets divided by current liabilities) is 8.79, and our cash position was $3.04 million. To date, we have not drawn against our line of credit, although we may need to draw against our line during our second fiscal quarter to fund our customary inventory build prior to our historically busiest outdoor selling season beginning in Spring. Our overall inventory level as of November 30 is appropriate for the end of the quarter with the exception of our pet products, where demand continues to be weak. For our slower moving pet products, we continue to explore opportunities to accelerate sales in those items.

Ocean shipping issues which began in the fourth quarter of fiscal 2024 persisted into the current quarter. These issues delayed the arrival of some shipments containing a number of our metal products. The costs for these shipments were also significantly higher during the last two quarters beginning in May 2024. These higher costs have compressed our margins, and although the ocean shipping prices have fallen from the peaks achieved during our most recent quarter, they remain more than 50% higher than the prevailing prices during the same periods of a year ago.

Active operations at JCSC ended as of December 31, 2023, and the final seed storage ended in July 2024. With the final closure of the segment, the 11.6 acres of land and 105,000 square feet of buildings were listed for sale at a price of $9,000,000, which is a competitive price based on comparable properties in the area. This is the current asking price, and there is no guarantee the property will sell for this amount. The land is strategically situated on a corner lot at a major interchange immediately adjacent to US Highway 26, which is one of the region’s busiest roadways. The land is currently zoned with a rural industrial classification, but the Company is exploring the potential to expand the list of permitted uses for the property, including a possible re-zoning by the governing authority. A reclassification would provide interested parties with greater flexibility of development options. There is also a high level of interest from the cities immediately adjacent to the property in the potential expansion of their urban growth boundaries, and this property would potentially be included within the expanded area. Should such an expansion be approved and/or a rezoning occur, it would likely increase the land’s value and potentially maximize any return we receive for the sale of this surplus asset.

We are also increasing awareness of Jewett-Cameron and of our individual brands among customers, consumers, and investors. We recently rebranded Jewett-Cameron as “a company committed to innovative products that enrich outdoor spaces”. During the first quarter, we chose Lytham Partners for our new strategic investor relations and shareholder communication program. This program kicked off with our presentation at the Lytham Fall 2024 Investor Conference in October. We also changed our NASDAQ trading symbol from “JCTCF” to “JCTC” effective October 9th. We believe this change helps investors to gain a better understanding of Jewett-Cameron as a US-based company.

The economic climate in the United States remains challenging, including the potential threat of new tariffs on imported goods. We remain focused on executing on our strategic plan to grow sales and provide innovative new products while sharpening our operational efficiency.

Three Months Ended November 30, 2024 and 2023

For the three months ended November 30, 2024, sales were $9,267,001 compared to sales of $9,805,841 for the three months ended November 30, 2023. This is a decrease of $538,840, or 5%. Inflationary pressures and lowered consumer confidence continue to restrain discretionary spending by American consumers, particularly in the home improvement and pet sectors. Our results for the current quarter were also negatively affected by higher logistics and ocean shipping costs and our investment in the new in-store fencing product display units.

Sales at JCC were $8,424,968 compared to sales of $8,622,972 for the three months ended November 30, 2023, which was a decrease of $198,004, or 2%. Sales of metal fencing products increased by 19% compared to the quarter ended November 30, 2023, which was driven by our new Lifetime Post in-store displayers. Our wood fencing product sales increased by 4% compared to the same period. Demand for our pet products continues to be weak, as sales in the current quarter declined by 31% compared to the first quarter of fiscal 2024. Sales of our compostable products were also down in this quarter as a customer made a large initial purchase in the prior year’s quarter which was not repeated in the current quarter. Operating loss for JCC was ($920,237) compared to an operating loss of ($1,064,341) for the quarter ended November 30, 2023. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood for the three months ended November 30, 2024 were $842,033 compared to sales of $1,134,351 for the three months ended November 30, 2023, which was a decrease of $292,318, or 26%. Sales in the prior year’s period were boosted by higher demand by municipalities and transit operators catching up on deferred vehicle maintenance post-pandemic. We believe there is significant potential to grow sales at Greenwood by opening new sales channels and broadening our customer base, particularly for users outside of transit such as in housing and construction. During the current quarter, we realigned a number of our personnel and several were added to Greenwood to advance these sales efforts. In addition, in December 2024 we hired a new lumber trader with experience in the other non-transit sectors. For the quarter, Greenwood had an operating loss of ($23,830) compared to operating income of $61,617 for the three months ended November 30, 2023, as the additional personnel shifted to Greenwood during the quarter increased its costs.

Active operations at JCSC ended as of December 31, 2023, and all storage activity ended in July 2024. There was no revenue or expenses from JCSC in the current quarter compared to sales of $48,518 and operating income of $1,210 in the quarter ended November 30, 2023.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2024, JC USA had operating income of $108,720 compared to operating income of $212,290 for the quarter ended November 30, 2023. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2024 was 18.3% compared to 19.9% for the three months ended November 30, 2023. Higher shipping and logistic costs, particularly in sharply higher ocean shipping container rates, negatively affected our margins in the current quarter. The costs of additional in-store display units deployed during the current quarter also increased our costs compared to the first quarter of fiscal 2024.

Operating expenses declined to $2,552,048 from $2,745,305 recorded in the three months ended November 30, 2024. Selling, General and Administrative Expenses fell to $809,213 from $948,481. Wages and employee benefits dropped slightly to $1,661,768 from $1,698,920 due to a decline in employee headcount which was largely offset by higher wage rates and benefit costs due to inflation. Depreciation and Amortization decreased to $81,067 from $97,903.

Loss from operations for the current quarter was ($858,145) compared to a loss of ($789,224) for the quarter ended November 30, 2023.

Other items in the current quarter included a gain on sale of property, plant and equipment of $800 and interest income on our cash balances of $21,998. In the year-ago period, the Company recorded income from other items of $2,532,800, which included the one-time cash payment of $2,450,000 from the positive settlement of its arbitration case against one of our former distributors. Other items for the quarter ended November 30, 2023 included a gain on sale of assets of $89,655, which was largely due to the sale of JCS equipment, and net interest expense of ($6,855).

Loss before income taxes was for the quarter ended November 30, 2024 was ($835,347). Income before income taxes for the quarter ended November 30, 2023 was $1,743,576, which was boosted by the receipt of the arbitration case settlement payment. Income tax recovery in the current quarter was $176,630 compared to income tax expense of ($452,035) in the prior year’s quarter. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net loss for the quarter ended November 30, 2024 was ($658,717), or ($0.19) per share, compared to net income of $1,291,541, or $0.37 per share, for the quarter ended November 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2024, the Company had working capital of $19,726,137 compared to working capital of $20,548,093 as of August 31, 2024, a decrease of $821,956.

Cash and cash equivalents totaled $3,039,391, a decrease of $1,813,976 from cash of $4,853,367. The decrease was due to the timing of collection of accounts receivable, which rose to $4,183,710 from $3,668,815, and prepaid expenses, which are largely related to down payments for future inventory purchases, which increased to $978,302 from $891,690. Inventory increased slightly by $334,304 to $13,491,547 from $13,157,243. Prepaid income taxes declined to $19,950 from $50,326.

Current liabilities decreased to $2,552,785 from $2,639,370. Accounts payable declined to $1,102,166 from $1,237,988, and accrued liabilities increased to $1,450,619 from $1,401,382.

As of November 30, 2024, accounts receivable and inventory represented 79% of current assets and 66% of total assets compared to 73% of current assets and 61% of total assets as of August 31, 2024.

For the three months ended November 30, 2024, the accounts receivable collection period, or DSO, was 41 days compared to 31 days for the three months ended November 30, 2023. Inventory turnover to the three months ended November 30, 2024 was 160 days compared to 206 days for the three months ended November 30, 2023.

External sources of liquidity include an asset-based line of credit agreement with Northrim Funding Services (“Northrim”) which we established in fiscal 2024. Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against our inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11%, and is secured by certain or our assets. The line expires on June 30, 2025. There has been no borrowing to date under this line of credit, although we may need to draw against the line during our second fiscal quarter to help fund our usual inventory build prior to our busiest selling season beginning in Spring.

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

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the capital available under our Line of Credit, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the remainder of fiscal 2025.

OTHER MATTERS

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2024 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in December 2024. There are no amounts outstanding under this line of credit.

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

For the fiscal quarter ended November 30, 2024 our top ten customers represented 98% of our total sales, and our single largest customer was responsible for 40% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 4,700 shares on NASDAQ for the fiscal year ended August 31, 2024 and 7,500 shares for the fiscal quarter ended November 30, 2024. With this limited trading volume, investors could find it difficult to purchase or sell our common stock or experience significant volatility in the price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2024. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company is subject to interest rate risk as it has an asset-based line of credit whose interest rate may fluctuate over time. The Company could be subject to increased interest payments as interest rates may change based on economic conditions, as the interest is computed at the prime rate plus 4.75%, with floor of 11%. As of November 30, 2024 and August 31, 2024, the Company has no borrowings under this line of credit.

Foreign Currency Risk

The Company operates primarily in the United States. However, a relatively small amount of business is currently conducted in currencies other than U.S. dollars, and the Company may experience an increase in foreign exchange risk as they expand their international sales. Also, to the extent that the Company uses contract manufacturers in foreign countries, currency exchange rates can influence the Company’s purchasing costs.

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

During the quarter ended November 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 14, 2025	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: January 14, 2025	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer and Corporate Secretary

