Form 10-Q
period 2025-02-28
JEWETT CAMERON TRADING CO LTD
filed 2025-04-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTC	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,518,119 common shares as of April 14, 2025.

Jewett-Cameron Trading Company Ltd.

i

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2025

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2025	August 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$435,635	$4,853,367
Accounts receivable, net of allowance of $0 (August 31, 2024 - $0)	5,636,877	3,668,815
Inventory, net of allowance of $550,000 (August 31, 2024 - $550,000) (note 3)	14,881,766	13,157,243
Asset held for sale (note 4)	566,022	566,022
Prepaid expenses	1,485,244	891,690
Prepaid income taxes	27,075	50,326

Total current assets	23,032,619	23,187,463

Property, plant and equipment, net (note 4)	3,744,570	3,849,800

Intangible assets, net (note 5)	111,806	112,222

Deferred tax assets (Note 6)	736,400	341,029

Total assets	$27,625,395	$27,490,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$2,305,136	$1,237,988
Accrued liabilities	1,641,000	1,401,382

Total liabilities	3,946,136	2,639,370

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,518,119 common shares (August 31, 2024 – 3,504,802)	830,003	826,861
Additional paid-in capital	852,510	795,726
Retained earnings	21,996,746	23,228,557

Total stockholders’ equity	23,679,259	24,851,144

Total liabilities and stockholders’ equity	$27,625,395	$27,490,514

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the end of February		Six Month Periods to the end of February
	2025	2024	2025	2024

SALES	$9,054,951	$8,229,192	$18,321,951	$18,035,033

COST OF SALES	7,239,243	6,164,676	14,812,341	14,014,436

GROSS PROFIT	1,815,708	2,064,516	3,509,610	4,020,597

OPERATING EXPENSES
Selling, general and administrative expenses	940,168	967,426	1,749,380	1,915,907
Depreciation and amortization	81,228	91,039	162,295	188,943
Wages and employee benefits	1,564,799	1,732,738	3,226,567	3,431,658
	2,586,195	2,791,203	5,138,242	5,536,508

(Loss) from operations	(770,487)	(726,687)	(1,628,632)	(1,515,911)

OTHER ITEMS
Other income	306	—	306	2,450,000
Interest income	9,096	19,819	31,094	12,964
(Loss) gain on sale of assets	—	(568)	800	89,087
	9,402	19,251	32,200	2,552,051

(Loss) income before income taxes	(761,085)	(707,436)	(1,596,432)	1,036,140

Income tax recovery (expense)	187,991	173,291	364,621	(278,745)

Net (loss) income	(573,094)	(534,145)	(1,231,811)	757,395

Basic (loss) earnings per common share	$(0.16)	$(0.15)	$(0.35)	0.22

Diluted (loss) earnings per common share	$(0.16)	$(0.15)	$(0.35)	0.22

Weighted average number of common shares outstanding:
Basic	3,515,308	3,504,348	3,510,026	3,501,623
Diluted	3,515,308	3,504,348	3,510,026	3,501,623

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Shares issued pursuant to compensation plans (note 9)	5,903	1,393	30,671	—	32,064
Net income	—	—	—	757,395	757,395

February 29, 2024	3,504,802	$826,861	$795,726	$23,264,199	$24,886,786

Net loss	—	—	—	(35,642)	(35,642)

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144

Shares issued pursuant to compensation plans (note 9)	13,317	3,142	56,784	—	59,926
Net loss	—	—	—	(1,231,811)	(1,231,811)

February 28, 2025	3,518,119	830,003	852,510	21,996,746	23,679,259

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period at the end of February,	Six Month Period at the end of February,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,231,811)	$757,395
Items not involving an outlay of cash:
Depreciation and amortization	162,295	188,943
Stock-based compensation expense	59,926	32,064
Gain on sale of property, plant and equipment	(800)	(89,087)
Write-down of intangible assets	—	21,790
Deferred income taxes	(395,371)	93,727

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(1,968,062)	958,607
(Increase) decrease in inventory	(1,724,523)	762,261
(Increase) in prepaid expenses	(593,554)	(165,605)
Increase (decrease) in accounts payable and accrued liabilities	1,306,766	(365,508)
Decrease in prepaid income taxes	23,251	—
Increase in income taxes payable	—	25,093

Net cash provided by (used in) operating activities	(4,361,883)	2,219,680

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	800	105,199
Purchase of property, plant and equipment	(56,649)	—

Net cash used in investing activities	(55,849)	105,199

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) proceeds from bank indebtedness	—	(1,259,259)

Net cash provided by (used in) financing activities	—	(1,259,259)

Net (decrease) increase in cash	(4,417,732)	1,065,620

Cash, beginning of period	4,853,367	83,696

Cash, end of period	$435,635	$1,149,316

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2025

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

The Company’s operations and general workforce can be negatively affected by a number of external factors. Examples include, but are not limited to, global health conditions and political conflict in other regions that may affect economies and financial markets globally. It is not possible for the Company to predict the duration or magnitude of adverse results of such external factors and their effect on the Company’s business, financial condition, or ability to raise funds.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2025, cash and cash equivalents were $435,635 compared to $4,853,367 at August 31, 2024.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (loss) per share (cont’d…)

The earnings (loss) for the three and six month periods ended February 28, 2025 and February 29, 2024 are as follows:

	Three Month Periods at the end of February,		Six Month Periods at the end of February,
	2025	2024	2025	2024

Net (loss) income	$(573,094)	$(534,145)	$(1,231,811)	$757,395

Basic weighted average number of common shares outstanding	3,515,308	3,504,348	3,510,026	3,501,623

Effect of dilutive securities
Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,515,308	3,504,348	3,510,026	3,501,623

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 28, 2025 and August 31, 2024 follows:

	February 28, 2025		August 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$435,635	$435,635	$4,853,367	$4,853,367
Accounts receivable, net of allowance	5,636,877	5,636,877	3,668,815	3,668,815
Accounts payable and accrued liabilities	3,946,136	3,946,136	2,639,370	2,639,370

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	February 28, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$435,635	$435,635	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

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

3.       INVENTORY

A summary of inventory is as follows:

	February 28, 2025	August 30, 2024

Pet, fencing, and other products	$14,420,114	$12,407,495
Industrial wood products	461,652	749,748

	$14,881,766	$13,157,243

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	February 28, 2025	August 31 2024

Office equipment	$681,260	$668,260
Warehouse equipment	1,436,673	1,285,278
Buildings	5,211,588	5,211,588
Land	158,500	158,500
	7,488,021	7,323,626

Accumulated depreciation	(3,743,451)	(3,473,826)

Net book value	$3,744,570	$3,849,800

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

In connection with the wind-up of the Company’s JCSC operations, the Company listed for sale in July 2024 its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of February 28, 2025 (August 31, 2024 - $566,022).

5.       INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	February 28, 2025	August 31, 2024

Intangible assets	131,405	131,405

Accumulated amortization	(19,599)	(19,183)

Net book value	$111,806	$112,222

6.	DEFERRED INCOME TAXES

Deferred income tax asset as of February 28, 2025 of $736,400 (August 31, 2024 - $341,029) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

7.       BANK INDEBTEDNESS

The Company has a line of credit agreement in the form of a Contract of Sale & Assignment Agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against the Company’s inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against the Company’s inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with a floor of 11% and is secured by certain assets of the Company. The line expires on June 30, 2025. As of February 28, 2025 and August 31, 2024, the Company’s indebtedness under the line of credit was $Nil .

Prior to June 2024, the Company formerly had a different Bank Line of Credit of $5,000,000, which was reduced from $10,000,000 in March 2024. The line was secured by an assignment of accounts receivable and inventory. Calculation of the interest rate was based on the one-month Secured Overnight Financing Rate (SOFR) of the one-month SOFR plus 157 basis points, which as of November 30, 2023 was 6.90% (5.33% + 1.57%). All amounts borrowed under this former line were repaid in full during the first quarter of fiscal 2024, and indebtedness under the line as of February 29, 2024 was $Nil .

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of November 30, 2024 the maximum number of shares available to be issued under the Plan was 16,072. In December 2024, the Company issued 13,317 common shares to officers, directors and employees under the Plan. The value of these shares was $59,926, which reduced the number of shares available under the Plan to 2,755 as at February 28, 2025.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

9.       RESTRICTED SHARE PLAN (cont’d…)

On January 10, 2025, the Board of Directors approved and ratified a new restricted share plan, the 2024 Restricted Share Plan (The “2024 Plan”), which was also approved by the Company’s shareholders on February 21, 2025. The terms of the 2024 are similar to the original Plan and reserves the number of shares under the 2024 Plan to 1% of the issued and outstanding number of Common Shares at the time of the initial grant under the 2024 Plan. Pursuant to the 1% limit, the Company has reserved 35,181 shares under the 2024 Plan.

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

During the six-month period ended February 28, 2025, the Company issued 13,317 common shares (six months ended February 29, 2024 – 5,903 common shares) to officers, directors and employees under the RSA. The value of these shares was $59,926 (2024 - $32,064).

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually For the six-month periods ended February 28, 2025 and February 29, 2024 the 401(k) compensation expense were $132,769 and $238,967, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following tables show the operations of the Company's reportable segments: Pet, Fencing and Other; Industrial wood products; Seed processing and sales; and Corporate and administration.

Following is a summary of segmented information for the six-month periods ended February 28, 2025 and February 29, 2024.

	2025	2024

Sales to unaffiliated customers:
Industrial wood products	$1,953,665	$1,958,424
Pet, fencing and other	16,368,286	16,006,937
Seed processing and sales	—	69,672
	$18,321,951	$18,035,033

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

11.        SEGMENT INFORMATION (cont’d…)

	2025	2024

(Loss) income before income taxes:
Industrial wood products	$(47,865)	$41,383
Pet, fencing and other	(1,754,365)	451,102
Seed processing and sales	—	38,392
Corporate and administration	205,798	505,263
	$(1,596,432)	$1,036,140

Identifiable assets:
Industrial wood products	$1,038,924	$1,122,621
Pet, fencing and other	20,262,873	21,689,541
Seed processing and sales	—	20,979
Corporate and administration	6,323,598	6,155,247
	$27,625,395	$28,988,388

Capital expenditures:
Industrial wood products	$—	$—
Pet, fencing and other	—	—
Seed processing and sales	—	—
Corporate and administration	56,649	—
	$56,649	$—

Depreciation and amortization:
Industrial wood products	$—	$—
Pet, fencing and other	39,628	34,564
Seed processing and sales	—	1,280
Corporate and administration	122,667	153,099
	$162,295	$188,943

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2025 and February 29, 2024:

	2025	2024

Sales	$13,055,014	$11,344,309

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2025 and February 29, 2024:

	2025	2024

United States	$17,376,515	$16,929,157
Canada	576,159	1,105,876
Mexico/Latin America/Caribbean	340,591	—

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2025 and February 29, 2024.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2025 (Unaudited)

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

At February 28, 2025, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 65%. At February 29, 2024, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 69%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2025, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $9,051,410. For the six months ended February 29, 2024, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $10,143,882.

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2025 and February 29, 2024 are summarized as follows:

	2025	2024

Cash paid during the periods for:
Interest	$2,401	$31,183
Income taxes	$—	$173,717

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

15.       SUBSEQUENT EVENT

Beginning on March 7, 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busy Spring and Summer seasons. The maximum draw allowed against the line is $6,000,000, and the Company has drawn approximately $3,000,000 at a current interest rate of 12.25%.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2025 and August 31, 2024 and its results of operations and cash flows for the three and six month periods ended February 28, 2025 and February 29, 2024 in accordance with U.S. GAAP. Operating results for the three and six month periods ended February 28, 2025 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2024. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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
  Corporate and administration

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

Our wood products, distributed through JCC, are primarily cedar fencing and are not unique. However, Western Red Cedar, which historically has constituted the bulk of our wood fencing, can only be supplied in large volume from a limited number of suppliers and can experience supply shortages on occasion. Other cedar fencing, which serves as a substitute for Western Red Cedar, is more widely available from multiple suppliers. The metal products that JCC manufactures and distributes may be somewhat differentiated from similar products available from other suppliers. We have been successful in garnering key patents and trademarks on multiple products that assist their ability to continue to differentiate based on design and functionality.

We own the patents and manufacturing rights connected with the Adjust-A-Gate® and Fit-Right® products, which are the gate support systems for wood, vinyl, chain link, and composite fences, in addition to our trade secret industry practices and well-known trademarked brands. We believe the ownership of these patents and trademarks is an important competitive advantage for these and certain other products. We completed our purchase of the full global trademark rights for Adjust-A-Gate® and filed its registration with the US Patent and Trademark Office in February 2023. As of the close of fiscal 2024, the Company owns 7 US Patents and 1 patent application pending in the US, Canada, and Mexico relating to its fencing products.

Backlog orders have typically not been a factor in this business as customers may place firm priced orders for products for shipments to take place three to four months in the future which gives us time to order, manufacture and receive the goods at our warehouse in time to fulfill the customer’s order.

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

Corporate and Administration – JC USA

JC USA is the parent company for Greenwood, JCC and JCSC as described in Note 1 to Notes to Consolidated Financial Statements. JC USA operates out of our offices in North Plains, Oregon and provides professional and administrative services, including warehousing, accounting and credit services, to JCTC’s subsidiary companies.

Company Products

The Company’s mission is to improve the lives of professionals and do-it-yourselfers with innovative products that enrich outdoor spaces. We design, source, commercialize and distribute our products. Many are patent protected and all are well crafted for their quality, performance, and ease to work with.

The Fencing, Pet and Other businesses are conducted by JCC, which operates out of a 5.6 acre owned facility located in North Plains, Oregon that includes offices, a warehouse, and a paved yard. JCC uses contract manufacturers to make all products. Some of the products that JCC distributes flow through our distribution center located in North Plains, Oregon, and some are shipped direct to the customer from the manufacturer. Primary customers are home centers, eCommerce providers, other retailers, distributors, and direct sales to consumers.

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

Results of Operations

During the second quarter, we continued our focus on our core products while progressing in our efforts to lower our costs through multi-sourcing of our products and rationalizing our personnel assignments to improve operational efficiencies.

Sales increased by 10% in the current fiscal second quarter compared to the second quarter of fiscal 2024. Strength in fencing, primarily in Lifetime Steel Posts® (“LTP”), offset declines in Industrial Wood due to difficult year over year comparisons, and lingering weakness in consumer spending on pet products. Margins were lower in the current quarter due to specific product mix and the costs involved with the LTP program, including the initial one-time costs of deploying new displayer units in additional stores. We have now taken steps to pare down the costs of these new displayer units which we expect will result in higher margins for LTP going forward.

Fence products are our largest category, and we continue to focus on growing our sales in this segment. The ongoing rollout of our in-store displayers for our LTP product accelerated during the second quarter. By the end of February, our new in-store displayers were in 334 Home Depot and Lowe’s stores. This exceeded our original goal of 300 installations by the end of the second quarter ahead of the traditional fence installation season during the Spring and Summer months. These in-aisle display units are positioned adjacent to the lumber bays, which may result in additional sales of complementary wood products.

The durability, strength, and easier installation of LTP makes it popular with both DIY consumers and professionals Traditional wood fence posts are prone to rot, decay, and fail over time. Lifetime Steel Posts® are engineered to last a lifetime, providing a maintenance-free, corrosion-resistant alternative for wood fence post construction. Installation is faster and less expensive than similar wood posts, which requires smaller diameter post holes and less concrete. In many areas of the country LTP can be driven directly into the ground using hydraulic post drivers in a matter of seconds with no concrete needed which saves both time and cost. We anticipate the need for replenishment orders for these displayers during the second half of fiscal 2025 as the initial supply is sold through.

We have also added to our fencing gate line with the launch of our new Adjust-A-Gate® Unlimited in December. This product is a fully adjustable complete gate kit. It features a low profile, corner bracket solution that allows for fully adjustable gate designs customizable for each unique project yet is easy to install by both professionals and DIYers of all skill levels. The Adjust-A-Gate® Unlimited is sold as an all-in-one complete integrated system at a competitive price point compared to other gate kits that require purchasing additional parts such as latches, hinges and other components to complete a gate project. Our original full frame Adjust-A-Gate® kits have been featured in thousands of stores in their own in-aisle display units. Last summer we expanded into over 1,500 additional stores with these displayers and we continue to add stores for the upcoming fencing season.

The availability of cedar fencing can be constrained by factors such as shortages in log material as well as labor challenges from time to time. This can tighten supply and result in increased costs of sourcing.  In recent years we have mitigated some of the Western Red Cedar constraints by offering Japanese Cedar, or Sugi Cedar, as a high-quality alternative.  Sugi fencing sells for a lower price than Western Red Cedar which can negatively affect our margins, but we are looking for ways to improve our margins on this product. As Sugi Cedar continues to be more available and consumers become more familiar with its similarities to Western Red Cedar for fence applications, we believe demand for this product at competitive pricing may shift consumer sentiment more towards it as a quality alternative. We are evaluating options to optimize our importing of Sugi Cedar from Asia to offer our customers competitive pricing and improve our margins where possible. We will continue to monitor the potential impact of new tariffs and any possible exemptions of product classes that may be applied to our wood fence imports.

Sales of our pet products remain limited by continuing weak consumer demand in the sector which have restrained new orders from retailers continuing to be burdened by large product inventories. We continue to pursue new sales relationships in this sector, and our direct sales to consumers through our own online store have picked up. We have made significant progress in reducing our overall pet product inventory, which is down 17% year-over-year from February 2024 and nearly 60% from February 2023. With the significant increases in import tariffs, particularly in steel products, our inventory on hand in our US warehouse may become further price competitive against new imported products going forward.

MyEcoWorld® secured its first grocery store placement with the launch of Pet Waste Bags into 59 Tops Friendly Markets across the Northeast beginning in late February. Our MyEcoWorld® sustainable and Post-Consumer Recycled (PCR) bags continue to gain traction in the marketplace as consumers continue to look quality sustainable as alternatives to disposable traditional single-use plastics.

At Greenwood, sales for the current six-month period were down compared to the year-ago period. However, sales in the prior six months were buoyed by transit operators buying components to catch up on fleet maintenance they deferred during the pandemic. The continued push for workers to return to the office suggests that demand from the transit sector will continue to stabilize. Although the new tariffs on Canadian wood products could raise prices for our raw materials in future periods, Greenwood's materials currently appear to be exempt on the applicable schedule at this time. We have recently hired two new traders who are focusing both on growing our customer base in our primary transit sector and developing new markets for our industrial wood products.

The current prevailing issue for industry and consumers alike is the recently announced higher US import tariffs. The diversification of our suppliers to additional countries beyond China is successfully allowing us to mitigate some of the recent tariff increases. China sourced products were already subject to a 25% tariff implemented in 2019, with additional tariffs added in February and March 2025, and further tariffs announced in April 2025. Our new supply agreements with factories in Bangladesh, Vietnam, Malaysia and Taiwan mitigate the higher China specific tariffs, but are variously affected by other new tariffs. Steel and aluminum products from all countries outside the US are subject to the 25% global tariff rate, while all imports not included on the exemption list from all countries were assigned a baseline 10% tariff in April 2025. Steel and aluminum imports which are assigned the 25% tariff are presently exempt from the 10% baseline and any reciprocal tariffs on top of the 25% rate.

The new tariffs are a fluid and complicated situation that will become more clear over time due to ongoing negotiations as well as interpretations to exemptions being applied to various product categories. Initially, it appears the steel and aluminum products we import from Vietnam and Bangladesh will be subject to a lower tariff rates than those same products manufactured in China. Even with increased cost to produce our products in other countries and different freight costs, the landed costs are expected to be less than the costs associated with China-sourced products. Management began pursuing multiple suppliers in 2023 and as a result we are able to reduce to a certain extent the tariff impact to our customers. In fiscal 2024, more than 80% of our imported inventory purchases were from China-based suppliers. Our purchases for fiscal 2025 are currently expected to be less than 40% from China and likely to be significantly less in fiscal 2026.

The higher tariffs, including the significantly higher tariffs on the products we continue to source from China, is requiring us to raise our prices to our customers to compensate. In March 2025, we sent a letter to all of our customers notifying them of an upcoming price increase to address these new costs. We are currently working with customers on the final pricing and the expected start date for the new prices. Although consumers will eventually adjust their buying to accept higher prices over time, it is likely to dampen demand in the short-term until consumers become more accepting of the higher prices. These increased costs will also likely negatively affect our margins in the short term and we are able to successfully mitigate some of the higher tariff costs through various pricing and other strategies. However, these tariffs do not just affect our products, but will impact all imported goods into the US, including many of those of our competitors as well.

We continue to look for operational efficiencies and cost savings in all aspects of our business. We have realigned our employees as part of our strategic plans to increase sales in our core products while developing both new and improved products. We have added employees to Greenwood to support our growth initiatives in Industrial Wood, and hired new employees in other key areas, including sales, marketing, and product innovation. At the end of the second quarter, our full-time employee count was 11% lower than at the end of the second quarter of fiscal 2024.

The surplus Jewett-Cameron Seed property of 11.6 acres of land and 109,500 square feet of buildings is listed for sale at a price of $9,000,000, which we believe continues to be a competitive price based on comparable properties in the area. This is the current asking price and there is no guarantee the property will sell for this amount. A number of parties have reviewed the listing and the property, but no serious offers have been received to date. The land is currently zoned with a rural industrial classification but is well situated on a corner lot at a major interchange immediately adjacent to US Highway 26, which is one of the region’s busiest roadways. The Company is exploring the potential to expand the list of permitted uses for the property, including a possible re-zoning by the governing authority. A reclassification would provide interested parties with greater flexibility of development options.

Our current inventory level and product mix has improved over prior periods, as we have continued to reduce the inventory of our pet products and increased the inventory of our core products, including LTP and Adjust-a-Gate. This enhanced product mix will allow us to more quickly and efficiently meet the anticipated restocking of the new in-store display units during the busy fencing season in the second half of our fiscal year.

Consumer sentiment and economic conditions continue to be challenging due to the impact of inflation, high interest rates, and disruptions and uncertainty over higher import tariffs and trade policy. These circumstances are affecting the entire industry and are largely outside of any company’s control, but we are taking actions to limit their effect on our business and minimize disruptions to our operations and customers. The new higher tariff rates are increasing our costs for most of our products, both directly and indirectly. This will require us to increase our prices to our customers. Similar to what we experienced with the historically high inflation rates over the last several years, the higher prices caused by the new tariffs may result in lower short-term demand for our products from consumers until they become more accepting of higher prices across the entire economy. DIYers are particularly price sensitive in the short-term, but less so for Professionals. Further developing our engagement with Professionals, particularly in the fencing segment, will help us diversify and increase our end users. These professionals may also serve as Brand Ambassadors and influencer for our products, as well as providing important product input that helps us develop new product innovations that meet their needs.

Although the current economic climate and tariff uncertainty provides significant short-term issues, our focus remains on designing quality, affordable, functional solutions than enrich outdoor spaces. Jewett-Cameron has withstood many economic challenges in our over 70 years in business by successfully adjusting to unpredictable markets. We will continue to lead with innovation to dependably provide quality products that improve the lives both professionals and DIYers at affordable prices.

Three Months Ended February 28, 2025 and February 29, 2024

Sales for the three months ended February 28, 2025 were $9,054,951 compared to sales of $8,229,192 for the three months ended February 29, 2024, which was an increase of $825,759, or 10%. Sales in the current quarter were increased by the rollout of the LTP in-store displayers and higher sales at Greenwood.

Sales at JCC were $7,943,319 in the three months ended February 28, 2025 compared to sales of $7,383,965 for the three months ended February 29, 2024. This represents an increase of $559,354, or 8%. The higher revenue was due to the stocking of the LTP in-store displayers, while pet sales remained weak. Operating loss for the current quarter was ($834,127) compared to an operating loss of ($934,557) for the quarter ended February 29, 2024. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,111,632 compared to sales of $824,073 for the three months ended February 29, 2024, which is an increase of $287,559, or 35%. We have added additional traders which have contributed to the increase in sales. For the three months ended February 28, 2025, Greenwood had an operating loss of ($24,035) compared to an operating loss of ($20,234) for the three months ended February 29, 2024.

Active operations at JCSC ended as of December 31, 2023, and all storage activity ended in July 2024. There was no revenue or expenses from JCSC in the current quarter compared to revenue of $21,153 for the quarter ended February 29, 2024

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 28, 2025, JC USA had an operating profit of $97,078 compared to an operating profit of $242,046 for the quarter ended February 29, 2024.

Gross margin for the three months ended February 28, 2025 was 20.1% compared to 25.1% as of February 29, 2024. The decrease was due to a less favorable mix of products sold during the quarter. Our margin for the current quarter was also negatively affected by higher logistics and ocean shipping costs and our investment in the new in-store fencing product display units.

Operating expenses decreased by $205,008 to $2,586,195 compared to expenses of $2,791,203 for the three months ended February 29, 2024. The decline was primarily due to lower Wages and Employee Benefits, which fell to $1,564,799 from $1,732,738 which was related to a lower employee headcount in the current quarter. Selling, General and Administrative expenses declined to $940,168 from $967,426, and Depreciation and Amortization decreased to $81,228 from $91,039 Interest income was $9,096 compared to $19,819 for the quarter ended February 29, 2024. Other income in the current quarter was $306, and there was a Loss on the sale of assets of ($568) in the year-ago quarter.

Income tax recovery for the three-month period ended February 28, 2025 was $187,991 compared to a recovery of $173,291 in the three months ended February 29, 2024. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended February 28, 2025 was ($573,094), or ($0.16) per basic and diluted share, compared to a net loss of ($534,145), or ($0.15) per basic and diluted share, for the quarter ended February 29, 2024.

Six Months Ended February 28, 2025 and February 29, 2024

Sales were $18,321,951 for the six months ended February 28, 2025 compared to sales $18,035,033 for the six months ended February 29, 2024, which is an increase of $286,918, or 2%.

Sales at JCC rose to $16,368,287 for the six months ended February 28, 2025 from sales of $16,006,938 for the six months ended February 29, 2024, which was an increase of $361,349, or 2%. Current sales were positively affected by the roll-out of the new LTP in-store display units, which has grown to over 300 store installations by the close of the quarter. Operating loss at JCC for the six months ended February 28, 2025 was ($1,754,365) compared to operating loss of ($1,998,898) for the six months ended February 29, 2024. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood were relatively flat at $1,953,665 in the current six months compared to sales of $1,958,424 for the six months ended February 29, 2024. We hired additional traders and reassigned some employees to Greenwood in the current six months to support our efforts to increase sales by opening new sales channels and adding new customers, both within the transit sector and in new sectors such as construction. Sales in the prior year’s period were boosted by higher demand by municipalities and transit operators catching up on deferred vehicle maintenance post-pandemic. For the six months ended February 28, 2025, Greenwood had an operating loss of ($47,865) compared to operating income of $41,383 for the six months ended February 29, 2024.

JCSC operations were permanently closed as of December 31, 2023, and storage activity ended in July 2024. Therefore, there was no revenue or income from JCSC in the current six-month period compared to revenue of $69,672 and an operating profit of $38,392 for the six months ended February 29, 2024.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $205,798 for the six months ended February 28, 2025 compared to operating income of $505,263 for the six months ended February 29, 2024. The results of JC USA are eliminated on consolidation.

Gross margin for the six-month period ended February 28, 2025 was 19.2% compared to 22.3% for the six months ended February 29, 2024. Our costs for the current quarter were negatively affected by higher logistics and ocean shipping costs and our investment in the new in-store fencing product display units.

Operating expenses for the six months ended February 28, 2025 declined by 7% to $5,138,242 from $5,536,508. Selling, General and Administrative Expenses fell to $1,749,380 from $1,915,907. Wages and Employee Benefits fell to $3,226,567 from $3,431,658 due to a lower employee headcount in the current period. Depreciation and Amortization decreased to $162,295from $188,943 for the six months ended February 29, 2024.

Other items in the current six-month period included Other income of $306, Interest income of $31,094 and gain on sale of assets of $800. In the prior six-month period ended February 29, 2024, the Company settled its arbitration case against one of its former distributors for a cash payment of $2,450,000. This one-time gain was included in other income. Other items included a gain on sale of assets of $89,087 which was largely due to the sale of JCSC equipment, and net interest income of $12,964.

Income tax recovery for the six months ended February 28, 2025 was $364,621 compared to income tax expense of ($278,745) for the six months ended February 29, 2024. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the six months ended February 28, 2025 was ($1,231,811), or ($0.35) per basic and diluted share, compared to net income for the six months ended February 29, 2024 of $757,395, or $0.22 per share which was positively affected by a one-time gain related to the arbitration settlement in October 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2025, the Company had working capital of $19,086,483 compared to working capital of $20,548,093 as of August 31, 2024, a decrease of $1,461,610.

Cash and cash equivalents totaled $435,635, a decrease of $4,417,732 from cash of $4,853,367. The decrease was due to the purchase of inventory for the busier Spring and Summer seasons, which rose to $14,881,766 from $13,157,243, the timing of collection of accounts receivable, which rose to $5,636,877 from $3,668,815, and prepaid expenses, which are largely related to down payments for future inventory purchases, which increased to $1,485,244 from $891,690. Prepaid income taxes fell to $27,075 from $50,326.

Asset held for sale was unchanged at $566,022. This asset is the 11.6 acres of land and 109,500 square feet of buildings which formerly housed JCSC operations. The property and buildings are listed for sale at a price of $9,000,000, though there is no guarantee the property will sell for this amount.

Current liabilities increased to $3,946,136 from $2,639,370. Accounts payable increased to $2,305,136 from $1,237,988, and accrued liabilities increased to $1,641,000 from $1,401,382.

As of February 28, 2025, accounts receivable and inventory represented 89% of current assets and 74% of total assets compared to 73% of current assets and 61% of total assets as of August 31, 2024.

For the three months ended February 28, 2025, the accounts receivable collection period, or DSO, was 55 compared to 52 for the three months ended February 29, 2024. For the six-month period ended February 28, 2025, the DSO was 55 compared to 47 for the six months ended February 29, 2024. Inventory turnover for the three months ended February 28, 2025 was 175 days compared to 258 days for the three months ended February 29, 2024. For the six months ended February 28, 2025, inventory turnover was 172 days compared to 232 days for the six months ended February 29, 2024.

External sources of liquidity include an asset-based line of credit agreement with Northrim Funding Services (“Northrim”) which we established in fiscal 2024. Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against our inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11%, and is secured by certain or our assets. The line expires on June 30, 2025. There was no borrowing under this line as of February 28, 2025. Subsequent to the end of the six-month period, in March 2025 the Company drew its initial borrowings against this line. We have drawn approximately $3,000,000 to fund inventory purchases to meet expected demand ahead of our historically busy sales season of Spring and Summer. We have also begun discussions with the lender to renew the line, which is currently set to expire on June 30, 2025.

During the six months ended February 28, 2025, the Company issued 13,317 common shares to officers, directors and employees under the Restricted Share Plan. The value of these shares was $59,926.

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the capital available under our Line of Credit, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the next twelve months.

OTHER MATTERS

Tariffs

Our metal and other products have historically been mostly manufactured in China and are imported into the United States. Beginning in 2018, the Office of the United States Trade Representative (“USTR”) instituted new tariffs on the importation of a number of products into the United States from China. These initial tariffs were a response to what the USTR considers to be certain unfair trade practices by China. The tariffs began at 10%, and subsequently were increased to 25% as of May 2019.

Prior to fiscal 2024, our metal products were primarily manufactured in China and subject to the full 25% tariff rate. During fiscal 2024, we engaged suppliers in countries outside of China, including Bangladesh, Vietnam, Malaysia, Taiwan, and Canada. Products manufactured in and imported from these countries were not subject to the China-specific tariffs, but were subject to other duties and fees that are typically much lower than the then 25% tariff on Chinese manufactured metal products.

Beginning in January 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. Imported steel and aluminum products from all countries globally were assigned a new tariff rate of 25% on top of any country or product specific rates. In early April 2025, the US imposed a universal baseline 10% tariff rate on imports globally along with a list of product exemptions. The current schedules exempt steel and aluminum products which are subject to the 25% global steel and aluminum tariff from the 10% universal baseline tariff and from any reciprocal tariffs. Therefore, our steel products imported from countries other than China are subject to only the 25% rate. China, however, has been assigned special rates. Tariff rates on steel products imported from China were at 70% as of the end of March 2025, consisting of the 2019 tariff of 25%, February 2025 tariff of 10%, March 2025 tariff of 10%, with the additional 25% steel and aluminum tariff. Additional China specific tariffs announced in April 2025 could increase these rates even higher.

We are continuing our shift to suppliers outside of China which have lower tariff rates. We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that US or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict with certainty the impact, if any, that these changes could have to our business, financial condition and results of operations.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2024 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in February 2025. There were no amounts outstanding under this line of credit as of February 28, 2025. However, beginning on March 7, 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busy Spring and Summer seasons. The Company has drawn approximately $3,000,000 at a current interest rate of 12.25%.

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

For the six months ended February 28, 2025, our top ten customers represented 96% of our total sales, and our single largest customer was responsible for 36% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. Beginning in January 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. Imported steel and aluminum products from all countries globally were assigned a new tariff rate of 25% on top of any country or product specific rates. In early April 2025, the U.S. imposed a universal baseline tariff rate of 10% on all imports globally, although steel and aluminum products tariffed at the 25% rate are exempted from the additional baseline 10% tariff. China, however, has been assigned special additional rates. For steel and aluminum products imported from China, the rates were at 70% at the end of March 2025, but additional China specific tariffs announced in April 2025 could result in even higher tariff rates for those products. We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. We cannot control the duration or depth of such actions which may increase our product costs which would in turn reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

Inflation could adversely affect our business

Inflation has many impacts on our business, including increasing our direct costs for raw materials, manufacturing, shipping and logistics, labor, and energy. Our ability to pass on these higher costs to our customers is limited. When we are able to increase our selling prices, it may be delayed several months after we first incur the higher costs and we may not be able to fully recoup the difference. In addition, high rates of inflation can reduce consumer’s discretionary spending and reduce demand for our products. These actions could have a negative effect on our business, results of operations, or financial condition. The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2024 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in February 2025. Beginning on March 7, 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busy Spring and Summer seasons. The Company has drawn approximately $3,000,000 at a current interest rate of 12.25%.

Outdoor product sales are highly seasonal and subject to adverse weather.

Our fencing and outdoor products are primarily bought by consumers during the spring and summer. The majority of our revenues and income from these products occur during our third and fourth quarters of our fiscal year. Demand for these products is highly affected by the weather. Adverse weather, including abnormally wet conditions or unseasonably hot or cold temperatures, can negatively affect demand for our products and cause our customers to delay, or reduce, their orders. This would have a negative effect on our business, results of operations, or financial condition.

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

We have a line of credit with Northrim where short-term operating capital will be provided by purchasing our accounts receivable invoices for up to $6,000,000, or as a loan against our inventory for up to $4,000,000, with the maximum amount we can draw under the line of $6,000,000. The maximum draw amount is currently available, and the line will expire on June 30, 2025. If we lost access to credit, or the borrowing costs exceed the likely benefits of our use of such capital, it could negatively affect our ability to acquire inventory to fulfil our customers’ orders and pay our obligations on a timely basis. Although we are in discussions with our current lender to renew the line of credit, there can be no assurance that we will be able to successfully extend or replace this line of credit.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 4,700 shares on NASDAQ for the fiscal year ended August 31, 2024 and 7,900 shares for the six months ended February 28, 2025. With this limited trading volume, investors could find it difficult to purchase or sell our common stock or experience significant volatility in the price of our common stock. In addition, if any of the risk factors set forth above are realized, it can have a negative impact on the trading price of our common stock.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2025. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company is subject to interest rate risk as it has an asset-based line of credit whose interest rate may fluctuate over time. The Company could be subject to increased interest payments as interest rates may change based on economic conditions, as the interest is computed at the prime rate plus 4.75%, with floor of 11%. As of February 28, 2025 and August 31, 2024, the Company has no borrowings under this line of credit.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3.      Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.      Mine Safety Disclosures

---No Disclosure Required---

Item 5.      Other Information

During the quarter ended February 28, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6.      Exhibits

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.2	Articles of Incorporation of Jewett-Cameron Company.	10-Q	1/13/2014	3.1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 14, 2025	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2025	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

