Form 10-Q
period 2025-05-31
JEWETT CAMERON TRADING CO LTD
filed 2025-07-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTC	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,518,119 common shares as of July 14, 2025.

Jewett-Cameron Trading Company Ltd.

1

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2025

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2025	August 31, 2024

ASSETS
Current assets
Cash and cash equivalents	$1,204,719	$4,853,367
Accounts receivable, net of allowance of $0 (August 31, 2024 - $0)	6,789,582	3,668,815
Inventory, net of allowance of $550,000 (August 31, 2024 - $550,000) (note 3)	15,257,917	13,157,243
Asset held for sale (note 4)	566,022	566,022
Prepaid expenses	705,448	891,690
Prepaid income taxes	—	50,326

Total current assets	24,523,688	23,187,463

Property, plant and equipment, net (note 4)	3,701,506	3,849,800

Intangible assets, net (note 5)	111,597	112,222

Deferred tax assets (note 6)	902,095	341,029

Total assets	$29,238,886	$27,490,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable	$1,861,519	$1,237,988
Bank indebtedness (note 7)	2,422,305	—
Accrued liabilities	1,911,011	1,401,382
Income taxes payable	14,426	—

Total liabilities	6,209,261	2,639,370

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,518,119 common shares (August 31, 2024 – 3,504,802)	830,003	826,861
Additional paid-in capital	852,510	795,726
Retained earnings	21,347,112	23,228,557

Total stockholders’ equity	23,029,625	24,851,144

Total liabilities and stockholders’ equity	$29,238,886	$27,490,514

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2025	2024	2025	2024

SALES	$12,605,344	$15,896,017	$30,927,295	$33,931,050

COST OF SALES	10,716,337	12,944,941	25,528,678	26,959,377

GROSS PROFIT	1,889,007	2,951,076	5,398,617	6,971,673

OPERATING EXPENSES
Selling, general and administrative expenses	1,008,334	1,026,071	2,757,714	2,941,978
Depreciation and amortization	80,008	79,406	242,303	268,349
Wages and employee benefits	1,488,446	1,790,004	4,715,013	5,221,662

	2,576,788	2,895,481	7,715,030	8,431,989

Income (loss) from operations	(687,781)	55,595	(2,316,413)	(1,460,316)

OTHER ITEMS
Other income	—	—	306	2,450,000
Gain on sale of assets	—	1,450	800	90,537
Interest (expense) income	(74,147)	(1,437)	(43,053)	11,527
	(74,147)	13	(41,947)	2,552,064

(Loss) income before income taxes	(761,928)	55,608	(2,358,360)	1,091,748

Income tax recovery (expense)	112,294	99,254	476,915	(179,491)

Net (loss) income	$(649,634)	$154,862	$(1,881,445)	$912,257

Basic (loss) earnings per common share	$(0.18)	$0.04	$(0.54)	$0.26

Diluted (loss) earnings per common share	$(0.18)	$0.04	$(0.54)	$0.26

Weighted average number of common shares outstanding:
Basic	3,518,119	3,504,802	3,512,733	3,502,399
Diluted	3,518,119	3,504,802	3,512,733	3,502,399

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total
August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Shares issued pursuant to compensation plans (note 9)	5,903	1,393	30,671	—	32,064
Net income	—	—	—	912,257	912,257

May 31, 2024	3,504,802	$826,861	$795,726	$23,419,061	$25,041,648

Net loss	—	—	—	(190,504)	(190,504)

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144

Shares issued pursuant to compensation plans (note 9)	13,317	3,142	56,784	—	59,926
Net loss	—	—	—	(1,881,445)	(1,881,445)

May 31, 2025	3,518,119	830,003	852,510	21,347,112	23,029,625

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,881,445)	$912,257
Items not involving an outlay of cash:
Depreciation and amortization	242,303	268,349
Stock-based compensation expense	59,926	32,064
Gain on sale of assets	(800)	(90,537)
Write-down of intangible assets	—	21,790
Deferred income tax expense	(561,066)	(76,913)

Changes in non-cash working capital items:
Increase in accounts receivable	(3,120,767)	(1,773,420)
(Increase) decrease in inventory	(2,100,674)	4,868,114
Decrease (increase) in prepaid expenses	186,242	(771,684)
Increase (decrease) in accounts payable and accrued liabilities	1,133,160	(1,252,341)
Decrease in prepaid income taxes	50,326	—
Increase in income taxes payable	14,426	96,479

Net cash provided by (used in) operating activities	(5,978,369)	2,234,158

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	800	106,649
Purchase of property, plant and equipment	(93,384)	(110,540)

Net cash used in investing activities	(92,584)	(3,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) bank indebtedness	2,422,305	(1,259,259)

Net cash provided by (used in) financing activities	2,422,305	(1,259,259)

Net (decrease) increase in cash and cash equivalents	(3,648,648)	971,008

Cash and cash equivalents, beginning of period	4,853,367	83,696

Cash and cash equivalents, end of period	$1,204,719	$1,054,704

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2025

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

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

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2025, cash and cash equivalents were $1,204,719 compared to $4,853,367 at August 31, 2024.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (loss) per share (cont’d…)

The earnings (loss) for the three and nine month periods ended May 31, 2025 and 2024 are as follows:

	Three Month Periods ended May 31,		Nine Month Periods ended May 31,
	2025	2024	2025	2023

Net (loss) income	$(649,634)	$154,862	$(1,881,445)	$912,257

Basic weighted average number of common shares outstanding	3,518,119	3,504,802	3,512,733	3,502,399

Effect of dilutive securities
Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,518,119	3,504,802	3,512,733	3,502,399

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2025 and August 31, 2024 follows:

	May 31, 2025		August 31, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,204,719	$1,204,719	$4,853,367	$4,853,367
Accounts receivable, net of allowance	6,789,582	6,789,582	3,668,815	3,668,815
Bank indebtedness	2,422,305	2,422,305	—	—
Accounts payable and accrued liabilities	3,772,530	3,772,530	2,639,370	2,639,370

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	May 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,204,719	$1,204,719	$—	$—

The fair values of cash are determined through market, observable and corroborated sources.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

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

3.       INVENTORY

A summary of inventory is as follows:

	May 31, 2025	August 31, 2024

Pet, fencing, and other products	$14,418,442	$12,407,495
Industrial wood products	839,475	749,748

	$15,257,917	$13,157,243

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2025	August 31, 2024

Office equipment	$681,260	$668,260
Warehouse equipment	1,466,148	1,285,278
Buildings	5,211,588	5,211,588
Land	158,500	158,500
	7,517,496	7,323,626

Accumulated depreciation	(3,815,990)	(3,473,826)

Net book value	$3,701,506	$3,849,800

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

In connection with the wind-up of the Company’s JCSC operations, the Company listed for sale in July 2024 its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of May 31, 2025 (August 31, 2024 - $566,022).

5.       INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2025	August 31, 2024

Intangible assets	131,405	131,405

Accumulated amortization	(19,808)	(19,183)

Net book value	$111,597	$112,222

6.       DEFERRED INCOME TAXES

Deferred income tax asset as of May 31, 2025 of $902,095 (August 31, 2024 - $341,029) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

7.        BANK INDEBTEDNESS

The Company has a line of credit agreement in the form of a Contract of Sale & Assignment Agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against the Company’s inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against the Company’s inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with a floor of 11%, which as of May 31, 2025 was 12.25% (7.5 + 4.75%). Amounts borrowed under the line are secured by certain assets of the Company. The line renews on June 30, 2025. As of May 31, 2025, the Company’s indebtedness under the line of credit was $2,422,305 (August 31, 2024 - $Nil ).

Prior to June 2024, the Company formerly had a different Bank Line of Credit of $5,000,000, which was reduced from $10,000,000 in March 2024. The line was secured by an assignment of accounts receivable and inventory. Calculation of the interest rate was based on the one-month Secured Overnight Financing Rate (SOFR) of the one-month SOFR plus 157 basis points, which as of May 31, 2024 was 6.89% (5.32% + 1.57%). All amounts borrowed under this former line were repaid in full during the first quarter of fiscal 2024, and indebtedness under the line as of May 31, 2024 was $Nil .

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. As of May 31, 2025 the maximum number of shares available to be issued under the Plan was 16,072. In December 2024, the Company issued 13,317 common shares to officers, directors and employees under the Plan. The value of these shares was $59,926, which reduced the number of shares available under the Plan to 2,755 as at May 31, 2025.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

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

During the nine-month period ended May 31, 2025, the Company issued 13,317 common shares (nine months ended May 31, 2024 – 5,903 common shares) to officers, directors and employees under the RSA. The value of these shares was $59,926 (2024 - $32,064).

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually For the nine-month periods ended May 31, 2025 and 2024 the 401(k) compensation expense were $186,114 and $311,026, respectively.

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

Following is a summary of segmented information for the nine-month periods ended May 31, 2025 and 2024.

	2025	2024

Sales to unaffiliated customers:
Industrial wood products	$2,658,723	$2,883,190
Lawn, garden, pet and other	28,268,572	30,964,142
Seed processing and sales	—	83,718
	$30,927,295	$33,931,050

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

11.       SEGMENT INFORMATION (cont’d…)

	2025	2024

(Loss) income before income taxes:
Industrial wood products	$(68,148)	$41,146
Lawn, garden, pet and other	(2,615,470)	384,102
Seed processing and sales	—	32,242
Corporate and administrative	325,258	634,258
	$(2,358,360)	$1,091,748

Identifiable assets:
Industrial wood products	$1,036,755	$1,245,424
Lawn, garden, pet and other	20,745,342	20,452,800
Seed processing and sales	—	12,503
Corporate and administrative	7,456,789	6,617,076
	$29,238,886	$28,327,803

Depreciation and amortization:
Industrial wood products	$—	$—
Lawn, garden, pet and other	62,711	51,274
Seed processing and sales	—	1,615
Corporate and administrative	179,592	215,460
	$242,303	$268,349

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2025 and 2024:

	2025	2024

Sales	$22,891,391	$22,653,269

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2025 and 2024:

	2025	2024

United States	$29,747,627	$32,444,176
Canada	736,261	1,384,964
Mexico / Latin America / Caribbean	443,407	70,501
Europe	—	14,000
Middle East	—	17,409

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2025 and 2024.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2025 (Unaudited)

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

At May 31, 2025, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 78%. At May 31, 2024, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 77%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2025, there were four suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $16,818,001. For the nine months ended May 31, 2024, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $12,348,431.

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2025 and 2024 are summarized as follows:

	2025	2024

Cash paid during the periods for:
Interest	$77,650	$32,619
Income taxes	$15,000	$173,717

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

15.       SUBSEQUENT EVENT

In June 2025, the Company renewed its line of credit agreement with Northrim. The line now expires on June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2025 and August 31, 2024 and its results of operations and cash flows for the three and nine month periods ended May 31, 2025 and 2024 in accordance with U.S. GAAP. Operating results for the three and nine month periods ended May 31, 2025 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2025. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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
  Industrial wood products
  Seed processing and sales
  Corporate and administration

Pet, Fencing and Other Operating Segment

We have concentrated on building a customer base for Pet, Fencing and our sustainable related products. Management believes these markets are less sensitive to downturns in the U.S. economy than the market for new home construction as its products serve both new and existing home and pet owners. However, the home improvement business is seasonal, with higher levels of sales occurring between February and August. Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.

Our wood products, distributed through JCC, are primarily cedar fencing and are not unique. However, Western Red Cedar, which historically has constituted the bulk of our wood fencing, can only be supplied in large volume from a limited number of suppliers and can experience supply shortages on occasion. Other cedar fencing, which serves as a substitute for Western Red Cedar, is more widely available from multiple suppliers. We are committed to find and secure these alternatives from other sources to compliment customer demand as well as offer consumers greater choice. The metal products that JCC manufactures and distributes may be somewhat differentiated from similar products available from other suppliers. We have been successful in garnering key patents and trademarks on multiple products that assist their ability to continue to differentiate based on design and functionality.

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

Results of Operations

Our results in the 3rd quarter was challenging, as the turmoil over the higher tariffs and certain operational issues significantly reduced our revenues, and negatively impacted our margins and operating results. Sales for the current 3rd quarter declined by 21% from the prior year’s 3rd quarter, and we had a net loss of ($0.18) per share.

Currently, the most significant factor affecting our business is the new US tariffs, primarily on our imported metal products. The rapid and unpredictable changes to rates, products, and which countries are affected have caused immense turmoil in our markets including stressing key logistics lines and increasing costs. This has resulted in significantly higher pricing and uncertainty in deliveries to customers. Tariffs on Chinese goods were originally subject to a 25% tariff implemented in 2019. Additional China specific tariffs were added in February, March, and April, with further increases announced in May. The diversification of our suppliers to additional countries beyond China successfully allowed us to initially mitigate some of the recent tariff increases as those new suppliers outside of China were primarily subject only to the universal 10% baseline tariff rate as a floor. However, some nations have been notified of possible other country specific tariffs subject to negotiation. Steel and aluminum imports were originally assigned a global 25% tariff rate. Subsequently, that rate was doubled to 50% as of June 4th, just five days after it was announced on May 30th leaving us and other importers with no time to plan or adjust import shipments.

As a result of the frequent and unpredictable rate changes, and the indications of further significant increases, many retailers and consumers have deferred purchases of imported metal products until further clarity on prices is available. We have made strenuous efforts to adjust our selling prices to correctly reflect the new tariff rates, but the rapid and unpredictable announcements of new rates over the last 6 months have made that process extremely difficult. It takes time to compute the new prices, communicate that to the customer, and have them accept them for future shipments. Because the rates have changed frequently, many of our new prices have become obsolete before they were able to take effect. Therefore, it has caused our customers to pause their purchasing until they receive greater certainty on tariffs, as they are reluctant to make long-term purchases at contracted prices that may decline based on the rapidly changing tariff rates.

The current trade negotiations occurring between the US and multiple nations to set country specific tariff rates provides optimism that clarity on final rates may be forthcoming. We have consulted with experts and legal counsel to accurately interpret how to properly apply the rates to our products to ensure compliance and to make sure our prices remain cost competitive. Although consumers will eventually adjust their buying to accept higher prices over time, it will likely continue to dampen demand in the short-term until consumers and retailers become more accepting of the higher prices. These increased costs will likely continue to negatively affect our margins and demand for certain of our products in the short term.

Our rollout of Lifetime Steel Posts® (“LTP”) displayers continued in the 3rd quarter, and sales of the product were up 85% compared to the third quarter of fiscal 2024. 55 new display units were deployed through the end of May. However, we have temporarily paused adding new display units to prioritize our existing inventory to support existing display replenishment demand. We are actively managing production capacity constraints and logistical issues from new factories outside of China which naturally impacted our previous schedule of deliveries designed to support continued displayer expansion efforts. The higher tariff rates on Chinese goods caused many US companies to quickly shift production to other nations, and the available logistic infrastructure in these other countries has been overtaxed by the rapid increase in production and shipping demands. Once the logistic issues have been corrected, we expect to resume the placement expansion of the in-store display units.

We experienced an interruption to our ability to fulfill our cedar fencing orders during the current 3rd quarter. It is customary to purchase ample supply ahead of the increase in demand each Spring, but this year we failed to acquire an adequate supply to meet our actual demand. As a result, we were unable to fulfill all our customers’ orders, and our wood fencing sales were down 33% in the third quarter. We have now moved quickly to aggressively secure additional Western Red Cedar from our supply partners. We are on track to meet all demand in July and we are well positioned to support this program through the remainder of the calendar year. We have also implemented important process changes to prevent shortages like this in the future.

The pet market remains very soft. The anticipated rebound in consumer demand has not yet materialized and retailers remain burdened with high inventory levels. The one recent exception has been in our dog bowls, which have been selling well. We maintain available inventory in our warehouse of pre-tariff metal crates and kennels which may offer a price advantage to newly imported products. We are exploring ways to reduce our inventory levels of these larger pet products. This may involve short-term price reductions which could reduce our margins on these products but will help clear older inventory from our warehouse.

MyEcoWorld® sales for the current nine months are up 265% over the comparative period in fiscal 2024 as consumers continue to look for high quality sustainable products as alternatives to disposable traditional single-use plastics. Some of this increase is due to shifting our entire LuckyDog® compostable dog waste bag line to a new MyEcoWorld® product. One part of our growth strategy for this line has been entering the grocery store segment, and we secured our first placement with the launch of Pet Waste Bags into 59 Tops Friendly Markets across the Northeast beginning in late February. However, the recent increase in tariffs on these products have made growth in the grocery segment much more challenging. We will continue to focus on expanding upon our successful introductions into big box stores where we have existing strong supplier relationships, and into foreign markets that are unburdened by the new US tariffs. We have been receiving strong demand from big box stores in Mexico where the lack of US tariffs has made the product very competitive.

At Greenwood, sales for the current nine-month period were down slightly compared to the year-ago period as a seat shortage has slowed production across the bus industry. Sales in the prior nine months were buoyed by transit operators buying components to catch up on fleet maintenance they deferred during the pandemic. We believe this segment has significant growth potential in both our primary transit sector and in new markets, such as construction. However, possible new tariffs on Canadian wood products could raise prices for our raw materials in future periods.

During the 3rd quarter, we continued our strategy to analyze and implement operational efficiencies in all aspects of our business. We have shifted some employees to better align our workforce with our strategic direction, while adding some employees in specific roles, including sales. Overall, we have reduced our employee headcount by 33% year-to-date. We have also evaluated and commenced the planning and implementation of upgraded technology in warehouse operations to expedite receiving, cycle counting and shipping activities. These changes will result in increased productivity and reduce our costs without compromising quality or service.

The surplus Jewett-Cameron Seed property of 11.6 acres of land and 109,500 square feet of buildings remains listed for sale at a price of $9,000,000. This is the current asking price and there is no guarantee the property will sell for this amount. The land is currently zoned with a rural industrial classification but is well situated on a corner lot at a major interchange immediately adjacent to US Highway 26, which is one of the region’s busiest roadways. We have explored the potential rezoning of the property to other permitted uses, including the inclusion within any expanded Urban Growth Boundaries (UGB). The current economic struggles of both the nearby cities and within greater Portland has reduced the previously perceived need among the nearby cities to quickly expand the UGB, including extending the boundary toward the area containing JCSC property. Therefore, any inclusion of the property in expanded UGBs or reclassification of the property from its limited rural industrial classification now appears unlikely among the prevailing economic and political environment. This could be discouraging potential buyers who may have been interested in the property for other uses and will likely impact our potential sale and sales price. We continue to have meaningful discussions with interested parties. Currently there is no firm agreement for a sale in place and the property remains on the market.

We anticipate that many of the challenges we experienced in the 3rd quarter will extend into our 4th quarter. The frequently changing tariff rates are continuing to cause hesitation and uncertainly among both retailers and consumers, and we expect this will continue until those rates are finalized and buyers can accurately estimate costs. Besides the tariff disruptions, consumer sentiment and economic conditions remain depressed due to stubborn inflation, high interest rates, and employment concerns. Our orders remain sluggish, and we expect to record a loss in the 4th quarter and for the full year.

We intend to continue to work to improve our operational efficiencies, further develop our multi-sourcing strategy, and resolve the logistical impediments to reduce our costs and better serve our customers.

Three Months Ended May 31, 2025 and May 31, 2024

For the three months ended May 31, 2025, sales totaled $12,605,344 compared to sales of $15,896,017 for the three months ended May 31, 2024, which is a decrease of $3,290,673, or 21%. The uncertainty and cost increases due to the changing tariff rates and our shortage in fencing contributed to the decline.

Sales at JCC were $11,900,284 compared to sales of $14,957,204 for the quarter ended May 31, 2024, a decrease of $3,056,920, or 20%. Operating loss for JCC for the quarter ended May 31, 2025 was ($861,105) compared to a loss of ($67,000) for the quarter ended May 31, 2024. Pet sales remained weak, and shortages in our cedar supply resulted in lower fencing sales. Our metal products were severely affected by the uncertainty around the higher tariff rates, which caused customers to pause buying during the quarter.

Sales at Greenwood for the quarter were $705,059 compared to sales of $924,767 for the three months ended May 31, 2024, which was a decrease of $219,708 or 24%. In the current period, a seat supply issue slowed production across the bus industry, which especially impacted our largest customer. Sales in the prior year’s quarter were boosted by higher demand by municipalities and transit operators catching up on deferred vehicle maintenance post-pandemic. The seat supply issues are now resolving which is expected to strengthen bus construction in the months to come. For the three months ended May 31, 2025, Greenwood had an operating loss of ($20,283) compared to an operating loss of ($237) for the three months ended May 31, 2024.

JCSC operations were permanently closed as of December 31, 2023, and storage activity ended in July 2024. Therefore, there were no revenue from JCSC compared to sales of $14,046 for the three months ended May 31, 2024.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2025, JC USA had income before income taxes of $119,460 compared to operating income of $128,995 for the quarter ended May 31, 2024. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended May 31, 2025 was 15.0% compared to 18.6% for the three months ended May 31, 2024. Current margins declined due to higher shipping costs, expenditures on the continued roll-out of in-store display units, and a shift towards lower margin products during the quarter.

Operating expenses for the three months ended May 31, 2025 were $2,576,788, which was a decrease of $318,693 from expenses of $2,895,481 in the three months ended May 31, 2024. Wages and employee benefits declined to $1,488,446 from $1,790,004 as we reduced our employee headcount by 20% in May 2025. Selling, General and Administrative expenses were down slightly at $1,008,334 compared to $1,026,071. Depreciation increased to $80,008 from $79,406. There was no gain on the sale of assets in the current quarter compared to $1,450 in the period ended May 31, 2024. Interest expense was ($74,147) compared to expense of ($1,437) due to borrowing against the line of credit in the current quarter.

Income tax recovery for the three months ended May 31, 2025 was $112,294 compared to recovery of $99,254 for the three-month period ended May 31, 2024. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended May 31, 2025 was ($649,634), or ($0.18) per basic and diluted share, compared to net income of $154,862, or $0.04 per basic and diluted share, for the quarter ended May 31, 2024.

Nine Months Ended May 31, 2025 and May 31, 2024

For the nine months ended May 31, 2025, sales totaled $30,927,295 compared to sales of $33,931,050 for the nine months ended May 31, 2024, which is a decrease of $3,003,755, or 9%. Consumers have continued to restrain their discretionary spending, particularly on home improvement and pet goods. For the first six months of the period, our sales were relatively flat year-over-year. However, during the third quarter, the rapid and unpredictable increases in tariff rates, particularly on imported steel and aluminum products, caused retailers and consumers to pause their purchases and impacted margins due to tariff driven product re-pricings and delayed customer acceptance.

Sales at JCC were $28,268,572 for the nine months ended May 31, 2025 compared to sales of $30,964,142 for the nine months ended May 31, 2024, which is a decrease of $2,695,570, or 9%. Revenue from our pet lines remains weak while shortages of our supply for cedar restrained our wood fencing revenues. Sales were also negatively impacted during the current 2nd and 3rd quarters by the increased tariff rates, particularly on imported steel and aluminum products. For the current nine-month period, JCC had an operating loss of ($2,615,470) compared to income of $384,102 for the nine months ended May 31, 2024.

Sales at Greenwood were $2,658,723 for the current nine months compared to sales of $2,883,190 for the nine months ended May 31, 2024. This represents a decrease of $224,467, or 8%. Sales in the current period were negatively impacted by a seat shortage which reduced new bus construction, while sales in the prior year’s period were boosted by higher demand by municipalities and transit operators catching up on deferred vehicle maintenance post-pandemic. We have realigned some personnel to Greenwood to support our efforts to increase sales by opening new sales channels and adding customers, both within the transit sector and in new sectors such as construction. For the nine months ended May 31, 2025, Greenwood had an operating loss of ($68,148) compared to operating income of $41,146 for the nine months ended May 31, 2024.

JCSC operations were permanently closed as of December 31, 2023, and storage activity ended in July 2024. Therefore, there was no revenue or income from JCSC in the current nine-month period compared to revenue of $83,718 and operating income of $32,242 for nine months ended May 31, 2024.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating income of $325,258 for the nine months ended May 31, 2025 compared to operating income of $634,257 for the nine months ended May 31, 2024. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2025 was 17.5% compared to 20.5% for the nine months ended May 31, 2024. Current margins were negatively affected by higher logistics and ocean shipping costs, our investment in the new in-store fencing product display units, and a shift to lower margin products.

Operating expenses declined to $7,715,030 from expenses of $8,431,989 for the nine months ended May 31, 2024. Selling, General and Administrative expenses fell to $2,757,714 from $2,941,978. Wages and Employee Benefits declined to $4,715,013 from $5,221,662 due to the lower headcount in the current period. Depreciation and amortization declined to $242,303 from $268,349.

Other items recorded in the current nine-month period include other income of $306, and a gain on sale of assets of $800. We also recorded interest expense of ($43,053) which was primarily due to interest on borrowings against our line of credit. In the prior nine months, the Company successfully settled its arbitration case against one of its former distributors for a cash payment of $2,450,000 which was accounted for as other income. The prior year’s period also had a gain on sale of assets of $90,537, which largely is due to the sale of JCSC equipment, and net interest income of $11,527.

Income tax recovery in the current nine-month period was $476,915 compared to income tax expense of ($179,491) in the prior nine-month period ended May 31, 2024. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the nine months ended May 31, 2025 was ($1,881,445), or ($0.54) per basic and diluted share, compared to net income of $912,257, or $0.26 per basic and diluted share, for the nine months ended May 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2025, the Company had working capital of $18,314,427 compared to working capital of $20,548,093 as of August 31, 2024, a decrease of $2,233,666.

Cash and cash equivalents totaled $1,204,719, a decrease of $3,648,648 from cash of $4,853,367 as of August 31, 2024. The decrease was due to the purchase of inventory for the busier Spring and Summer seasons, which rose to $15,257,917 from $13,157,243, the timing of collection of accounts receivable, which increased to $6,789,582 from $3,668,815, and prepaid expenses, which are largely related to down payments for future inventory purchases, which was $705,448 compared to $891,690. Prepaid income taxes was $Nil, which declined from $50,326 in the period ended May 31, 2024.

Asset held for sale was unchanged at $566,022. This asset is the 11.6 acres of land and 109,500 square feet of buildings which formerly housed JCSC operations and is publicly listed for sale.

Current liabilities increased to $6,209,261 from $2,639,370. Accounts payable increased to $1,861,519 from $1,237,988, and accrued liabilities increased to $1,911,011 from $1,401,382. Bank indebtedness as of May 31, 2025 was $2,422,305 which was the amounts drawn against the Company’s line of credit.

As of May 31, 2025, accounts receivable and inventory represented 90% of current assets and 75% of total assets compared to 73% of current assets and 61% of total assets as of August 31, 2024. For the three months ended May 31, 2025, the accounts receivable collection period, or DSO, was 50 compared to 43 for the three months ended May 31, 2024. For the nine-month period ended May 31, 2025, the DSO was 60 compared to 60 for the nine months ended May 31, 2024. Inventory turnover for the three months ended May 31, 2025 was 129 days compared to 110 days for the three months ended May 31, 2024. For the nine months ended May 31, 2025, inventory turnover was 152 days compared to 162 days for the nine months ended May 31, 2024.

External sources of liquidity include an asset-based line of credit agreement with Northrim Funding Services (“Northrim”) which we established in fiscal 2024. Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against our inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11%, and is secured by certain of our assets. In March 2025 the Company drew its initial borrowings against this line. As of the end of the most recent fiscal quarter on May 31, 2025, the Company has drawn $2,422,305 against this line of credit at a current interest rate of 12.25% to fund inventory purchases to meet expected demand ahead of our historically busy sales season of Spring and Summer. In June 2025, we successfully renewed the line with Northrim and it now expires on June 30, 2026.

During the nine months ended May 31, 2025, the Company issued 13,317 common shares to officers, directors and employees under the Restricted Share Plan. The value of these shares was $59,926.

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

Beginning in January 2025, the new Presidential administration in the United States began to increase tariff rates on numerous products from a range of nations. Imported steel and aluminum products from all countries globally were assigned a new tariff rate of 25% on top of any country or product specific rates. In early April 2025, the US imposed a universal baseline 10% tariff rate on imports globally along with a list of product exemptions. As of June 4, 2025, the tariff on steel and aluminum imports was raised to 50%. The current schedules exempt steel and aluminum products which are subject to the 50% global steel and aluminum tariff from the 10% universal baseline tariff and from any reciprocal tariffs. Therefore, our steel products imported from countries other than China are subject to only the 50% rate. China, however, has been assigned special rates. Tariff rates on steel products imported from China were at 95% as of the June 4, 2025, consisting of the 2019 tariff of 25%, February 2025 tariff of 10%, March 2025 tariff of 10%, with the additional 50% steel and aluminum tariff.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through 2024 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in February 2025. There were no amounts outstanding under this line of credit as of February 28, 2025. However, beginning on March 7, 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busier Spring and Summer seasons. As of the end of the most recent fiscal quarter on May 31, 2025, the Company has drawn $2,422,305 against this line of credit at a current interest rate of 12.25%.

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

We are dependent on our a limited number of customers for the majority of our sales of products and our ability to retain and expand our relationships with such clients.

Historically, a significant percentage of our revenue has come from a limited number of customers. For example, for the nine months ended May 31, 2025, our top ten customers represented 98% of our total sales, and our single largest customer was responsible for 38% of our total sales. We would experience a significant decrease in sales and profitability and would have to cut back our operations if any of these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

We generally have to qualify, and are required to maintain our status, as a supplier for each of our larger retail home improvement customers. A significant failure or an inability to comply with customer specifications and manufacturing and import requirements or delays or other problems with existing or new products or inability to meet price requirements could result in cancelled orders, increased costs, loss of sales, market share shift, loss of customers or potential breaches of contracts, which could have an adverse effect on our profitability and results of operations. By virtue of certain customers’ size and the significant portion of revenue that we derive from them, they can exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them which could adversely affect our profitability.

Our business, in large part, depends on relationships our teams develop with our customers so that we can understand their needs and deliver product solutions and processes that are tailored to those needs. If a large customer is not satisfied with our performance or the relationship becomes significantly damaged, we could incur additional costs to address the situation, our profitability might be impaired, and the customers dissatisfaction could damage our ability to continue to do business with that customer. Further, large retail customers have significant leverage over us and if they are not satisfied with our products or support might claim breach of existing contracts, seek to terminate existing contracts, or impose significant restrictions or conditions on our business relationship with them, which would have a material adverse effect on our business, profitability and financial condition.

We have no manufacturing capabilities for our products, and we are dependent upon third parties to supply the materials for, and to manufacture, our products, which creates risks relating to increased costs, manufacturing and shipping delays, and potential increased costs due to circumstances beyond our control.

We do not own or operate, and currently do not plan to own or operate, facilities for production and packaging of our products. We rely and expect to continue to rely on third parties for the production and packaging, of our products. While we are no longer dependent on a single source for our primary products, and we now have multiple sources of supply, the current geopolitical and economic environment has created significant uncertainty with regard to costs, particularly with respect to the fluid and volatile tariff situation relating to countries from which we source our products. Further, certain of our larger customers have unique criteria that must be adhered to with respect to the import of our products to their facilities. Any failure by us or our suppliers to satisfy our customers’ import requirements may result in decreased product sales and lower product revenue, which would harm our business. Similarly, if the foreign ports of embarkation of our products are not approved by our customers, we would have to locate alternative means of shipping through approved ports or our suppliers would be required to submit to a process in order to obtain such approval, which would add significant supply costs and reduce our product margins for such shipments.

Our reliance on third-party manufacturers and suppliers subjects us to risks associated with their businesses and operations. For example, even if we have agreements with third parties, they may not perform their obligations to us and/or they may be unable or unwilling to establish or increase production capacity commensurate with our needs. Also, third-party manufacturers and suppliers are subject to their own operational and financial risks that are outside of our control, and potentially their control also, that may cause them to suffer liquidity or operational problems and that could interfere with their business operations. For example, their operations and/or ability to source raw materials and other supplies may be interrupted by natural disasters, acts of war, terrorism, or disease outbreaks (such as the COVID-19 global pandemic), and other geopolitical and economic events.

If any of our third-party manufacturers or suppliers fails to perform their obligations to us or otherwise have an interruption in or discontinue supply to us, we may be forced to seek a different third-party manufacturer or supplier. In such event, we may experience significant delays associated with finding an alternative manufacturer or supplier that is both available on commercially acceptable terms and conditions, and also properly qualified in accordance with our specifications and any requisite regulatory requirements. This transition may require time consuming and complex operational, testing, and approval requirements, and the process could interfere with product sales because of inadequate supply or cause interruptions of, or delays in, providing products to customers.

Previously, we relied on a single source of supply in China for the bulk of our imported products. Following an 18 month process, we have been able to secure alternative sources of supply in multiple countries other than China. While this was expected to significantly improve our costs and margins, the current administration in Washington, D.C. has imposed worldwide tariffs on most countries, including those where our alternative sources of supply are located. Although the tariffs assigned to these countries are lower than those assigned to China, we have not been able to reap the expected benefit of significantly reduced tariffs due to U.S. trade policies, which continue to evolve and is discussed in more detail below.

Governmental actions, such as tariffs, and/or foreign policy actions could adversely and unexpectedly impact our business.

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both the availability and the cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. Beginning in January 2025, the new Presidential administration in the United States began to increase tariff rates on numerous products from a range of nations. Imported steel and aluminum products from all countries globally were assigned a new tariff rate of 25% on top of any country or product specific rates. In early April 2025, the U.S. imposed a universal baseline tariff rate of 10% on all imports globally, although steel and aluminum products tariffed at the 25% rate are exempted from the additional baseline 10% tariff. China, however, has been assigned special additional rates. For steel and aluminum products imported from China, the rates were at 70% at the end of March 2025. In June 2025, the tariff rates on steel and aluminum imports was raised to 50%. We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. We cannot control the duration or depth of such actions which may increase our product costs which would in turn reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

We could experience delays in the delivery of our products to our customers causing us to lose business.

We purchase our products from other vendors and delay in shipment from these vendors to us could cause significant delays in our delivery to our customers. Such disruptions may include adjustments to ocean shipping schedules, labor strikes or other job-related actions by workers within the supply chain, geopolitical unrest, longshoreman or rail strikes, or government actions. This could result in a decrease in sales orders to us and we would experience a loss in profitability.

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

Inflation could adversely affect our business

Inflation has many impacts on our business, including increasing our direct costs for raw materials, manufacturing, shipping and logistics, labor, and energy. Our ability to pass on these higher costs to our customers is limited. When we are able to increase our selling prices, it may be delayed several months after we first incur the higher costs and we may not be able to fully recoup the difference. In addition, high rates of inflation can reduce consumer’s discretionary spending and reduce demand for our products. These actions could have a negative effect on our business, results of operations, or financial condition. The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar year 2021 and continuing through 2024 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in February 2025. Beginning on March 7, 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busy Spring and Summer seasons. As of the end of the most recent fiscal quarter on May 31, 2025, the Company has drawn $2,362,760 against this line of credit at a current interest rate of 12.25%.

We could lose our credit agreement and could result in our not being able to pay our creditors.

We have a line of credit with Northrim where short-term operating capital will be provided by purchasing our accounts receivable invoices for up to $6,000,000, or as a loan against our inventory for up to $4,000,000, with the maximum amount we can draw under the line of $6,000,000. The maximum draw amount is currently available, and the line will expire on June 30, 2026. If we lost access to credit, or the borrowing costs exceed the likely benefits of our use of such capital, it could negatively affect our ability to acquire inventory to fulfil our customers’ orders and pay our obligations on a timely basis. Although we are in discussions with our current lender to renew the line of credit, there can be no assurance that we will be able to successfully extend or replace this line of credit.

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

A contagious disease outbreak, such as the recent COVID-19 pandemic emergency, could have an adverse effect on our operations and financial condition

Our business could be negatively affected by an outbreak of an infectious disease due to the consequences of the actions taken by companies and governments to contain and control such an outbreak. These consequences include:

•	The inability of our third-party manufacturers to manufacture or deliver products to us in a timely manner, if at all.

•	Isolation requirements may prevent our employees from being able to report to work or being required to work from home or other off-site location which may prevent us from accomplishing certain functions, including receiving products from our suppliers and fulfilling orders for our customers, which may result in an inability to meet our obligations.

•	Our new product launches may be delayed or require unexpected changes to be made to our new or existing products.

•	The effect of the outbreak on the economy may be severe, including an economic downturn and decrease in employment levels which could result in a decrease in consumer demand for our products.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 4,700 shares on NASDAQ for the fiscal year ended August 31, 2024 and 8,300 shares for the nine months ended May 31, 2025. With this limited trading volume, investors could find it difficult to purchase or sell our common stock or experience significant volatility in the price of our common stock. In addition, if any of the risk factors set forth above are realized, it can have a negative impact on the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2025. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company is subject to interest rate risk as it has an asset-based line of credit whose interest rate may fluctuate over time. The Company could be subject to increased interest payments as interest rates may change based on economic conditions, as the interest is computed at the prime rate plus 4.75%, with floor of 11%. As of May 31, 2025, the Company had borrowed $2,422,305 (August 31, 2024 - $Nil) under this line of credit.

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

During the quarter ended May 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 14, 2025	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer (Principal Executive Officer)

Date: July 14, 2025	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)

