Form 10-K
period 2025-08-31
JEWETT CAMERON TRADING CO LTD
filed 2025-12-01
CIK 885307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________________

Commission File Number: 000-19954

JEWETT-CAMERON TRADING CO LTD

(Name of registrant as specified in its charter)

British Columbia, CanadaA1	00-0000000
(State or Incorporation or Organization)	(IRS Employer ID No.)

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

February 28, 2025 = $9,802,679

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 1, 2025: 3,518,119

Jewett-Cameron Trading Company Ltd.

Form 10-K Annual Report

Fiscal Year Ended August 31, 2025

 i

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended August 31, 2025 (“Annual Report”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words like “plans”, “expects”, “aims”, “believes”, “projects”, “anticipates”, “intends”, “estimates”, “will”, “should”, “could” and similar expressions in connection with any discussion, expectation, or projection of future operating or financial performance, events or trends. Forward-looking statements are based on management's current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market, regulatory and other factors. Any forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future developments or otherwise, except as required by law.

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

Introduction

Jewett-Cameron Trading Company Ltd. is organized under the laws of British Columbia, Canada. In this Annual Report, the “Company”, “Jewett-Cameron”, “we”, “our” and “us” refer to Jewett-Cameron Trading Company Ltd. and its subsidiaries as applicable.

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

Total Company sales were $41.3 million and $47.1 million during fiscal years ended August 31, 2025 and 2024, respectively. Sales, income before taxes, assets, depreciation and amortization, capital expenditures, and interest expense by segment are shown in the financial statements under Note 11 “Segment Information.”

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

Our authorized capital includes 21,567,564 common shares without par value; and 10,000,000 preferred shares without par value. As of August 31, 2025 and December 1, 2025, there were 3,518,119 common shares outstanding. Our common shares are listed on the NASDAQ Capital Market in the United States with the symbol “JCTC”.

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

In 1987, we acquired JC USA and began to diversify into products beyond lumber trading. Lucky Dog® was acquired in 1995 and Adjust-A-Gate® was acquired in 2003.

In 2000, we acquired the operations and property that became our JCSC seed division.

In 2002, Greenwood acquired the business and certain assets of Greenwood Forest Products Inc., a company involved in the processing and distribution of specialty wood products.

In April 2023, as a result of lower quantities of seed for processing, and the demand for its marketing and sales services declining against rising costs, the Board of Directors decided to close the JCSC seed division. JCSC’s facilities and equipment were near the end of the expected useful life and would have required significant capital investment to remain operating. Regular operations at JCSC ended effective August 31, 2023, but some seed storage operations continued through July 2024 in order to provide customers time to obtain alternative storage arrangements. The entire seed inventory was sold in early October 2023. Some of the JCSC personnel were moved to different positions within the Company as management has prioritized career development and retention whenever possible.

In September 2024, we announced the successful conclusion of an 18-month search, evaluation, and onboarding process establishing new suppliers. We have historically sourced the majority of our metal products from a single factory in China. Under our new strategic sourcing program, we now have suppliers located in Bangladesh and Vietnam in addition to our original source in China. The products from our new suppliers meet our quality standards with competitive pricing, but also mitigate to some extent the current 85% tariff rates as of November 10, 2025 from China placed on various Chinese made steel products imported into the United States.

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

Pet, Fencing and Other Operating Segment

We have concentrated on building a customer base for lawn, garden, and pet related products. Fencing is our largest component of this segment. The home improvement business is seasonal, with higher levels of sales occurring between February and August. Inventory buildup occurs until the start of the season in February and then gradually declines to seasonal low levels at the end of the summer.

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

We own the patents and manufacturing rights connected with the Adjust-A-Gate® and Fit-Right™ products, which are the gate support systems for wood, vinyl, chain link, and composite fences, in addition to our trade secret industry practices and well-known trademarked brands. We believe the ownership of these patents and trademarks is an important competitive advantage for these and certain other products. We completed our purchase of the full global trademark rights for Adjust-A-Gate® and filed its registration with the US Patent and Trademark Office in February 2023. As of the close of fiscal 2025, the Company owns 7 US Patents and 1 patent application pending in the US, CA, and MX pertaining to its fencing products.

Backlog orders have typically not been a factor in this business as customers may place firm priced orders for products for shipments to take place three to four months in the future which gives us time to order, manufacture and receive the goods at our warehouse in time to fulfil the customer’s order.

Industrial Wood Products - Greenwood

Greenwood is a wholesale distributor of a variety of specialty wood products. Current products are focused on the transportation industry. Greenwood’s total sales for fiscal 2025 and 2024 were 9% and 8%, respectively, of total Company sales.

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

We ended regular operations at JCSC effective August 31, 2023 and have sold all of our remaining seed inventory. Seed storage operations continued through July 2024.

We have listed the JCSC property for sale or lease. The surplus property consists of 11.6 acres of land and 109,500 square feet of buildings. One of the buildings is specialized for the seed industry, while most are metal warehouse buildings with power, allowing a wide array of possible uses. The property is currently zoned “Rural Industrial” (RIND), which allows for use of the existing property, or development of the site, as approved by Washington County. While the original listed sale price of the property was based on both the perceived value of the property and the potential for a rezoning of the property for higher value uses, over the last year, the local economy has weakened and lessened the short-term needs for the local municipalities to create new housing and industrial land. Therefore, we relisted the property at a reduced listing price of $7.223 million. This is the current asking price, and there is no guarantee the property will sell for this amount, if at all. If we are able to complete a sale, the net proceeds will be reduced by brokers’ commissions, expenses related to the sale, and taxes.

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

Fencing Products

Fencing represents our largest product line. Our fencing business crafts durable, functional fencing solutions that bolster security, privacy, and beauty. Our primary products include:

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

Sustainable Products

Our Sustainable and Post-Consumer Recycled (“PCR”) bag products are sold under the MyEcoWorld® brand. It is making a tangible, positive difference to the planet by working to reduce conventional single-use plastic in our daily lives.

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

Seed Segment

The Company formerly operated agricultural seed processing, distribution and sales through JCSC. Most of this segment’s sales were derived from selling seed to distributors with a lesser amount of sales derived from cleaning seed. During the fiscal year ended August 31, 2023, the Company decided to close its JCSC seed subsidiary effective August 31, 2023. During fiscal year 2024, JCSC sold all of its seed inventory and all the moveable equipment.

Company Strategy

We began fiscal 2025 with a positive outlook and a focus on continuing to lower costs, increase sales, improve margins, introduce innovative products and monetize surplus assets. However, due primarily to the volatility and uncertainty created by the introduction of various tariffs since February 2025 and the large purchases of lumber inventory in support of one of our larger customers, our goals to grow and return to profitability in fiscal 2025 were not achieved. Accordingly, management and the Board have reformulated our strategic plan to combat the challenges encountered during fiscal 2025, and focus on our core strengths during this difficult period. We intend to concentrate our resources on our successful fencing product lines while monetizing non-core assets and disposing of excess inventory. Management and the Board are also evaluating strategic alternatives for the Company as well as its individual operating segments and assets that prioritize the Company’s overall value.

Our current strategy includes:

•	Focus on our fencing products and increase sales and improve margins;
•	Dispose of excess inventory;
•	Monetize non-core assets;
•	Improve operational efficiencies and cost structures; and
•	Seek collaborative alliances and business partnerships where appropriate.

Focus on Fencing

Fencing remains our largest and most successful product category and will be the primary focus of our operations and expenditure of resources in the near term. Building on our success with the thousands of deployed in-store display units for our Adjust-A-Gate® products, which have continued to increase visibility of our products in stores and have led to higher sales volumes, we are continuing to roll out additional in-store display units for our Lifetime Steel Post® (LTP) product at major home improvement retailers. The LTP displayers are now in 422 stores, which represents a small fraction of the potential market, both with our existing big box customers and potential new customers in the home improvement and professional market. We are also working to create new in-store displayers for our other fencing products, and tailor these new displayers to better fit in other home improvement retailers that may not have the space available for our current full-size display units. We are also continuing our innovation in this segment as we launched our low-profile Adjust-A-Gate® Unlimited product in 2025. Significant growth opportunities remain in the fencing sector, both through the expansion of our existing products into more stores, new sales channels, and through new and improved products. We are developing improvements and enhancements to our existing products, and evaluating outside products from third parties that complement our current product lines and broaden our product offerings.

The imposition of worldwide tariffs during 2025 significantly eroded our margins on many products and increased supply chain and logistics costs across the majority of our product lines. The tariffs directly impacted operating costs and had a significant negative impact on overall gross margins. In addition, many customers altered their usual purchases and deferred their orders during this period of tariff-related volatility. Many of our customers also refused to immediately accept higher prices for our products which we adjusted in response to the increased costs associated with the tariffs and global trade disruption. This resulted in an overall decrease in sales. While the Company took actions to attempt to mitigate these unforeseen events, such as pivoting to alternative suppliers outside of China through an intensive search, evaluation and onboarding process that began two years ago, and reducing headcount by nearly 30%, these measures were not sufficient to withstand the headwinds we faced in 2025. However, we believe that the global economic environment is stabilizing and that customers and supply chain partners are employing reasonable and innovative policies to maintain equilibrium and continuity of commerce. Accordingly, we intend to focus on improving margins on our core fencing products through these reestablished partnerships, new sales channels and by more controlled purchasing management.

Dispose of excess inventory

Demand for certain of our pet products remains slow as the pet market continues its overall weakness. As a result, we have excess pet inventory at our warehouse. We are working with third-party liquidators to sell this high-quality but slow-moving inventory which will provide us with cash and clear our warehousing costs for these products. We also currently have about $5 million in excess lumber inventory which we acquired to meet the terms of our contractual obligations under our consignment agreement with a major customer which they did not need before the end of last season. Additionally, this customer has since given notice of their intention to transition away from the consignment agreement in calendar 2026. Although the consignment agreement provided us with meaningful revenue, it was of very low margin and profitability. We are currently in negotiations with this customer, as well as other third parties, regarding the purchase of our excess lumber inventory.

Monetize non-core assets

Our surplus seed company property remains on the market at a list price of $7.223 million. We have also recently listed our creative laboratory building for sale at a list price of $795,000. As we intend to concentrate our business on fencing and outdoor products, we are presently evaluating all of our non-fence-related products and if they fit within our sharper focus on higher margin products. As a lower margin segment, management and the Board are currently evaluating Greenwood’s industrial wood business and considering strategic alternatives. We are also reviewing potential changes to our pet business, as the overall pet industry is expected to remain weak for the foreseeable future.

Improve operations and cost structure

Over the last several years, we have made significant investments in improving and streamlining our operational capabilities. We also realigned our workforce within our strategic objectives through the reassignment of some employees to new roles and an overall headcount reduction in 2025 of 27% year-over-year. We will continue to look for cost savings that improve our operations and increase productivity. Since February 2025, the unprecedented rise in tariffs, especially for steel and aluminum products, have substantially increased our product costs and compressed our margins. We have been able to somewhat mitigate a portion of these new tariff costs through our multi-country sourcing initiative. As retailers and consumers are becoming acclimated to the tariff-related costs, our customers are increasingly accepting the new prices which will help alleviate a portion of this cost pressure going forward. We will continue to work with our suppliers and customers to find solutions to these tariff challenges while reducing our costs as much as possible.

Seek collaborative alliances and business partnerships

As part of management’s and the Board’s strategic plan, the Company will continue to explore potential strategic options to enhance shareholder value. This may include mergers, acquisitions, divestitures, joint ventures and other business collaborations and partnerships. The Company engages from time to time in preliminary discussions with third parties regarding a variety of potential transactions. There can be no assurance that these discussions will result in definitive agreements or the completion of any transaction. We do not intend to provide further updates on these discussions unless and until a definitive agreement is reached.

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

Prior to fiscal 2024, our metal products were primarily manufactured in China and subject to the full 25% tariff rate. During fiscal 2024, we engaged suppliers in countries outside of China, including Bangladesh, Vietnam, Malaysia, and Taiwan. Products manufactured in and imported from these countries were not subject to the China-specific tariffs, but were subject to other duties and fees that are typically much lower than the then 25% tariff on Chinese manufactured metal products.

Beginning in February 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. Imported steel and aluminum products from all countries globally were assigned a new tariff rate of 25% in addition to any specific country or product rates. In early April 2025, the U.S. imposed a universal baseline 10% tariff rate on imports globally along with a list of product exemptions. As of June 4, 2025, the tariff on steel and aluminum imports was raised to 50%. Our steel products imported from countries other than China are subject to the 50% tariff rate, but not the 10% universal baseline tariff. China, however, has been assigned special rates. Tariff rates on steel products imported from China were at 95% through November 9, 2025, but were reduced to 85% as of November 10, 2025.

We are continuing our shift to suppliers outside of China which have lower tariff rates, primarily to Bangladesh and Vietnam. We currently import approximately 5% of our metal products from China. We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict with certainty the impact, if any, that these changes could have to our business, financial condition and results of operations.

Financial Management

We have continued our efforts to optimize our operations and reduce our costs. During fiscal 2025, we shifted some employees to better align our workforce with our strategic objectives, and have reduced our employee headcount by 27% year-over-year. We believe these changes will result in increased productivity and reduce our costs without compromising quality or service.

As of August 31, 2025, we had borrowed $2,101,835 against our credit line with Northrim Funding Services (“Northrim”). Under the current terms of the agreement, Northrim provides short-term operating capital by either purchasing the Company’s accounts receivable invoices or as a loan against our inventory position. The maximum we may borrow against the line is $6,000,000. As of November 28, 2025, our borrowing under this line is $4,304,853. We are currently discussing with Northrim to adjust the credit line to increase the maximum borrowing computation which would provide us with additional financial flexibility and to raise the maximum amount available to us. There is no assurance that we will be able to obtain the desired increases in our credit line, which could have a material adverse impact on our business and financial condition.

Due to the continued uncertainly and higher costs stemming from the high tariff levels, we expect fiscal 2026 to remain challenging. We will continue to focus on our operational strengths while reducing costs where possible in our efforts to increase our sales and margins and return to profitability.

In addition, we are currently evaluating several different strategies to strengthen our liquidity position. These strategies may include, but are not limited to, disposition of certain non-core assets and unused real property, renegotiation of our credit line with Northrim and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. There can be no assurance that we will be successful in achieving these strategies. See “Management’s Discussion and Analysis – Liquidity and Capital Resources” for additional information.

Customer Concentration

The top ten customers were responsible for 97% and 88% of total Company sales for the years ended August 31, 2025 and August 31, 2024, respectively. Also, the Company’s two largest customers were responsible for 74% and 67% of total Company sales for the years ended August 31, 2025 and August 31, 2024, respectively.

Employees

As of August 31, 2025 we had 45 full-time employees (August 31, 2024 – 62 full-time employees). By segment these employees were located as follows: JCC – 32 (2024 – 40) Greenwood – 2 (2024 – 2), and JC USA – 11 (2024 - 20). At the end of fiscal 2023, we ceased regular operations at JCSC. Four of the JCSC employees were transferred to JCC, and the remainder were terminated and offered transition assistance. We continue to evaluate our ongoing staffing needs, and during fiscal 2024 and 2025 we reduced our number of employees to better align with our current business operations and development.

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

Risks Related to Our Business

Due to the uncertainty of the current global tariff and trade environment, we will require additional cash to fund our operations in the near and longer term

Our management must continually evaluate whether there are conditions or events, considered in the aggregate, that raise significant concerns in our ability to manage our cash flow and our business. Failure to manage our cash inflows and outflows effectively can have a material adverse impact on our operations, ability to order products in a timely manner, and serve our customers effectively. The recent volatile tariff and global trade situation created many challenges for our ability to effectively manage our supply chain, product costs, customer pricing, and overall operations. In light of these developments, we believe that it is essential that we take immediate steps to strengthen our liquidity position to enable us to continue to weather the uncertainties that still exist in the global markets. Accordingly, our management and Board have reformulated our near-term and long-term strategies, which now focus on strengthening our liquidity position, which may involve selling our real estate assets and excess inventory, as well as increasing our borrowing capacity under our credit line with Northrim or securing alternative financing. We are dependent on our credit line which permits us to borrow funds against accounts receivable and inventory. However, our present borrowing is approaching the maximum allowed under the credit line’s current funding calculations. Although we are in discussions with Northrim to increase the amount of credit available to us, we are still in need of additional funding to bolster our cash availability for the near and long term. There can be no assurance that these discussions will result in an increase in borrowing capacity, which, if it does not, would have a material adverse effect on our ability to operate our business in the normal course and significantly impact our ability to order product for the upcoming Spring selling season, which would in turn negatively impact our operations, our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty.

We need additional funding to shield us from the continuing challenges that have severely impacted us and other companies as a result of the recent tariff and global economic situation, execute our business plan and continue operations in the normal course. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets at below market prices, delay purchasing of products, or cease or curtail operations, which could materially harm our business, financial condition and results of operations. There can be no assurance that we will be able to raise the capital when we need it to continue our operations.

Any substantial doubt about our ability to continue as a going concern may affect the price of our common stock, may impact our relationship with third parties with whom we do business, including our customers, vendors, lenders and employees, and may impact our ability to raise additional capital.

Needed financing may not be available to us on acceptable terms, or at all. Our ability to obtain additional financing will be subject to several factors, including market conditions, our operating performance and investor sentiment and any financial or operating covenants required. These factors may make the timing, amount, terms or conditions of additional financing unattractive, even if available. If we cannot generate sufficient funds from operations or raise additional capital on a timely basis when needed, our growth or operations could be impeded and our ability to continue as a going concern would be materially impacted.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to operate in the normal course and if we cannot satisfy our liquidity needs, we may be forced to seek protection under the bankruptcy code.

Although we have reduced our capital budget, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we need to purchase inventory in anticipation of our upcoming Spring selling season. If we cannot submit and pay for purchase orders in a timely manner, our ability to provide product and satisfy demand may be impaired. We can provide no assurance that our current liquidity is sufficient to allow us to continue to operate our business or meet our projected operating needs or that we will be able to raise needed capital through real estate, inventory and assets sales. In the event we cannot obtain additional capital or alternative financing on acceptable terms, we may need to reduce the scale of our operations, which may result in curtailing non-profitable business lines and business lines that do not contribute significantly to profitability. If we cannot obtain sufficient liquidity to operate in the normal course, we may be forced to seek protection under the U.S. Bankruptcy Code, including initiating liquidation proceedings thereunder, in which event, our business operations would continue, but under the supervision of the bankruptcy court. It is possible that a trustee would be appointed or elected by creditors to liquidate our assets for distribution in accordance with the priorities established by the bankruptcy code.

We have a history of operating losses and may not be able to achieve or sustain profitability in the future; we are substantially dependent on our ability to successfully market and sell our products at reasonable margins.

We have, in recent years, operated at a loss and have been highly dependent on sales of higher margin products. However, the imposition of significant tariffs on goods manufactured in most countries outside the U.S. has substantially eroded historical and projected margins, and in some cases, have resulted in costs that could not be passed on as price increases. Our prospects for achieving and sustaining profitability in the future will depend primarily on how successful we are in increasing sales, prices and margins. If we are not successful in executing our business plan, we may not achieve or sustain profitability and even if we do so, we may not meet sales and margin expectations. Also, even if we are successful in executing our business plan, our ability to achieve and sustain profitability in the future will also depend on our ability to manage our operating costs, and profitability may fluctuate from period to period due to our level of investments in sales and marketing, promotional activities, inventory purchases and timing of supply chain logistics and payments.

Our restructurings and associated organizational changes may not adequately reduce our expenses and our inability to satisfy our liquidity needs, may lead to additional workforce attrition, and may cause operational disruptions.

We have recently experienced workforce attrition in various functions across our business, which may be attributable to our prior corporate restructurings, our current business circumstances, a combination of both, or other factors. Our efforts to adjust our operations with the reduced workforce may not be successful in preventing disruption to our business, and with the reduced workforce, we lack redundancy in important functions across our business. We are increasingly relying on the services of contract sales representatives or other similar arrangements in response to substantial sales force attrition. Further loss of one or more of our key employees, additional loss of multiple employees in particular functions, and/or our inability to attract replacement or additional qualified personnel could substantially impair our ability to operate our business and implement our business plan, which would have a material adverse effect on our business and financial condition, as well as our stock price.

In the event we are unable to satisfy our liquidity needs, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees will be limited. The loss of services of members of our senior management team and other key employees could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Governmental actions, such as tariffs, and/or foreign policy actions could adversely and unexpectedly impact our business.

Since the bulk of our products are supplied from other countries, political actions by either our trading country or our own domestic policy could impact both availability and cost of our products. Currently, we see this in regard to tariffs being levied on foreign sourced products entering into the United States, including from China. The continuing tariffs by the United States on certain goods, including steel and aluminum products, in addition to country specific tariffs, including China, has the effect of increasing our costs and negatively affecting our business. There also exists the possibility of new or increased tariffs being levied on manufactured goods imported into the United States. We cannot control the duration or depth of such actions which may increase our product costs which would in turn reduce our margins and potentially decrease the competitiveness of our products. These actions could have a negative effect on our business, results of operations, or financial condition.

We also face uncertainty in the interpretation of new tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict with certainty the impact, if any, that these changes could have to our business, financial condition and results of operations. However, the imposition of various tariffs since February 2025 has had a significant negative impact on our costs, margins and financial condition.

If our top customers were lost, we could experience lower sales volumes.

For the fiscal year ended August 31, 2025 our top ten customers represented 97% of our total sales, Our single largest customer was responsible for 39% of our total sales and our two largest customers were responsible for 74% of total sales in 2025. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

We are dependent upon third-party manufacturers and suppliers for substantially all of our products

We do not have any manufacturing capabilities and rely on a limited number of contract manufacturers located outside the United States for the majority of our products. Our reliance on contract manufacturers involves certain risks, including:

•	Production disruptions or delays at the factory as a result of political instability, labor unrest, mechanical issues, natural disasters, or pandemic outbreaks;
•	Capacity constraints;
•	Inability to control the quality of the finished products;
•	Inability to control manufacturing and delivery schedules; and
•	Inability to supply products due to increased costs related to imposition of significant tariffs.

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

We purchase our products from other vendors and a delay in shipment from these vendors to us could cause significant delays in our delivery to our customers. Such disruptions may include adjustments to ocean shipping schedules, labor strikes or other job-related actions by workers within the supply chain, geopolitical unrest, longshoreman or rail strikes, geopolitical unrest, or government actions. This could result in a decrease in sales orders to us and we would experience a loss in profitability. Additionally, certain of our customers may impose penalties for orders not delivered on time, which could be significant and have a material adverse effect on our margins and financial results.

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

Our fencing and outdoor products are primarily bought by consumers during the spring and summer. The majority of our revenues and income from these products occur during our 3rd and 4th quarters of our fiscal year (March through August). Demand for these products is highly affected by the weather. Adverse weather, including abnormally wet conditions or unseasonably hot or cold temperatures, can negatively affect demand for our products and cause our customers to delay, or reduce, their orders. This would have a negative effect on our business, results of operations, or financial condition.

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

Our products may have issues that could lead to product liability claims

The products we manufacture and distribute expose us to potential product liability risks. Although we seek to insure against such risks, there can be no assurance that such insurance coverage will be sufficient to cover any claims or adverse legal judgements, and our costs to defend any litigation could be significant. A successful product liability claim in excess of our insurance coverage could have a material negative effect on our business and financial condition. In addition, it could significantly increase our costs of this insurance on commercially reasonable terms or make it unavailable to us altogether.

We depend on sophisticated information technology systems to operate our business and a cyberattack or other breach of these systems, or a system error, could have a material adverse effect on our business and results of operations.

We are increasingly and substantially dependent upon information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, process, and transmit sensitive data on our networks and systems, including our proprietary or confidential business information and personal information with respect to our employees, customers, and our business partners. In the ordinary course of our business, this type of data is also collected, stored, processed, and transmitted on the networks and systems of business partners and vendors from whom we purchase software and/or technology-based services.

The size and complexity of our and third-party information technology systems and infrastructure, and their connection to the Internet, make such systems potentially vulnerable to service interruptions, system errors leading to data loss, data theft, unauthorized disclosure, and/or cyberattacks. These incidents could result from inadvertent or intentional actions or omissions by our employees and consultants, or those of our business partners and vendors, or from the actions of third parties with criminal or other malicious intent. Notwithstanding our efforts to combat cyber threats, including through the use of third party software, consultants and monitoring agents, as with most other companies, our information technology systems have been, and will likely continue to be, subject from time to time to computer viruses, malicious codes, unauthorized access, and other forms of cyberattack, and we expect the sophistication and frequency of such efforts to continue to increase.

We are increasingly relying on the networks and systems of third-party vendors as we seek to migrate the storage and processing of business and other information from our own computer servers and networks to “cloud”-based storage and software systems and services maintained by third-party vendors. While we believe there are potential cost savings and other benefits from this migration strategy, we do not control how third-party vendors maintain their networks and systems, what technology they implement to protect their systems from cyber-attack or other malicious behavior, or what corrective or remedial measures they would take in response to service issues or a criminal or other malicious attack. Also, many of these vendors are large, well-known technology companies that maintain substantial volumes of information for a large number of companies, and whose systems may therefore be larger targets for criminal or other malicious actors as compared to our own networks and systems. Accordingly, our migration to third-party networks and system could increase the risk that business and other information maintained by us could be subject to a breach, theft, unauthorized disclosure, or other forms of cyberattacks even if we are not specifically targeted.

Breaches of information technology systems and technology can be difficult to detect, and any delay in identifying any such incidents may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, and monitor such systems and infrastructure on an ongoing basis for any current or potential threats through sophisticated third party cyber defense companies, there can be no assurance that these measures will prevent the type of incidents that could have a material adverse effect on our business and results of operations.

On October 15, 2025, we learned that a threat actor had gained unauthorized access to portions of our information technology (“IT”) environment and claimed to have unlawfully accessed certain Company information and data. We immediately activated our cyber incident response plan to contain the intrusion, assess and investigate the incident and implement remedial measures. We also immediately notified law enforcement, including the FBI, and retained external cybersecurity experts to assist. Based on our investigation to date, we believe that the cybersecurity incident consisted of unauthorized access and deployment of encryption and monitoring software by a third party to a portion of our internal corporate IT systems. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions, which we voluntarily took offline as a precautionary measure. Based on the information reviewed to date, we believe the unauthorized activity has been contained and we were able to bring the impacted portions of our IT systems and individual computer devices back online and operate at full capacity within a week of detection of the unauthorized access.

Although we ascertained that certain information was exfiltrated, we are still investigating the extent of compromise of any sensitive information contained within the accessed IT systems. However, it is believed that the threat actors unlawfully accessed certain computer systems and exfiltrated images of video meetings and computer screens that may contain sensitive information. The threat actors have threatened to release this information publicly if we did not provide them with a monetary payment, which we did not. The threat actors have made public certain of our information and that of some of our vendors and customers. However, we do not believe that the threat actor was able to infiltrate the computer systems of any of our customers or vendors. We have taken additional cybersecurity measures in response to this incident including closing off the point of unlawful access and bolstering our cyber defensive capabilities, including use of third party cybersecurity experts. At this time, we believe that the costs associated with these activities will be largely covered by our cyber security insurance policy and that the disruption to our operations will likewise be covered by adequate insurance. However, there can be no assurance that our insurance carriers will accept liability under these policies, in which event, we would be compelled to pay the expenses of our cyber experts directly, which would increase our costs and have a material adverse effect on our future financial performance.

As the investigation of the incident is ongoing, the full scope, nature and ultimate impact of the incident are not yet completely known. We have no current evidence that any personally identifiable information of any employees, customers, suppliers or vendors has been compromised, but our analysis and review of the potential compromised systems and data continues.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and our failure to comply with data protection laws and regulations could lead to government actions, which could cause our business and reputation to suffer.

Evolving state, federal, and foreign laws, regulations and industry standards regarding privacy and security apply to our collection, use, retention, protection, disclosure, transfer and other processing of personal data. Privacy and data protection laws may be interpreted and applied differently from country to country and state to state in the U.S. and may create inconsistent or conflicting requirements, which can increase the costs incurred by us in complying with such laws, which may be substantial. For example, the European Data Protection Regulation (“GDPR”) imposes a broad array of requirements for processing personal data, including elevated disclosure requirements regarding collection and use of such data, and the California Consumer Privacy Act (“CCPA”) substantially expands privacy obligations of many businesses, including requiring new disclosures to California consumers, imposing new rules for collecting or using information about minors and affording consumers the right to know whether their data is sold or disclosed, the right to request that a company delete their personal information, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Like the GDPR, the CCPA establishes potentially significant penalties for violation. The California Privacy Rights Act (“CPRA”), which became operational on July 1, 2023, expands on the CCPA, creating additional consumer rights and protections, including the right to correct personal information, the right to opt out of the use of personal information in automated decision making, the right to opt out of sharing consumer’s personal information for cross-context behavioral advertising, and the right to restrict use of and disclosure of sensitive personal information. Similar restrictions are also included in the privacy laws of other states in the U.S.

We are evaluating our privacy program as a result of these privacy laws, and it is likely we will incur additional expense and investment of resources in our efforts to comply. If we are unable to implement a suitable compliance program relating to these or future privacy laws and regulations, we may face increased exposure to regulatory actions, including substantial fines and penalties.

We have identified significant deficiencies in our internal controls. If we are unable to remediate these deficiencies, or if we experience additional significant deficiencies or material weaknesses and are unable to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business, negatively affect investor confidence in the Company, and subject us to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our audit of our financial statements for the year ended August 31, 2025. Based on this process, we identified the following significant deficiencies in our internal controls:

•	The company did not maintain effective controls over certain aspects of financial reporting process including year-end reconciliations of the consignment inventory balances held and year end cut-off procedures, because of the company restructuring that occurred during the year.
•	Implementation of formal process surrounding average costing for inventory held due to certain economic pressures including significant tariffs passed for import products from China, where some of the Company's main suppliers are located.

Although these deficiencies do not rise to the level of material weaknesses and no material weaknesses have been identified, and our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2025, our management is undertaking remediation measures to ensure that our disclosure controls and procedures remain effective.

However, we cannot guarantee that in the future we will not identify any material weaknesses or significant deficiencies in connection with this ongoing process, which could result in significant expense to remediate any such deficiencies. Additionally, any inability to report our financial results accurately could result in untimely filing of our public reports, a halt in trading of our securities, shareholder lawsuits and regulatory inquiry or investigations.

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

Risks Related to Our Common Shares

We may issue additional shares of common stock, securities convertible into common stock, or securities with superior rights to our common stock, in the future, including to raise capital, for strategic transactions, or to attract and retain employees, which would have a dilutive effect on existing stockholders.

The issuance of a substantial number of additional shares of our common stock, securities convertible into common stock, or securities with superior rights to our common stock, or the perception that such sales could occur, could have a material adverse effect on the market price of our common stock. In addition, future sales and issuances of our common stock will result in dilution to our existing stockholders, and new investors could gain rights superior to those of our existing stockholders. This dilution would reduce the ownership percentage and voting power of existing stockholders and could also cause a decline in earnings per share, which could further reduce the market price of our common stock.

If we raise additional funds by selling preferred stock or securities, including debt securities, convertible into shares of our common stock, the new shares may have rights, preferences or privileges senior to those of the rights of our existing common shares. If common shares are issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. The result of these actions would be a decrease of each present shareholder’s relative percentage interest in our Company.

Our stock price may be volatile and you may lose all or a part of your investment.

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. The average daily trading volume of our common stock was approximately 9,300 shares on NASDAQ for the fiscal year ended August 31, 2025. With this limited trading volume, investors could find it difficult to purchase or sell our common stock or experience significant volatility in the price of our common stock.

Our stock price could fluctuate significantly due to a number of factors, including:

•	issuance of additional shares of our common stock or securities convertible into shares of our common stock, and the expected dilution to our stockholders resulting therefrom, which may occur upon the refinancing of our debt or in connection with other capital raising transactions;
•	regulatory developments in the U.S. and foreign countries;
•	sales of substantial amounts of our stock or short selling activity by investors;
•	variations in our anticipated or actual operating results;
•	conditions or trends in our industry generally; and
•	events that affect, or have the potential to affect, general economic conditions, including but not limited to political unrest, global trade wars, natural disasters, acts of war, terrorism, or disease outbreaks.

Many of these factors are beyond our control, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. If our revenues in any particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our operating results to suffer. If our operating results in any future period fall below the expectations of securities analysts or investors, our stock price may fall by a significant amount.

Future sales of our common stock by shareholders could cause our stock price to decline, and future issuances of common stock could cause substantial dilution.

If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Sales of substantial amounts of shares of our common stock in the public market by our executive officers, directors, 5% or greater stockholders or other stockholders, or the prospect of such sales, could adversely affect the market price of our common stock. To the extent that option holders exercise outstanding options or we issue additional shares in the future, there may be further dilution and the sales of shares into the marketplace could cause our stock price to drop further.

We will continue to incur substantial costs and obligations as a result of being a public company.

As a publicly-traded company, we will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), regulations related thereto and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will continue to increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

We are subject to reporting and other obligations under applicable Canadian securities laws, SEC rules and the rules of the Nasdaq Stock Market. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources. Moreover, any failure to maintain effective internal controls could cause us to fail to meet our reporting obligations or result in material misstatements in our consolidated financial statements. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially harmed, which could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

--- No Disclosure Necessary ---

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Board recognizes the critical importance of maintaining the trust and confidence of our customers, suppliers, business partners and employees. Our Board and our Audit Committee are actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes, and practices are fully integrated into our ERM program and are based on recognized frameworks and applicable established industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•	technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
•	training and awareness programs for employees that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	a third-party risk management process for service providers, suppliers, and vendors.

Notwithstanding the measures we have put in place internally and through third party industry experts, on October 15, 2025, we learned that a threat actor had gained unauthorized access to portions of our information technology (“IT”) environment and claimed to have unlawfully accessed certain Company information and data. We immediately activated our cyber incident response plan to contain the intrusion, assess and investigate the incident and implement remedial measures. We also immediately notified law enforcement, including the Federal Bureau of Investigation (FBI), and retained external cybersecurity experts to assist. Based on our investigation to date, we believe that the cybersecurity incident consisted of unauthorized access and deployment of encryption and monitoring software by a third party to a portion of our internal corporate IT systems. The incident caused disruptions and limitation of access to portions of our business applications supporting aspects of our operations and corporate functions, which we voluntarily took offline as a precautionary measure. Based on the information reviewed to date, we believe the unauthorized activity has been contained and we were able to bring the impacted portions of our IT systems and individual computer devices back online and operate at full capacity within a week of detection of the unauthorized access.

Although we ascertained that certain information was exfiltrated, we are still investigating the extent of compromise of any sensitive information contained within the accessed IT systems. However, it is believed that the threat actors unlawfully accessed certain computer systems and exfiltrated images of video meetings and computer screens that may contain sensitive information. The threat actors released a portion of this information publicly and that of some of our vendors and customers since we had not acceded to their demand for a monetary payment. However, we do not believe that the threat actor was able to infiltrate the computer systems of any of our customers or vendors. We have taken additional cybersecurity measures in response to this incident including closing off the point of unlawful access and bolstering our cyber defensive capabilities. We believe that there will be additional costs associated with these activities but that the disruption to our operations and the costs associated with our cybersecurity experts will largely be covered by adequate insurance. However, there can be no assurance that our insurance carriers will accept liability under these policies, in which event, we would be compelled to pay the expenses of our cyber experts directly, which would increase our costs and have a material adverse effect on our future financial performance.

As the investigation of the incident is ongoing, the full scope, nature and ultimate impact of the incident are not yet completely known. We have no current evidence that any personally identifiable information of any employees, customers, suppliers or vendors has been compromised, but our analysis and review of the potential compromised systems and data is continuing.

Governance

Our Board is engaged in the oversight of cybersecurity threat risk management. Additionally, the Audit Committee regularly receives updates on cybersecurity risks and the security and operations of our information technology systems from our Chief Financial Officer. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Management is responsible for developing cybersecurity programs. Our expertise in IT and cybersecurity generally has been gained from a combination of education, best practices and prior experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above. As evidenced by the cybersecurity incident described above, no combination of defensive measures are infallible. However, we are confident that we have established robust and reasonable measures and defenses consistent with industry standards and our Company’s operations and use of internet-related systems. While this landscape is continually changing, we attempt to be knowledgeable and flexible with regard to the protection of our data and that of our partners.

ITEM 2. PROPERTIES

Our executive offices are located at 32275 NW Hillcrest Street, North Plains, Oregon. The 5.6 acre facility, which is owned, consists of 55,250 square feet of covered space (10,000 office and 47,250 warehouse), a little over three acres of paved yard space, and was originally completed in October 1995. A 12,000 square foot warehouse expansion was completed in fiscal 2017. In fiscal 2021, we completed the conversion of 2,000 square feet of older warehouse space into 4,000 square feet of office and meeting space on two levels. The facility provides office space for JC USA, including all of our executive offices, and is used as a distribution center to service the customer base for JCC and Greenwood. During fiscal 2022, we leased an additional 4,700 square feet of warehouse space located in North Plains, Oregon.

During fiscal 2010, we purchased a 2,000 square foot building adjacent to our main facilities that previously housed a seed testing lab located at 31895 NW Hillcrest Street, North Plains, Oregon. We formerly leased the property for $729 per month until the expiration of the lease on January 4, 2010. At that time, the Company exercised its option to buy the land and building for a total cost of $150,946. In fiscal 2020, we renovated this building into an innovation center which focuses on new product development. The Company has since moved the operations formerly located in this building into its executive office space, and has recently listed this building for sale at a listing price of $795,000.

The property associated with JCSC, which is owned, consists of 11.6 acres of land, 105,000 square feet of buildings, rolling stock, and equipment. It was used for seed processing and storage. It is located at 31345 NW Beach Road, Hillsboro, Oregon, which is adjacent to North Plains, Oregon. With the closure of JCSC’s business, the property is considered surplus to our needs and is currently listed for sale or lease at a listing price of $7,223,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently unaware of any material pending legal proceedings to which we are party or of which our property is the subject. However, we may at times in the future become involved in litigation in the ordinary course of business, which may include actions related to or based on our intellectual property and its use, customer claims, employment practices and employee complaints and other events arising out of our operations. When appropriate in management’s estimation, we will record adequate reserves in our financial statements for pending litigation. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our reputation, operations, and our financial operating results or overall financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations. We are not currently involved in any significant legal proceedings.

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

Table No. 1

NASDAQ Capital Market

Common Shares Trading Activity

(US Dollars)

Period Ended	Volume	High	Low	Closing

Monthly
September 2025	326,800	$3.71	$3.39	$3.44
August 2025	286,500	4.02	3.46	3.61
July 2025	351,900	3.96	3.32	3.50
June 2025	63,600	3.96	3.71	3.73
May 2025	107,600	4.15	3.49	3.84
April 2025	330,200	4.70	3.26	3.95

Quarterly
Three months ended August 31, 2025	702,000	$4.02	$3.32	$3.61
Three months ended May 31, 2025	576,200	4.92	3.26	3.95
Three months ended February 28, 2025	501,200	5.41	4.06	4,62
Three months ended November 30, 2024	472,800	5.08	3.97	4.28

Three months ended August 31, 2024	319,800	$5.69	$3.86	$4.61
Three months ended May 31, 2024	289,000	5.71	4.58	5.36
Three months ended February 29, 2024	301,000	6.35	4.89	5.27
Three months ended November 30, 2023	261,100	4.99	4.50	4.86

Annually
Fiscal year ended August 31, 2025	2,252,200	$5.41	$3.26	$3.61
Fiscal year ended August 31, 2024	1,170,900	6.35	3.86	4.61
Fiscal year ended August 31, 2023	1,249,200	6.54	3.70	4.52
Fiscal year ended August 31, 2022	842,000	13.74	5.50	6.36
Fiscal year ended August 31, 2021	1,305,400	12.00	7.23	10.60

Holders

Computershare Investor Services Inc. which is located in Vancouver, British Columbia, Canada is the registrar and transfer agent for our common shares.

On November 20, 2025 there were 30 registered stockholders and 3,518,119 of our common shares outstanding.

Dividends

We have not declared any dividends since incorporation and we do not anticipate that we will do so in the foreseeable future. Our present policy is to retain earnings for use in our operations and expansion of our business. There are no current restrictions that limit our ability to pay dividends on common equity or that are likely to do so in the future. Any dividends paid by us to U.S. stockholders would be subject to Canadian withholding tax.

Recent Sales of Securities: Use of Proceeds from Securities

We have not sold securities in the last three fiscal years.

Purchases of equity securities by the issuer and affiliated purchasers

We have not repurchased any common shares during the years ended August 31, 2025 or August 31, 2024.

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

Quarterly Results

The following table summarizes quarterly financial results in fiscal 2025 and fiscal 2024. (Figures are thousands of dollars except per share amounts).

	For the Year Ended August 31, 2025
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$9,267	$9,055	$12,605	$10,371	$41,298
Gross profit	1,694	1,816	1,889	853	6,252
Net (loss)	(659)	(573)	(650)	(2,248)	(4,130)
Basic (loss) per share	$(0.19)	$(0.16)	$(0.18)	$(0.65)	$(1.18)
Diluted (loss) per share	$(0.19)	$(0.16)	$(0.18)	$(0.65)	$(1.18)

	For the Year Ended August 31, 2024
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Sales	$9,806	$8,229	$15,896	$13,214	$47,145
Gross profit	1,956	2,065	2,951	1,912	8,884
Net income (loss)	1,292	(534)	155	(191)	722
Basic earnings (loss) per share	$0.37	$(0.15)	$0.04	$(0.05)	$0.21
Diluted earnings (loss) per share	$0.37	$(0.15)	$0.04	$(0.05)	$0.21

*	Fiscal 2025 quarterly per share earnings were calculated using weighted average number of common shares outstanding as of August 31, 2025 of 3,512,975 (2024 – 3,504,802). The sum of the quarterly earnings per share may not equal the full year earnings per share due to the use of the full year’s weighted average share figure and rounding.

RESULTS OF OPERATIONS

Our fiscal 2025 results were disappointing, as we are challenged by the increasing import tariffs, continued negative consumer sentiment, and certain operational matters discussed below. These issues significantly reduced our revenues, and negatively impacted our margins and operating results. Sales for fiscal 2025 declined by $5,847,036, or 12%, to $41,298,140. Our net loss for fiscal 2025 was ($4,130,092), or ($1.18) per share.

The most serious issue currently affecting our business operations remains the new worldwide import tariffs, primarily on our imported metal products. Since the imposition of these new tariffs began in February 2025, they have caused immense turmoil in our markets, both directly and indirectly. In addition to eroding consumer confidence, the impacts include increases to our supply chain and logistics costs. These higher costs resulted in a double-digit negative impact on our overall gross margins across the majority of our product lines. We have been able to somewhat mitigate a portion of these new tariff costs through our multi-country sourcing initiative. We recently began production of our Lifetime Steel Posts® in lower-tariffed Vietnam which should help us reduce our direct tariff costs and meet the higher demand for the product from the continuing roll-out of our in-store displayers.

These rapid and unpredictable changes to the tariff rates required significant attention from our management and financial teams, which diverted time and effort from our other operational requirements. As an example, the global rate on steel and tariff imports from all countries was set at 25% in March 2025. On May 30th, it was announced that the rate would double to 50% and take effect in just 5 days. This left us with no time to plan or adjust import shipments, some of which were already in transit. When they left our suppliers, they were budgeted for one rate, but when they arrived on U.S. soil that rate had since doubled.

Although these higher tariff rates were announced and took effect very quickly, our ability to pass on the new tariff costs to our customers was limited. Our customer relationships are such that any of our price increases must be consented to by the customer. The customer may not agree to any increases or negotiate lower price increases, and any changes may only be accepted after 30 to 90 days, or longer, if at all. Many of our customers did not immediately accept higher prices for our products, which we adjusted in response to the increased costs associated with the tariffs and global trade disruption. By September, those remaining customers agreed to accept shipments with the higher prices which were implemented in the following weeks.

The frequent changes to tariff rates since February also caused some of the price changes we instituted in response to become obsolete before we could pass them on to our customers. This forced us to spend time to recalculate the new prices and begin the process of presenting them to, and negotiating with, our customers again, which further affected our ability to recapture our higher costs through increasing our sale prices. This resulted in an overall decrease in sales and forced us to temporarily absorb much of these higher tariff-related costs.

Although we consult with experts and legal counsel to accurately interpret how to properly apply the new tariff rates to our products to ensure compliance and to make sure our prices remain cost competitive, many of our customers paused their purchasing because of the general uncertainty about the tariffs and their costs. They have been reluctant to make long-term purchases at contracted prices that may decline based on rapidly changing tariff rates. Although both retailers and consumers will eventually adjust their buying to accept higher prices over time, it dampens demand in the short-term. These increased costs and the ongoing uncertainty over tariff assignments and rates will likely continue to negatively affect our margins and demand for certain of our products from our customers into fiscal 2026.

While the Company took actions to attempt to mitigate these unforeseen events, such as pivoting to alternative suppliers outside of China through an intensive search process which began two years ago, and reducing headcount by nearly 30%, these measures were not sufficient to withstand the headwinds we faced in 2025. However, we believe that the global economic environment is stabilizing and that customers and supply chain partners are employing reasonable and innovative policies to maintain equilibrium and continuity of commerce. Accordingly, we intend to focus on improving margins on our core fencing products through these reestablished partnerships, new sales channels, and by more controlled purchasing management.

During fiscal 2025, we also experienced operational issues with our agreement to supply cedar fencing to one of our larger consignment customers. Jewett-Cameron was originally founded as a lumber brokerage business, and we have maintained this segment as our product offerings have evolved over time. In 2023, we helped a major customer with their lumber supply after they lost their primary source of western red cedar fencing. At that point, we entered into a consignment program with this customer which provided them with a ready source of cedar fencing and provided us with a steadier flow of orders that stabilized the year-over-year lumber sale fluctuations that we commonly experienced as a secondary supplier to multiple big box retailers. It is customary to purchase ample supply ahead of the increase in demand each Spring, but in fiscal 2025 we failed to acquire an adequate supply to meet our actual demand. As a result, we were unable to fulfill all our customers’ orders during the third quarter, and our wood fencing sales were down 33% compared to the prior year’s third quarter. To ensure we could meet their needs for the remainder of the busy summer season, we quickly moved to secure additional Western Red Cedar from our supply partners. Unfortunately, much of the additional cedar fencing inventory was not needed by the customer. Under the consignment agreement, we are required to maintain enough inventory on hand to satisfy a maximum capacity requirement (“max cap”). This max cap, which is substantially higher than our average weekly sales, was not utilized and extended into September, which is past the fencing high demand season in these stores’ region. Therefore, we ended the 2025 fencing season with substantial excess cedar fencing inventory on hand. We have implemented important process changes to prevent other inventory shortages. However, we were informed by this customer in November 2025 of their intention to transition away from the consignment agreement in calendar year 2026. Although the consignment program provided us with meaningful revenue, it eroded the margin and profitability we were accustomed to in our cedar sales prior this consignment arrangement as it required us to purchase and hold higher levels of inventory, and the added length of time to invoice greatly reduced the profitability of these sales. We are currently in discussions with this customer, as well as other third parties, regarding the purchase of our excess lumber inventory leading up to the 2026 fence building season.

The rollout of our Lifetime Steel Posts® (“LTP”) in-store displayers continues to show successful results. The replenishment requirements for the displayers have been steady and meeting expectations. During the third quarter, we temporarily paused deploying new display units to prioritize replenishing existing display units. Capacity constraints on both production and logistics at the factories outside of China temporarily led to a limited supply of new posts. The higher tariff rates on Chinese goods caused many U.S. companies to quickly shift production to other nations, and the available logistic infrastructure in these other countries has been overtaxed by the rapid increase in production and shipping demands. Therefore, we prioritized replenishing existing display units with our temporarily limited supply of new posts.

With the success of our in-store display units for both LTP and our established Adjust-A-Gate® products, we are developing new versions of displayers for both products. Our current display units are optimized for big box retailers but many other home improvement retailers may not have the shelf or floor space to fully deploy the existing displayers. We are working on new, smaller format displays for these smaller retailers. We are also exploring developing similar units for additional products in our core product lines.

The pet market continues to suffer from low consumer demand, and we remain burdened with high inventory levels, particularly in metal crates and kennels. The market has been slow to recover, and our on-hand inventory of price-advantaged pre-tariff inventory has not received the interest from retailers we anticipated. We are now engaging with non-traditional purchasers with the intent to clear a substantial amount of this older inventory from our warehouse and recapture some of our costs. Because we expect to sell this inventory at lower prices, we increased our allowance for obsolete inventory by $650,000 in fiscal 2025 over our allowance in fiscal 2024. We are also reducing our costs, including refining our development efforts to concentrate on improving our existing products, both in design and packaging, that can potentially provide market advantages.

Our MyEcoWorld® sales increased in fiscal 2025 over fiscal 2024 as consumers continue to look for high quality sustainable products as alternatives to disposable traditional single-use plastics. Some of this increase is due to shifting our entire LuckyDog® compostable dog waste bag line to a new MyEcoWorld® product. One part of our growth strategy for this line was to enter the grocery store segment. During fiscal 2025, we secured our first placement with the launch of Pet Waste Bags into 59 Tops Friendly Markets across the Northeast beginning in late February. However, the imposition of the new tariffs beginning in February 2025 made our products less price competitive and growth in the grocery segment much more challenging. Instead, we will be focusing on expanding upon our successful introductions into big box stores where we have existing strong supplier relationships, and into foreign markets that are unburdened by the new U.S. tariffs. We have been receiving strong demand from big box stores in Mexico where the absence of U.S. tariffs has made the product very competitive.

At Greenwood, sales in fiscal 2025 rose by 2% over our sales in fiscal 2024. Although demand for transit focused products continues to rebound from the pandemic lows as more workers return to the office, a transit seat shortage during fiscal 2025 restricted new bus construction and orders for our transit products. Demand for these transit products improved as the seat shortage was largely resolved by the fourth quarter of fiscal 2025. We have recently realigned some personnel’s duties to provide support to Greenwood by working to open new sales channels and adding new customers. We still believe this segment has growth potential in both our primary transit sector and in new industrial markets. However, as we intend to concentrate our operations on the fence and outdoor segment, we are evaluating strategic alternatives for Greenwood and its industrial wood operations.

The surplus Jewett-Cameron Seed property of 11.6 acres of land and 109,500 square feet of buildings remains listed for sale. The land is currently zoned with a rural industrial classification but is well situated on a corner lot at a major interchange immediately adjacent to US Highway 26 in Hillsboro, Oregon, which is one of the region’s busiest roadways. We explored the potential rezoning of the property to other higher value permitted uses, including the inclusion within any expanded Urban Growth Boundaries (UGB). The current sluggish economic conditions within both the nearby cities and in greater Portland has reduced the previously perceived need among the nearby cities to quickly expand the UGB, including extending the boundary toward the area containing JCSC property. Therefore, any inclusion of the property in expanded UGBs or reclassification of the property from its limited rural industrial classification now appears unlikely in the short-term among the prevailing economic and political environment in the surrounding area. We have relisted the property at a price of $7.223 million. We have also recently listed for sale our innovation lab property which is now surplus to our current needs, as we have moved the operations formerly housed in the building to our nearby headquarters and warehouse in North Plains. This property contains a renovated building of 2,000 square feet of flex space, and is listed for $795,000. For both the JCSC and innovation lab properties, these are the current asking prices and there is no guarantee the properties will sell for this amount, if at all.

In October 2025, we experienced a cybersecurity incident. We learned that a threat actor had gained unauthorized access to portions of the Company’s information technology (“IT”) environment. We immediately activated our cyber incident response process to contain the intrusion, assess and investigate the incident and implement remedial measures, including retaining external cybersecurity experts and notifying law enforcement, including the Federal Bureau of Investigation. Based on the investigation to date, we believe the cybersecurity incident consisted of unauthorized access and deployment of encryption and monitoring software by a third party to a portion of the Company’s internal corporate IT systems. The incident caused disruptions and limitation of access to portions of our business applications. We believe the unauthorized activity was contained and our IT systems and individual computer devices were brought back online. As a result of the intrusion, we have taken additional cybersecurity measures. We believe that the costs associated with these activities will not be material and that the costs related to the services provided by experts and the disruption to our business will be largely covered by the Company’s insurance policies, although there can be no assurance that the insurance carriers will accept liability for these costs, in which event our costs would increase and have a material adverse effect on our future financial performance in the period in which we are required to absorb these costs.

We began fiscal 2025 with a positive outlook with a focus on continuing to lower costs, increase sales, improve margins, introduce innovative products and monetize surplus assets. However, due primarily to the volatility and uncertainty created by the introduction of various tariffs since February 2025 and the large purchases of lumber inventory in support of one of our larger customers, our goals to grow and return to profitability in fiscal 2025 were not achieved. Accordingly, management and the Board have reformulated our strategic plan to combat the challenges encountered during fiscal 2025, and focus on our core strengths during this difficult period. We intend to concentrate our resources on our successful fencing product lines while monetizing non-core assets and disposing of excess inventory. Management and the Board are also evaluating strategic alternatives for the Company as well as its individual operating segments and assets that prioritize the Company’s overall value.

We have continued our efforts to optimize our operations and reduce our costs. During fiscal 2025, we shifted some employees to better align our workforce with our strategic objectives, and have reduced our employee headcount by 27% year-over-year. We believe these changes will result in increased productivity and reduce our costs without compromising quality or service.

As of August 31, 2025, we had borrowed $2,101,835 against our credit line with Northrim Funding Services (“Northrim”). Under the current terms of the agreement, Northrim provides short-term operating capital by either purchasing the Company’s accounts receivable invoices or as a loan against our inventory position. The maximum we may borrow against the line is $6,000,000. As of November 28, 2025, our borrowings under this line is $4,304,853. We are currently discussing with Northrim to adjust the credit line to increase the maximum borrowing computation which would provide us with additional financial flexibility and to raise the maximum amount available to us. There is no assurance that we will be able to obtain the desired increases in our credit line, which could have a material adverse impact on our business and financial condition.

Due to the continued uncertainty and higher costs stemming from the high global tariff levels, we expect fiscal 2026 to remain challenging. We will continue to focus on our operational strengths while reducing costs where possible in our efforts to increase our sales and margins and return to profitability.

In addition, we are currently evaluating several different strategies to strengthen our liquidity position. These strategies may include, but are not limited to, disposition of certain non-core assets and unused real property, renegotiation of our credit line with Northrim and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. There can be no assurance that we will be successful in achieving these strategies. See “Management’s Discussion and Analysis – Liquidity and Capital Resources” for additional information.

Fiscal Years Ended August 31, 2025 and August 31, 2024

Fiscal 2025 sales totaled $41,298,140 compared to sales of $47,145,176 in fiscal 2024, which was a decrease of $5,847,036, or 12%. Our sales during the first two quarters of fiscal 2025 were flat compared to the same quarters of fiscal 2024. Beginning in February 2025, the implementation of new import tariffs, particularly on steel and aluminum products, disrupted the markets and caused both consumers and retailers to pause or suspend their purchases of affected products. The tariffs have also caused rapid price changes to reflect the higher product costs, which further caused market disruptions by delaying customer and consumer acceptance.

The tariff-driven increases in our product costs and our lower sales volumes resulted in a decline in our gross margins, which fell overall to 15.1% in fiscal 2025 from 18.8% in fiscal 2024. Our 2025 margins were also negatively affected by an increase in our obsolete inventory reserve of $650,000 to $1,200,000 from $550,000 in fiscal 2024.

Operating expenses in fiscal 2025 were reduced to $10,002,622 from $10,654,054 in fiscal 2024. Selling, general and administrative expenses were relatively flat at $3,856,829 compared to $3,887,769. Wages and employee benefits fell to $5,823,262 from $6,413,419 as we reduced our headcount in fiscal 2025 to better align with our current business levels. Depreciation and amortization totaled $322,531 compared to $352,866. Loss from operations was ($3,750,626) compared to loss of ($1,770,410) for fiscal 2024.

For fiscal 2025, other income was $306, gain on sale of property, plant, and equipment was $800, and interest expense was ($136,504) which is primarily due to interest paid for our borrowing against our line of credit. For fiscal 2024, other income of $2,450,000 was from the successfully settled arbitration case against one of our former distributors. Other items for fiscal 2024 included a gain on sale of assets of $90,787, which largely is due to the sale of JCSC equipment, and net interest income of $33,446.

Including other items, the net loss before income taxes for fiscal 2025 was ($3,886,024) compared to income before income taxes of $803,823 in fiscal 2024. Income tax expense for fiscal 2025 was ($244,068) compared to income tax expense of ($82,070) in fiscal 2024. The Company calculates income tax expense based on combined federal and state rates that are currently in effect.

Net loss in fiscal 2025 was ($4,130,092), or ($1.18) per share, compared to net income of $721,753, or $0.21 per share, for fiscal 2024. The weighted number of shares outstanding were 3,512,975 in fiscal 2025 and 3,503,221 in fiscal 2024.

Pet, Fencing and Sustainable Products - JCC

Sales for JCC in fiscal 2025 were $37,495,349 compared to sales of $43,330,737 for fiscal 2024, which represents a decline of $5,835,388, or 13%. Orders for our metal products were negatively affected tariff driven price increases and lower consumer confidence. Our wood fencing sales were down year-over-year as we were temporarily unable to fulfill all our orders early in the Spring and Summer season. Demand for our pet products remains weak, which is in line with broader trends in the pet product industry.

The following table shows a breakdown between the pet, fencing and other categories in this segment.

	Sales in Millions of Dollars			Percent of Total Sales
Fiscal Year	Pet	Fencing	Other	Pet	Fencing	Other
2025	$4,255,532	$32,269,615	$970,202	11%	86%	3%
2024	$7,566,371	$34,209,073	$1,555,293	17%	79%	4%

For fiscal 2025, JCC had an operating loss of ($4,242,719) compared to an operating loss of ($146,375) for fiscal 2024. The net loss in fiscal 2025 was negatively impacted by an increase in the allowance for obsolete inventory of $650,000 related to our older, slower moving pet inventory.

Industrial Wood Products - Greenwood

Sales in fiscal 2025 were $3,802,791 compared to sales of $3,728,165 in fiscal 2024, which is an increase of $74,626, or 2%. Sales in fiscal 2025 were negatively impacted by a seat shortage which reduced new bus construction and demand for our products, but demand for transit focused products improved as the seat shortage was largely resolved by the fourth quarter of fiscal 2025. We have recently realigned some personnel to support Greenwood by working to open new sales channels and adding new customers, both within the transit sector and in new industrial market sectors. For fiscal 2025, Greenwood had an operating loss of ($8,857) compared to operating income of $19,563 for fiscal 2024.

Seed Processing and Sales - JCSC

During fiscal 2023, we decided to close JCSC effective August 31, 2023. Sales for JCSC in fiscal 2025 were $Nil compared to sales of $86,274 in fiscal 2024, with fiscal 2024 operating income of $36,310. The fiscal 2024 revenue was derived from the sale of the remaining seed inventory and seed storage. We have disposed of the remaining seed inventory and equipment and have listed the surplus JCSC land and buildings for sale.

Corporate – JC USA

JC USA, the holding company that provides professional and administrative services for the wholly owned operating subsidiaries, had operating income of $365,552 in fiscal 2025 compared to operating income of $894,325 in fiscal 2024. The results of JC USA are inter-company transactions and are eliminated on consolidation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The recent volatile tariff and global trade situation created many challenges for our ability to effectively manage our supply chain, product costs, customer pricing, and overall operations. Failure to manage our cash inflows and outflows effectively can have a material adverse impact on our operations, ability to order products in a timely manner, and serve our customers effectively. Considering these developments, we believe that it is essential that we take immediate steps to strengthen our liquidity position to enable us to continue to weather the uncertainties that still exist in the global markets.

Although the Company will continue as a going concern as at August 31, 2025, our management and Board have reformulated our near-term and long-term strategies, which now focus on strengthening our liquidity position. We need additional funding to shield us from the continuing challenges that have severely impacted us and other companies as a result of the recent tariff and global economic situation in order to execute our business plan and continue operations in the normal course. Management is evaluating different strategies for reducing expenses, as well as pursuing financing strategies which include raising additional funds through the issuance of equity or debt securities, asset sales, and through arrangements with strategic partners. These strategies may involve selling our real estate assets and excess inventory, as well as increasing our borrowing capacity under our credit line with Northrim or securing alternative financing. We are dependent on our credit line which permits us to borrow funds against accounts receivable and inventory. However, our present borrowing is approaching the maximum allowed under the credit line’s current funding calculations. Although we are in discussions with Northrim to increase the amount of credit available to us, we are still in need of additional funding to bolster our cash availability for the near and long term. There can be no assurance that these discussions will result in an increase in borrowing capacity, which, if it does not, would have a material adverse effect on our ability to operate our business in the normal course and significantly impact our ability to order product for the upcoming Spring selling season, which would in turn negatively impact our operations, our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty.

If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets at below market prices, delay purchasing of products, or cease or curtail operations, which could materially harm our business, financial condition and results of operations. There can be no assurance that the Company will be able to sell its real estate, inventory or other assets in a timely manner or raise the capital it needs to continue operations.

We have historically funded our operations with cash flow from operations, and institutional loans or credit facility arrangements. Our principal uses of cash have been debt service, capital expenditures and working capital, and funding operations. For the year ended August 31, 2025, we incurred an operating loss of $4,130,092 and used cash in operations of $4,627,154. As of August 31, 2025, we had $2,101,835 of indebtedness and working capital of $17,026,472. As of November 28, 2025, we had approximately $4,304,853 million borrowed under our credit facility arrangement, which is near the current maximum amount we are permitted to borrow. We are currently in discussions with our lender to enhance our ability to borrow additional funds and increase the maximum borrowing capacity.

We have experienced a slower than expected sell-through of our pet inventory due to many factors, including an overall weakness in consumer demand across the entire sector and a surplus of goods in the channels commonly used to sell off this type of slow-moving, or obsolete inventory. We believe we will continue to reduce our inventory levels significantly through scaled back production, ordinary course sales of inventory, or accelerated liquidation sales. Accordingly, we have increased our inventory allowance by $650,000 for fiscal 2025 over the allowance for fiscal 2024.

In fiscal 2026, we will refocus our efforts to maximize value-enhancing business lines. However, to do this we will likely have to make investments in our working capital to support distribution with new and existing retailers coming online throughout the year. This investment in inventory ahead of sales has and may continue to put pressure on our liquidity position given the structure and terms of our credit facility, and arrangements with our customers. There can be no assurance that we will be successful in executing this strategy or that our liquidity position will not deteriorate further despite our efforts.

Fiscal Year Ended August 31, 2024

As of August 31, 2025, we had working capital of $17,026,472 compared to working capital of $20,548,093 as of August 31, 2024. The largest changes affecting working capital are a decrease in cash to $226,213 from $4,853,367, an increase in inventory of $2,728,346 to $15,885,589 from $13,157,243, and an increase in prepaid expenses to $1,000,439 from $891,690. Prepaid income taxes also increased to $180,151 from $50,326. The decrease in cash is primarily related to the increase in inventory. Prepaid expenses, which are mostly deposits paid for future inventory, increased slightly as we ordered additional metal fencing inventory for the anticipated need to replenish the in-store display units being rolled out in additional stores.

Accounts payable increased by $272,185 to $1,510,173 from $1,237,988 which is related to the timing of payments due to suppliers. Accrued liabilities declined by $317,770 to $1,083,612 from $1,401,382. Deferred tax assets declined to $3 from $341,029. Bank indebtedness, which is from our line of credit, was $2,101,835 as of August 31, 2025 (August 31, 2024 - $Nil). The amounts borrowed under the line have primarily been used to acquire inventory.

Accounts receivable and inventory represented 91% of current assets and 78% of total assets as of August 31, 2025. As of August 31, 2024, accounts receivable and inventory represented 74% of current assets and 61% of total assets. Our customers continue to pay on time, with almost all of our outstanding receivables classified as current.

For the fiscal year ended August 31, 2025, the accounts receivable collection period or DSO was 34 days compared to 28 days for the year ended August 31, 2024. Inventory turnover for the year ended August 31, 2025 was 151 days compared to 151 days for the year ended August 31, 2024.

Short-term and Long-term Debt

During fiscal 2024, we established a borrowing agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against our inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain or our assets. The line was renewed in June 2025 and now expires on June 30, 2026. As of August 31, 2025, the Company had outstanding borrowings of $2,101,835 under the line. As of November 28, 2025, the Company had outstanding borrowings of $4,304,853 under the line.

Prior to June 2024, we had a line of credit of $5,000,000 with U.S. Bank,. The line was secured by an assignment of accounts receivable and inventory. Calculation of the interest rate was based on the one-month Secured Overnight Financing Rate (SOFR) plus 157 basis points, which as of August 31, 2023 was 6.88% (5.31% + 1.57%). Indebtedness under the line as of August 31, 2023 was $1,259,259. All amounts borrowed under this line of credit were repaid in full during fiscal 2024 and the line has since been terminated.

OTHER MATTERS

Contractual Obligations and Commercial Commitments

We currently have no material contractual obligations or commercial commitments other than to suppliers of products or services in the ordinary course of business.

Inflation

Since fiscal 2021, a number of product costs have increased substantially, including raw materials, energy, and transportation/logistical related costs. These higher costs have negatively affected our gross margins. Historically, we have passed cost increases on to the customer, but the rapid rise of prices over the last several years has resulted in consumers significantly reducing discretionary spending which has made the market much more price sensitive. This has made retailers more reluctant to accept higher prices for our goods which has limited our ability to raise our selling prices quickly enough to match the rate of increase of our costs. Our ability to pass through all of the current increase in our product costs to our customers is somewhat limited and occur after such costs are first incurred. Although management is working to mitigate such cost increases through the new sourcing agreements and modifying logistic agreements, we expect that our gross margins will remain under pressure in fiscal 2026.

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through fiscal 2025 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in August 2025. In March 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busier Spring and Summer seasons. As of the end of the fiscal year ended August 31, 2025, the Company has drawn $2,101,835 against this line of credit at a current interest rate of 12.25%.

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

Active products and designs utilize either recycled or non-petroleum-based plastics to enhance recycling and composting. This includes the recently introduced compostable dog waste bag, a plant-based product that is less reliant on fossil fuels used in traditional plastic bags. We also dedicate a percentage of sales to support environmental cleanup efforts.

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

Governance

As a public company, our processes are outlined and governed by multiple regulations, including the Sarbanes-Oxley Act of 2002. Our financial controls are mapped, executed, self-audited and regularly audited by outside experts as part of our annual process. We have established risk mitigations that allow for condensed reviews of risks and impacts with our systems in place. See also Item 1C. Cybersecurity for more information.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We did not have any derivative financial instruments as of August 31, 2025, and we do not use derivative instruments for trading purposes.

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

Audited Consolidated Financial Statements: fiscal 2025 and 2024

Report of Independent Registered Accounting Firm dated December 1, 2025 (Davidson & Company LLP, Vancouver, Canada, PCAOB ID# 731)

Consolidated Balance Sheets

Balance Sheets at August 31, 2025 and August 31, 2024

Consolidated Statements of Operations

For the years ended August 31, 2025 and August 31, 2024

Consolidated Statements of Stockholders’ Equity

For the years ended August 31, 2025 and August 31, 2024

Consolidated Statements of Cash Flows

For the years ended August 31, 2025 and August 31, 2024

Notes to Financial Statements

Schedule II: Valuation and Qualifying Accounts

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

AUGUST 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Jewett-Cameron Trading Company Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jewett-Cameron Trading Company Ltd. (the “Company”) as of August 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended August 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosures to which it relates to.

Completeness and accuracy of revenue

As described in Note 11 to the financial statements, the Company recognized revenue of $41,298,140 for the year ended August 31, 2025. As more fully described in Note 2 to the financial statements of the Company recognizes revenue from the sales of lumber, building supply products, industrial wood products, specialty metal products and other specialty products. The product revenue is recognized on shipment or receipt of product depending on the agreed customer terms.

The principal considerations for our determination that the recognition of revenues is a critical audit matter are the volume of low value transactions and the significant value of total revenue recognized. This in turn leads to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence for revenues recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

•	Evaluating the appropriateness of management’s assessment of revenue recognition criteria based on the Company’s operations.
•	Performing substantive testing procedures over a sample of revenue entries to invoices, shipping documents, and cash receipts to ensure completeness, occurrence, accuracy and appropriate cut-off of revenue recognized.
•	Assessing the Company’s revenue recognition accounting policy is in accordance with US GAAP.

We have served as the Company’s auditor since 1999.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered

Professional Accountants

December 1, 2025

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

AS OF AUGUST 31

	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$226,213	$4,853,367
Accounts receivable, net of allowance of $0 (August 31, 2024 - $0)	3,863,678	3,668,815
Inventory, net of allowance of $1,200,000 (August 31, 2024 - $550,000) (note 3)	15,885,589	13,157,243
Asset held for sale (note 4)	566,022	566,022
Prepaid expenses	1,000,439	891,690
Prepaid income taxes	180,151	50,326

Total current assets	21,722,092	23,187,463

Property, plant and equipment, net (note 4)	3,643,114	3,849,800

Intangible assets, net (note 5)	111,389	112,222

Deferred tax assets (Note 6)	3	341,029

Total assets	$25,476,598	$27,490,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,510,173	$1,237,988
Bank indebtedness (note 7)	2,101,835	—
Accrued liabilities	1,083,612	1,401,382

Total liabilities	4,695,620	2,639,370

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,518,119 common shares (August 31, 2024 – 3,504,802)	830,003	826,861
Additional paid-in capital	852,510	795,726
Retained earnings	19,098,465	23,228,557

Total stockholders’ equity	20,780,978	24,851,144

Total liabilities and stockholders’ equity	$25,476,598	$27,490,514

Contingencies (Note 14)

Subsequent event (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2025	2024

SALES	$41,298,140	$47,145,176

COST OF SALES	35,046,144	38,261,532

GROSS PROFIT	6,251,996	8,883,644

OPERATING EXPENSES
Selling, general and administrative	3,856,829	3,887,769
Depreciation and amortization (notes 4, 5)	322,531	352,866
Wages and employee benefits	5,823,262	6,413,419

Total operating expenses	10,002,622	10,654,054

(Loss) income from operations	(3,750,626)	(1,770,410)

OTHER ITEMS
Other income (note 14)	306	2,450,000
Gain on sale of property, plant and equipment	800	90,787
Interest (expense) income	(136,504)	33,446
Total other items	(135,398)	2,574,233

(Loss) income before income taxes	(3,886,024)	803,823

Income taxes (note 6)
Current	(244,068)	(103,224)
Deferred recovery	—	21,154

Net income (loss) for the year	$(4,130,092)	$721,753

Basic earnings (loss) per common share	$(1.18)	$0.21

Diluted earnings (loss) per common share	$(1.18)	$0.21

Weighted average number of common shares outstanding:
Basic	3,512,975	3,503,221
Diluted	3,512,975	3,503,221

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2023	3,498,899	$825,468	$765,055	$22,506,804	$24,097,327

Shares issued pursuant to compensation plans (note 9)	5,903	1,393	30,671	—	32,064
Net Income	—	—	—	721,753	721,753

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144

Shares issued pursuant to compensation plans (note 9)	13,317	3,142	56,784	—	59,926
Net loss	—	—	—	(4,130,092)	(4,130,092)

August 31, 2025	3,518,119	830,003	852,510	19,098,465	20,780,978

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

YEARS ENDED AUGUST 31

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the year	$(4,130,092)	$721,753
Items not affecting cash:
Depreciation and amortization	322,531	352,866
Stock-based compensation expense	59,926	32,064
Gain on sale of property, plant and equipment	(800)	(90,787)
Deferred income taxes	341,026	(21,154)

Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	(194,863)	1,966,109
(Increase) decrease in inventory	(2,728,346)	5,181,805
(Increase) in prepaid expenses	(108,749)	(260,902)
(Increase) in prepaid income taxes	(129,825)	(50,326)
(Decrease) in accounts payable and accrued liabilities	(45,585)	(1,655,018)
(Decrease) in income taxes payable	—	(147,629)

Net cash and cash equivalents (used in) provided by operating activities	(6,614,777)	6,028,781

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	800	110,689
Purchase of property, plant and equipment	(115,012)	(110,540)

Net cash and cash equivalents provided by (used in) investing activities	(114,212)	149

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from (repayment of) bank indebtedness	2,101,835	(1,259,259)

Net cash and cash equivalents used in financing activities	2,101,835	(1,259,259)

Net (decrease) increase in cash and cash equivalents	(4,627,154)	4,769,671

Cash and cash equivalents, beginning of year	4,853,367	83,696

Cash and cash equivalents, end of year	$226,213	$4,853,367

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

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At August 31, 2025, cash and cash equivalents were $226,213 compared to $4,853,367 at August 31, 2024.

Accounts receivable

Trade and other accounts receivable are reported at face value, less any provisions for uncollectible accounts considered necessary. Accounts receivable primarily includes trade receivables from customers. The Company estimates doubtful accounts on an item-by-item basis and includes over aged accounts as part of allowance for doubtful accounts, which are generally ones that are ninety days or greater overdue.

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

Intangibles

The Company’s intangible assets have a finite life and are recorded at cost. Amortization is calculated using the straight-line method over the remaining life of the asset. The intangible assets are reviewed annually for impairment. In 2018, the Company was granted a patent for an update of its Adjust-a-Gate™, which extends the protection until 2033.

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

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted earnings (loss) per common share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

The earnings (loss) per share data for the fiscal years ended August 31, 2025 and 2024 are as follows:

	2025	2024

Net (loss) income	$(4,130,092)	$721,753

Basic weighted average number of common shares outstanding	3,512,975	3,503,221

Effect of dilutive securities
Stock options	—	—

Diluted weighted average number of common shares outstanding	3,512,975	3,503,221

Basic and diluted (loss) earnings per common share	$(1.18)	$0.21

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of August 31, 2025 and 2024 follows:

	2025		2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$226,213	$226,213	$4,853,367	$4,853,367
Accounts receivable, net of allowance	3,863,678	3,863,678	3,668,815	3,668,815
Accounts payable and accrued liabilities	2,593,785	2,593,785	2,639,370	2,639,370
Bank Indebtedness	2,101,835	2,101,835	—	—

The following table presents information about the assets that are measured at fair value on a recurring basis as of August 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	August 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$226,213	$226,213	$—	$—

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

3.       INVENTORY

A summary of inventory as of August 31, 2025 and 2024 is as follows:

	2025	2024

Pet, fencing and other products	$15,132,574	$12,407,495
Industrial wood products	753,015	749,748
Agricultural seed products	—	—

Inventory net	$15,885,589	$13,157,243

During the year ended August 31, 2025, the Company deducted $50,111 (fiscal 2024 - $407,348) from its inventory reserves, and added $700,111 (2024 - $459,464) to its inventory allowance for a net increase of $650,000 (2024 - $52,116) during the year.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment as of August 31, 2025 and 2024 is as follows:

	2025	2024

Office equipment	$684,473	$668,260
Warehouse equipment	1,382,818	1,285,278
Buildings	5,212,847	5,211,588
Land	158,500	158,500
	7,438,638	7,323,626

Accumulated depreciation	(3,795,524)	(3,473,826)

Net book value	$3,643,114	$3,849,800

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

In connection with the wind-up of the Company’s JCSC operations, in July 2024 the Company listed for sale its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of August 31, 2025 ($566,022 – August 31, 2024).

5.       INTANGIBLE ASSETS

A summary of intangible assets as of August 31, 2025 and 2024 follows:

	2025	2024

Intangible assets	131,405	131,405

Accumulated amortization	(20,016)	(19,183)

Net book value	$111,389	$112,222

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

6.        INCOME TAXES

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2025	2024

Computed tax at the federal statutory rate	$53,026	$92,555
State taxes, net of federal benefit	30,000	10,000
Other	3,140	669

Provision for income taxes	$86,166	$103,224

Current income taxes	$86,166	$103,224
Deferred income taxes	157,903	(21,154)
Income tax expense benefit net	$244,069	$82,070

Deferred income tax asset as of August 31, 2025 of $3 (August 31, 2024 – $341,029) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2025	2024

Deferred tax assets:
Allowance for inventory	$1,373,812	$443,913
Allowance for bad debts	—	—
Difference between book and tax depreciation	(76,399)	(13,587)

Total deferred tax assets	1,297,413	430,326
Valuation allowance	(1,210,164)	—

Net deferred tax assets	87,249	430,326

Net deferred tax liability	(87,246)	(89,297)

Combined net deferred tax asset (liability)	$3	$341,029

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

7.       BANK INDEBTEDNESS

The Company has a line of credit agreement in the form of a Contract of Sale & Assignment Agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices at a discount (“AR invoices”) or as a loan against the Company’s inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against the Company’s inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain assets of the Company. The line was renewed in 2025 and now expires on June 30, 2026. As of August 31, 2025, the Company’s indebtedness under the line of credit was $2,101,835 (August 31, 2024 - $Nil ).

Prior to June 2024, the Company formerly had a different Bank Line of Credit of $5,000,000, which was reduced from $10,000,000 in March 2024. The line was secured by an assignment of accounts receivable and inventory. Calculation of the interest rate was based on the one-month Secured Overnight Financing Rate (SOFR) of the one-month SOFR plus 157 basis points, which as of August 31, 2023 was 6.88% (5.31% + 1.57). All amounts borrowed under this former line were repaid in full during fiscal 2024.

8.        CAPITAL STOCK

Common stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

9.       RESTRICTED SHARE PLAN

The Company has a Restricted Share Plan (the “Plan”) as approved by stockholders on February 21, 2025. The Plan allows the Company to grant, from time to time, restricted shares as compensation to directors, officers, employees and consultants of the Company. The Restricted Shares are subject to restrictions, including the period under which the shares will be restricted (the “Restricted Period”) and subject to forfeiture which is determined by the Board at the time of the grant. The recipient of Restricted Shares is entitled to all of the rights of a shareholder, including the right to vote such shares and the right to receive any dividends, except that the shares granted under the Plan are nontransferable during the Restricted Period.

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the issued and outstanding number of Common Shares at the time of adoption or amendment of the Plan. As of August 31, 2025 the maximum number of shares available to be issued under the Plan was 35,181.

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

During the year ended August 31, 2025, 13,317 common shares were issued under the Plan at an average price of $4.50 per share. 750 were granted to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 12,567 common shares were granted to Officers and Employees and have a three-year Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment time. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the years ended August 31, 2025 and 2024 the 401(k) compensation expense was $230,595 and $117,319, respectively.

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

Following is a summary of segmented information for the years ended August 31:

	2025	2024
Sales to unaffiliated customers:
Industrial wood products	$3,802,791	$3,728,165
Pet, Fencing and Other	37,495,349	43,330,737
Seed processing and sales	—	86,274
	$41,298,140	$47,145,176

(Loss) income before income taxes:
Industrial wood products	$(8,857)	$19,563
Pet, Fencing and Other	(4,242,719)	(146,375)
Seed processing and sales	—	36,310
Corporate and administrative	365,552	894,325
	$(3,886,024)	$803,823

Identifiable assets:
Industrial wood products	$1,164,274	$1,069,821
Pet, Fencing and Other	18,563,411	16,286,616
Seed processing and sales	—	4,633
Corporate and administrative	5,748,913	10,129,444
	$25,476,598	$27,490,514

Depreciation and amortization:
Industrial wood products	$—	$—
Pet, Fencing and Other	85,726	73,610
Seed processing and sales	—	1,949
Corporate and administrative	236,805	277,307
	$322,531	$352,866

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

11.         SEGMENT INFORMATION (cont’d…)

	2025	2024
Capital expenditures:
Industrial wood products	$—	$—
Pet, Fencing and Other	—	—
Seed processing and sales	—	—
Corporate and administrative	115,012	110,540
	$115,012	$110,540

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the years ended August 31:

	2025	2024

Sales	$30,471,713	$31,447,052

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the fiscal years ended August 31:

	2025	2024
United States	$39,704,438	$45,206,250
Canada	1,043,245	1,734,200
Mexico/Latin America/Caribbean	550,457	173,317
Europe	—	14,000
Asia/Pacific	—	17,409
	$41,298,140	$47,145,176

All of the Company’s significant identifiable assets were located in the United States as of August 31, 2025 and 2024.

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

At August 31, 2025, two customers accounted for accounts receivable greater than 10% of accounts receivable for a total of 73%. At August 31, 2024, three customers accounted for accounts receivable greater than 10% of total accounts receivable for a total of 79%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended August 31, 2025, there were four suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $20,972,994. For the fiscal year ended August 31, 2024, there were three suppliers which each accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $17,930,397.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars)

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the years ended August 31, 2025 and 2024 are summarized as follows:

	2025	2024
Cash paid during the year for:
Interest	$172,079	$33,956
Income taxes	$26,828	$321,821

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

15.       SUBSEQUENT EVENT

a)	In October 2025, we experienced a cybersecurity incident. We learned that a threat actor had gained unauthorized access to portions of the Company’s information technology (“IT”) environment. We immediately activated our cyber incident response process to contain the intrusion, assess and investigate the incident and implement remedial measures, including retaining external cybersecurity experts and notifying law enforcement, including the Federal Bureau of Investigation. Based on the investigation to date, we believe the cybersecurity incident consisted of unauthorized access and deployment of encryption and monitoring software by a third party to a portion of the Company’s internal corporate IT systems. The incident caused disruptions and limitation of access to portions of our business applications. We believe the unauthorized activity was contained and our IT systems and individual computer devices were brought back online. As a result of the intrusion, we have taken additional cybersecurity measures. We believe that the costs associated with these activities will not be material and that the costs related to the services provided by experts and the disruption to our business will be largely covered by the Company’s insurance policies. However, there can be no assurance that the insurance carriers will accept liability for these costs, in which these additional costs may have a material adverse effect on our future financial performance.

b)	The Company has listed for sale its innovation lab property in North Plains, Oregon at a listing price of $795,000.

JEWETT-CAMERON TRADING COMPANY LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AUGUST 31, 2025

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Credited to Costs and Expenses	Deductions From Reserves	Balance at End of Year

August 31, 2025
Allowance deducted from related Balance sheet account:
Inventory	$550,000	$700,111	$100	$50,111	$1,200,000
Accounts Receivable	$—	$—	$—	$—	$—

August 31, 2024

Allowance deducted from related Balance sheet account:
Inventory	$497,884	$459,464	$—	$407,348	$550,000
Accounts Receivable	$—	$—	$—	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--- No Disclosure Necessary ---

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation our management concluded that our internal control over financial reporting was effective as of August 31, 2025.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

        --- No Disclosure Necessary ---

PART III

ITEM 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

Table No. 4 lists as of November 28, 2025 the names, ages and terms of service of each of our Directors. The Directors will serve until the next Annual Stockholders’ Meeting or until a successor is duly elected, unless the office is vacated in accordance with our Articles/By-Laws. All of the Directors are citizens of the United States.

Table No. 4 Directors

Name	Age	Date First Elected Or Appointed
Geoff Guilfoy (1) (2) (4)	75	August 2019
Charles Hopewell (1)(2)	69	February 2017
Sarah Johnson (2) (3)	46	July 2017
Chad Summers	51	November 2022
Michelle Walker (3)	51	July 2021
Mike Henningsen (3)	63	December 2022
Subriana Pierce (2)(3)	59	December 2023
Ian Wendler (1)	50	December 2023

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Governance Committee.
(4)	In September 2025, Geoff Guilfoy announced his retirement from the Board of Directors effective December 31, 2025.

Current Board Committee Chairs are Geoff Guilfoy (Audit), Charles Hopewell (Compensation) and Michelle Walker (Governance).

Table No. 5 lists, as of November 28, 2025, the names of our executive officers. The executive officers serve at the pleasure of the Board of Directors. All executive officers are residents and citizens of the United States and spend 100% of their time on the affairs of the Company.

Table No. 5 Executive Officers

			Date of
Name	Position	Age	Board Approval
Chad Summers	Chief Executive Officer	51	January 2022
Mitch Van Domelen	Chief Financial Officer and Corporate Secretary	44	January 2022

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

Mike Henningsen has extensive experience in operations and logistics. From 1999 to 2018, Mr. Henningsen was Chairman & President of Henningsen Cold Storage, a fourth-generation family business founded in 1923 headquartered in Hillsboro Oregon with logistics facilities in six states. During this period, he also held a number of positions with the International Association of Refrigerated Warehouses (IARW), including Chairman in 2008-2009. Prior to joining the family business, he served as a business banker with Wells Fargo. Mr. Henningsen received both his Bachelors of Science in Business Management and his MBA from the University of Oregon. He currently serves on the Boards of Parr Lumber Company and Willamette Windows. He also serves on the Board of Trustees of Pacific University in Forest Grove, Oregon and the Columbia River Maritime Museum in Astoria, Oregon.

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

Audit Committee Financial Expert

Geoff Guilfoy serves as the Audit Committee Chair and has been designated as the “Audit Committee Financial Expert” (as defined in applicable SEC rules) given his extensive background in oversight, financial budgeting and reporting and strategic consultation. Mr. Guilfoy is independent as that term is used in Section 240.14a-101 under the Exchange Act and as defined under NASDAQ Rule 4200(a)(15). In September 2025, Mr. Guilfoy announced his intention to retire from the Board of Directors effective December 31, 2025. The Board had appointed Charles Hopewell as a member of the Audit Committee in March 2025, and has determined that he is an “Audit Committee Financial Expert” given his previous senior executive roles, including CEO and COO, and also has appointed him as Chair of the Audit Committee effective January 1, 2026.

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

The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals required by this policy. The decisions of any Audit Committee member to whom authority is delegated to pre-approve a service shall be presented to the Audit Committee at its next scheduled meeting.

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

The current members of the Audit Committee are Geoff Guilfoy (Chair), Charles Hopewell, and Ian Wendler. Chris Karlin served on the Committee until his resignation as a Director effective March 31, 2025. Mr. Hopewell was appointed to the Audit Committee in March 2025 and will become Chair effective January 1, 2026. All members of the Audit Committee are “independent” within the meaning of applicable regulations of the SEC and Nasdaq listing rules regarding audit committee membership. The Audit Committee met four times in fiscal 2025 and five times in fiscal 2024.

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

Current members of the Compensation Committee are Charles Hopewell (Interim Chair), Sarah Johnson, Subriana Pierce and Geoff Guilfoy (who will retire effective December 31, 2025). All members of the Compensation Committee are “independent” within the meaning of applicable Nasdaq listing rules regarding compensation committee membership. The Committee met three times in fiscal 2025 and three times in fiscal 2024.

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

Current members of the Governance Committee are Michelle Walker (Chair) Sarah Johnson, Mike Henningsen, and Subriana Pierce. The Committee met five times in fiscal 2025 and five times in fiscal 2024.

Compliance with Section 16(a) of the Exchange Act

The Company has reviewed the Forms 3 and 4 furnished to the Company under Rule 16a-3(e) of the Securities Exchange Act during the most recent fiscal year and the Forms 5 furnished to the Company with respect to its most recent fiscal year, as well as any written representations received by the Company from persons required to file such forms. Management has determined there was one Form 4 report for Director Subriana Pierce that failed to be filed on a timely basis, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

Table No. 6 details compensation paid or accrued for fiscal 2025 and 2024 for the Company’s chief executive officer, each of the Company’s most highly compensated executive officers who were serving as executive officers at the end of the most recently completed financial year and whose total salary and bonus exceeds $100,000 per year.

					Long-term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Payouts	All Other Comp. (1)

Chad Summers, Chief Executive Officer
	2025	$300,000	$26,000	$—	$—	$—	$—	$36,164
	2024	$300,000	$17,133	$—	$30,000	$—	$—	$22,500

Mitch Van Domelen, Chief Financial Officer and Corporate Secretary
	2025	$191,667	$26,000	$—	$—	$—	$—	$23,000
	2024	$178,333	$53,500	$—	$—	$—	$—	$22,500
(1)	“All Other Compensation” relates to the Company’s 401K contributions for each individual, and a car allowance for Chad Summers of $13,164 for fiscal 2025.

The Company has the same 401(k) Plan for executives as for all employees: it is a dollar-for-dollar match on 10% of eligible compensation, and a non-elective discretionary contribution based on the first $45,000 of eligible compensation.

Other than participation in the Company’s Restricted Share Plan and 401(k), no funds were set aside or accrued during fiscal 2025 or 2024 to provide pension, retirement or similar benefits for directors or executive officers.

Except for our Restricted Stock Plan and 401(k) Plan, we have no material stock option plan, bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers. Officers received cash bonuses for fiscal 2025, which were determined and approved by the Board of Directors.

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the then issued and outstanding number of Common Shares at the time of the grant. During the year ended August 31, 2025, 13,317 common shares were issued under the Plan at an average price of $4.50 per share. 750 were granted to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 12,567 common shares were granted to Officers and Employees and have a three-year Restricted Period. During the year ended August 31, 2024, 5,903 common shares were issued under the Plan at an average price of $5.43 per share. 575 were granted to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 5,328 common shares were granted to Officers and Employees and have a three-year Restricted Period.

401(k) Plan

The Company has a 401(k) Plan which allows for a non-elective discretionary contribution based on the first $45,000 of eligible compensation. Beginning in fiscal 2019, the Company reduced the percentage amount of the discretionary contribution while adding a matching contribution, which is designed to encourage employees to participate with their own contributions. For the years ended August 31, 2025 and 2024 the 401(k) compensation expense was $230,595 and $117,319, respectively. The increase in the expense in fiscal 2025 from 2024 is due to the Board of Directors approving a lower discretionary contribution for fiscal 2024 than in fiscal 2025.

The contributions for Chad Summers for fiscal years 2025 and 2024 were $23,000 and $22,500, and the contributions for Mitch Van Domelen for fiscal 2025 and 2024 were $23,000 and $22,500. There are no un-funded liabilities.

Stock Options

The Company formerly had a stock option program under which stock options to purchase securities from the Company could be granted to directors and employees of the Company on terms and conditions acceptable to the regulatory authorities of Canada, notably the Ontario Securities Commission and the British Columbia Securities Commission.

During the year ended August 31, 2020, the Company’s Board of Directors approved the termination of the stock option program. No options were granted in fiscal 2025 or 2024, and the Company had no stock options outstanding as of August 31, 2025 and August 31, 2024.

Long-Term Incentive Plan / Defined Benefit or Actuarial Plan

During fiscal 2025 the Company had no Long-Term Incentive Plan (“LTIP”) and no LTIP awards were made. Also, during fiscal 2025 the Company had no Defined Benefit or Actuarial Plan.

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

Employment Contracts

Termination of Employment and Change-in-Control Arrangements

In November 2025, the Company adopted an Executive Severance and Change in Control Policy (the “Policy”). The purpose of this Policy is to provide fair and consistent severance protection to key executives of the Company in the event of certain terminations of employment, including those occurring in connection with a Change in Control of the Company. This Policy applies to the CEO and CFO of the Company.

The Policy provides severance if the Executive’s employment is terminated by the Company without Cause, or the Executive resigns for Good Reason outside a Change in Control period, upon which the Executive shall receive a minimum of 9 months salary plus one week/year of employment not to exceed 12 months in the aggregate, payable in regular payroll installments, a pro-rated annual bonus for the year of termination, continued medical and dental coverage under COBRA for the calculated severance period, and acceleration of the vesting of equity awards.

In the event the Executive’s employment is terminated without Cause or the Executive resigns for Good Reason within 12 months after a Change in Control, the Executive shall receive a minimum of 9 months salary plus one week /year of employment not to exceed 12 months in the aggregate payable in a lump sum in cash as soon as possible following termination, a pro-rated annual bonus for the year of termination, continued medical and dental coverage under COBRA for a 12 month period, and acceleration of the vesting of equity awards.

For purposes of the Policy, the following definitions apply:

•	“Cause” includes gross misconduct, willful neglect of duties, fraud, dishonesty, conviction of a felony or crime of moral turpitude, violation of material Company policy including insubordination
•	“Good Reason” means a material reduction in duties, compensation, or authority, or relocation more than 50 miles from the executive’s current work location, without the executive’s consent. The Executive must provide written notice within 30 days of the event and allow 30 days for the Company to cure.
•	“Voluntary termination” includes greater than 2 days “no show/no contact” for work, walking off the job, verbal or written notice to a supervisor that the executive is quitting.
•	“Change in Control “shall be deemed to have occurred if:
o	there is a consolidation or merger of the Company in which the Company is not the continuing or surviving corporation; or there is any other merger or consolidation if, after such merger or consolidation shareholders of the Company immediately prior to such merger or consolidation hold less than 50% of the voting stock of the surviving entity;
o	there is a sale or transfer of all or substantially all of the assets of the Company in one or a series of transactions or there is a complete liquidation or dissolution of the Company;
o	any individual or entity or group acting in concert and affiliates thereof, acquires, directly or indirectly, more than 50% of the outstanding shares of voting stock of the Company; provided that this subsection shall not apply to an underwritten public offering of the Company’s securities; or
o	there is a change in control of the Board of Directors as a result of accepting new investors with board rights or a change by more than 50% of the Board as a result of the vote of shareholders at a shareholders’ meeting held for the purpose of voting for directors.

The Compensation Committee is responsible for administration of the Policy, interpreting and enforcing its terms in its sole discretion. The Board of Directors may amend or terminate this Policy at any time; however, no change will reduce benefits for an Executive whose termination has already occurred or is pending.

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

During fiscal 2025 the following cash payments were paid to directors for their service as directors: Charles Hopewell $18,000 (2024 - $18,000); Chad Summers $Nil (2024 - $Nil); Geoff Guilfoy $12,000 (2024 - $12,000); Mike Henningsen $12,000 (2024 - $12,000); Sarah Johnson $12,000 (2024 -$12,000); Chris Karlin $7,000 (2024 - $12,000); Michelle Walker $12,000 (2024 - $12,000); Subriana Pierce $12,000 (2024 - $8,000); and Ian Wendler $12,000 (2024 - $8,000).

In November 2020, the Board of Directors approved additional compensation for Directors other than Named Executive Officer members under the Company’s Restricted Share Plan.  Directors will be granted 25 common shares for each fiscal quarter of service, with the amount earned during the year to be distributed by the end of the first fiscal quarter of the following fiscal year. Upon the recommendation of the Corporate Governance Committee, the Board has not revised non-employee director compensation for fiscal 2026, which remains as follows:

Member of the Board of Directors	$12,000 Annual Retainer ($1,000 per month)
Chair of the Board of Directors	$18,000 Annual Retainer ($1,500 per month)
Restricted Shares upon Initial Election	25 Shares/Quarter
Restricted Shares upon Re-election	25 Shares/Quarter

In fiscal 2025, the Company issued 750 common shares (2024 – 575 common shares) to directors under the Restricted Share Plan. The value of the shares issued was $3,375 (2024 - $3,122).

Executive Officer Compensation

The Company’s Compensation Committee provides advice and recommendations to the Board of Directors on compensation and benefits for executive officers. As in prior years all judgments regarding executive compensation for fiscal 2025 and 2024 were based primarily upon our assessment of each executive officer’s performance and contribution towards enhancing long-term shareowner value. The Compensation Committee relies upon judgment and not upon rigid guidelines or solely upon formulas or short-term changes in our stock price in determining the amount and mix of compensation for each executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company is a publicly owned corporation. It is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 7 shows directors, executive officers, and 5% stockholders who beneficially owned the Company’s common stock and the amount of the Company’s voting stock owned as of November 28, 2025.

Table No. 7.

Shareholdings of Directors, Executive Officers,

and 5% Stockholders

	Name	Amount of Beneficial
	and Address of	and Voting	Percent of
Class	of Beneficial Owner	Ownership	Class (1)

Common	Oregon Community Foundation (2)	888,534	25.26%
Common	Fort Nelson Partners, LP (3)	217,053	6.17%
Common	Charles E. Hopewell	19,828	0.56%
Common	Chad Summers	16,068	0.46%
Common	Mitch Van Domelen	5,897	0.17%
Common	Geoff Guilfoy	650	0.02%
Common	Sarah Johnson	650	0.02%
Common	Michelle Walker	325	0.01%
Common	Mike Henningsen	175	<0.01%
Common	Subriana Pierce	75	<0.01%
Common	Ian Wendler	75	<0.01%

Total Directors, Executive Officers, and 5% Stockholders		1,149,330	32.67%

(1)	Based on 3,518,119 shares outstanding as of November 28, 2025 and shares granted under the RSA Plan for which the individual has voting control or are issuable within the next 60 days.
(2)	Information is derived from a Form 4 filed on July 15, 2025. The address for the Oregon Community Foundation is 1221 SW Yamhill St. Suite 100, Portland, OR 97205.
(3)	Information is derived from a Schedule 13G/A filed on January 29, 2025. The address for Fort Nelson Partners is 435 N. Whittington Parkway, Suite 180, Louisville, Kentucky 40222.

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

Fees, including reimbursements for expenses and for professional services rendered by Davidson & Company, LLP Chartered Accountants to the Company were:

Principal Accountant	Fiscal Year
Fees and Services	2025	2024

Audit fees	$120,000	$110,000
Tax fees	9,750	15,238
All other fees (1)	34,000	31,000

Total	$163,750	$156,238

(1) FY 2025: $10,000 to review the Q1 Form 10-Q

$12,000 to review the Q2 Form 10-Q

$12,000 to review the Q3 Form 10-Q

(2) FY 2024: $10,500 to review the Q1 Form 10-Q

$10,500 to review the Q2 Form 10-Q

$10,000 to review the Q3 Form 10-Q

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements and Schedules:

(B) Exhibits:

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation	10-Q	1/13/2014	3.1
3.2	Articles of Incorporation of Jewett-Cameron Company.	10-Q	1/13/2014	3.2
10.1	Policy for the Recovery of Erroneously Awarded Executive Compensation as adopted on November 17, 2023	10-Q	2/28/2023	10.1
10.2	Executive Severance and Change in Control Policy				X
21	Subsidiaries of the Registrant: Refer to page 2 of this Form 10-K				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

Registrant

Dated: December 1, 2025	By: /s/ “Chad Summers” Chad Summers, Chief Executive Officer and Director Principal Executive Officer

Dated: December 1, 2025	By: /s/ “Mitch Van Domelen” Mitch Van Domelen, Chief Financial Officer and Corporate Secretary Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 1, 2025	By: /s/ “Charles Hopewell” Charles Hopewell, Chairman and Director

Dated: December 1, 2025	By: /s/ “Geoff Guilfoy” Geoff Guilfoy, Director

Dated: December 1, 2025	By: /s/ “Mike Henningsen” Mike Henningsen, Director

Dated: December 1, 2025	By: /s/ “Sarah Johnson” Sarah Johnson, Director

Dated: December 1, 2025	By: /s/ “Subriana Pierce” Subriana Pierce, Director

Dated: December 1, 2025	By: /s/ “Michelle Walker” Michelle Walker, Director

Dated: December 1, 2025	By: /s/ “Ian Wendler” Ian Wendler, Director

