Form 10-Q
period 2025-11-30
JEWETT CAMERON TRADING CO LTD
filed 2026-01-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTC	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,520,113 common shares as of January 14, 2026.

Jewett-Cameron Trading Company Ltd.

   i

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

NOVEMBER 30, 2025

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	November 30, 2025	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,036,218	$226,213
Accounts receivable, net of allowance of $0 (August 31, 2025 - $0)	3,313,266	3,863,678
Inventory, net of allowance of $3,050,000 (August 31, 2025 - $1,200,000) (Note 3)	13,526,812	15,885,589
Assets held for sale (Note 4)	901,811	566,022
Prepaid expenses	1,109,415	1,000,439
Prepaid income taxes	157,276	180,151

Total current assets	20,044,798	21,722,092

Property, plant and equipment, net (Note 4)	3,089,619	3,643,114

Intangible assets, net (Note 5)	111,181	111,389

Deferred tax assets (Note 6)	—	3

Total assets	$23,245,598	$25,476,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,204,550	$1,510,173
Bank indebtedness (Note 7)	4,233,236	2,101,835
Accrued liabilities	970,973	1,083,612

Total liabilities	6,408,759	4,695,620

Stockholders’ equity
Capital stock (Notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,518,119 common shares (August 31, 2025 – 3,518,119)	830,003	830,003
Additional paid-in capital	852,510	852,510
Retained earnings	15,154,326	19,098,465

Total stockholders’ equity	16,836,839	20,780,978

Total liabilities and stockholders’ equity	$23,245,598	$25,476,598

Subsequent events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024

SALES	$8,653,467	$9,267,001

COST OF SALES	9,732,399	7,573,099

GROSS PROFIT	(1,078,932)	1,693,902

OPERATING EXPENSES
Selling, general and administrative expenses	1,401,035	809,213
Depreciation and amortization (notes 4, 5)	77,610	81,066
Wages and employee benefits	1,227,038	1,661,768

	2,705,683	2,552,047

Loss from operations	(3,784,615)	(858,145)

OTHER ITEMS
Gain on sale of property, plant and equipment	—	800
Interest (expense) income	(129,149)	21,998

Total other items	(129,149)	22,798

Loss before income taxes	(3,913,764)	(835,347)

Income tax (expense) recovery	(30,375)	176,630

Net loss	$(3,944,139)	$(658,717)

Basic loss per common share	$(1.12)	$(0.19)

Diluted loss per common share	$(1.12)	$(0.19)

Weighted average number of common shares outstanding:
Basic	3,518,119	3,504,802
Diluted	3,518,119	3,504,802

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144

Net loss	—	—	—	(658,717)	(658,717)

November 30, 2024	3,504,802	826,861	795,726	22,569,840	24,192,427

Shares issued pursuant to compensation plans (note 9)	13,317	3,142	56,784	—	59,926
Net loss	—	—	—	(3,471,375)	(3,471,375)

August 31, 2025	3,518,119	830,003	852,510	19,098,465	20,780,978

Net loss	—	—	—	(3,944,139)	(3,944,139)

November 30, 2025	3,518,119	$830,003	$852,510	$15,154,326	$16,836,839

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,944,139)	$(658,717)
Items not involving an outlay of cash:
Depreciation and amortization	77,610	81,066
Gain on sale of property, plant and equipment	—	(800)
Write-off of property, plant and equipment	140,304	—
Deferred income taxes	3	(207,005)

Changes in non-cash working capital items:
Decrease (increase) in accounts receivable	550,412	(514,895)
Decrease (increase) in inventory	2,358,777	(334,304)
Increase in prepaid expenses	(108,976)	(86,612)
Decrease in prepaid income taxes	22,875	30,376
Decrease in accounts payable and accrued liabilities	(418,262)	(86,585)

Net cash used in operating activities	(1,321,396)	(1,777,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	—	800
Purchase of property, plant and equipment	—	(37,300)

Net cash used in investing activities	—	(36,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	2,131,401	—

Net cash provided by financing activities	2,131,401	—

Net increase (decrease) in cash	810,005	(1,813,976)

Cash, beginning of period	226,213	4,853,367

Cash, end of period	$1,036,218	$3,039,391

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

November 30, 2025

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

JC USA has the following wholly-owned subsidiaries incorporated under the laws of the State of Oregon: Jewett-Cameron Seed Company, (“JCSC”), incorporated October 2000, Greenwood Products, Inc. (“Greenwood”), incorporated February 2002, and JCC, incorporated September 2013. Jewett-Cameron Trading Company Ltd. and its subsidiaries (the “Company”) have no significant assets in Canada.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its current wholly owned subsidiaries, JC USA, JCC, and Greenwood, all of which are incorporated under the laws of Oregon, U.S.A.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At November 30, 2025, cash and cash equivalents were $1,036,218 compared to $226,213 at August 31, 2025.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

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

The earnings (loss) for the three month periods ended November 30, 2025 and 2024 are as follows:

	Three Month Periods ended November 30,
	2025	2024

Net (loss)	$(3,944,139)	$(658,717)

Basic weighted average number of common shares outstanding	3,518,119	3,504,802

Effect of dilutive securities
Stock options	—	—

Diluted weighted average number of common shares outstanding	3,518,119	3,504,802

Comprehensive income (loss)

The Company has no items of other comprehensive income or loss in any period presented. Therefore, net income or loss presented in the consolidated statements of operations equals comprehensive income or loss.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of November 30, 2025 and August 31, 2025 follows:

	November 30, 2025		August 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,036,218	$1,036,218	$226,213	$226,213
Accounts receivable, net of allowance	3,313,266	3,313,266	3,863,678	3,863,678
Accounts payable and accrued liabilities	2,175,523	2,175,523	2,593,785	2,593,785
Bank indebtedness	4,233,236	4,233,236	2,101,835	2,101,835

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of November 30, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

	November 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,036,218	$1,036,218	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

3.       INVENTORY

A summary of inventory is as follows:

	November 30, 2025	August 31, 2025

Pet, fencing, and other products	$13,026,551	$15,132,574
Industrial wood products	500,261	753,015

	$13,526,812	$15,885,589

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	November 30, 2025	August 31 2025

Office equipment	$684,473	$684,473
Warehouse equipment	1,242,514	1,382,818
Buildings	4,847,859	5,212,847
Land	100,000	158,500
	6,874,846	7,438,638

Accumulated depreciation	(3,785,227)	(3,795,524)

Net book value	$3,089,619	$3,643,114

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

During the first quarter of fiscal 2026 ended November 30, 2025, the Company wrote-off $140,304 in previously capitalized website expenses after management determined the value of the asset was impaired.

In connection with the wind-up of the Company’s JCSC operations, the Company listed for sale in July 2024 its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of November 30, 2025 ($566,022 – August 31, 2025). During the first quarter of fiscal 2026 ended November 30, 2025, the Company listed its currently unused innovation studio property for sale. This property has a carrying value of $335,789 which is recorded as an asset held for sale.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

5.       INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	November 30, 2025	August 31, 2025

Intangible assets	131,405	131,405

Accumulated amortization	(20,224)	(20,016)

Net book value	$111,181	$111,389

6.       DEFERRED INCOME TAXES

Deferred income tax asset as of November 30, 2025 of $Nil (August 31, 2025 - $3) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.       BANK INDEBTEDNESS

The Company has a line of credit agreement in the form of a Contract of Sale & Assignment Agreement with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against the Company’s inventory position. The maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 80% of the net eligible accounts but is not to exceed $6,000,000. Borrowing against the Company’s inventory is computed as an amount equal to 25% of all eligible inventory but is not to exceed $4,000,000. The maximum total draw the Company may borrow under the line is $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain assets of the Company. The line expires on June 30, 2026. As of November 30, 2025, the Company’s indebtedness under the line of credit was $4,233,236 (August 31, 2025 - $2,101,835).

8.       CAPITAL STOCK

Common Stock

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

9.       RESTRICTED SHARE PLAN

The Company has a Restricted Share Plan (the “Plan”) as approved by shareholders on February 21, 2025. The Plan allows the Company to grant, from time to time, restricted shares as compensation to directors, officers, employees and consultants of the Company. The Restricted Shares are subject to restrictions, including the period under which the shares will be restricted (the “Restricted Period”) and subject to forfeiture which is determined by the Board at the time of the grant. The recipient of Restricted Shares is entitled to all of the rights of a shareholder, including the right to vote such shares and the right to receive any dividends, except that the shares granted under the Plan are nontransferable during the Restricted Period.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

9.       RESTRICTED SHARE PLAN (cont’d...)

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the issued and outstanding number of Common Shares at the time of adoption or amendment of the Plan. As of November 30, 2025 the maximum number of shares available to be issued under the Plan was 35,181.

The Board of Directors has set the compensation for non-executive Directors under the Plan at 25 common shares for each quarter of service. The cumulative amount of shares earned each fiscal year to be granted shortly after the close of that fiscal year. Non-executive Directors also received a one-time initial grant of 225 common shares which were issued in December 2020.

During the year ended August 31, 2025, 13,317 common shares were issued under the Plan at an average price of $4.50 per share. 750 common shares were granted to Officers and Directors without a Restricted Period under the Company’s S-8 Registration Statement. 12,567 common shares were granted to Officers and Employees and have a three-year Restricted Period.

During the three-month period ended November 30, 2025, the Company issued no common shares (three months ended November 2024 – no common shares) to officers, directors and employees under the RSA.

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment period. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the three-month periods ended November 30, 2025 and 2024 the 401(k) compensation expenses were $49,217 and $76,811, respectively.

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

Following is a summary of segmented information for the three-month periods ended November 30, 2025 and 2024.

	2025	2024

Sales to unaffiliated customers:
Industrial wood products	$1,224,452	$842,033
Lawn, garden, pet and other	7,429,015	8,424,968
	$8,653,467	$9,267,001

Income (loss) before income taxes:
Industrial wood products	$125,281	$(23,830)
Lawn, garden, pet and other	(3,893,158)	(920,237)
Corporate and administrative	(145,887)	108,720
	$(3,913,764)	$(835,347)

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

11.       SEGMENT INFORMATION (cont’d...)

	2025	2024
Identifiable assets:
Industrial wood products	$967,798	$1,327,943
Lawn, garden, pet and other	16,277,528	16,682,685
Corporate and administrative	6,000,272	8,734,584
	$23,245,598	$26,745,212

Depreciation and amortization:
Industrial wood products	$—	—
Lawn, garden, pet and other	23,042	19,125
Corporate and administrative	54,568	61,941
	$77,610	81,066

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the three months ended November 30, 2025 and 2024:

	2025	2024

Sales	$6,926,555	$6,875,719

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the three months ended November 30, 2025 and 2024:

	2025	2024

United States	$8,380,204	$8,929,258
Canada	273,263	197,110
Mexico/Latin America/Caribbean	—	140,633

All of the Company’s significant identifiable assets were located in the United States as of November 30, 2025 and 2024.

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

At November 30, 2025, two customers accounted for greater than 10% of total accounts receivable for an aggregate of 72% of accounts receivable. At November 30, 2024, two customers accounted for greater than 10% of total accounts receivable for an aggregate of 52% of accounts receivable. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) November 30, 2025 (Unaudited)

12.       RISKS (cont’d…)

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the three months ended November 30, 2025, there were three suppliers that each accounted for 10% or greater of total purchases for an aggregate of $3,651,453. For the three months ended November 30, 2024, there were four suppliers that each accounted for 10% or greater of total purchases for an aggregate of $5,280,375.

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the three months ended November 30, 2025 and 2024 are summarized as follows:

	2025	2024

Cash paid during the periods for:
Interest	$129,764	$1,246
Income taxes	$7,500	$—

There were no non-cash investing or financing activities during the periods presented.

14.	SUBSEQUENT EVENT

a)	In December 2025, the Company issued 3,782 common shares to officers, directors and employees under the Company’s Restricted Share Plan. The value of these shares was $9,077.

b)	In December 2025, the Company cancelled 1,788 common shares previously issued but unvested under the Restricted Share Plan for an employee who left the Company.

c)	In December 2025, the Company and its lender Northrim agreed to modify the Company’s line of credit agreement.

Under the revised agreement:

•	Funding limits have been increased from a maximum of $6 million to a maximum of $8 million;
•	Funding of accounts receivable is based on 90% of eligible AR invoices, an increase from 80% of eligible AR invoices; and
•	Borrowings against eligible inventory (as defined in the agreements) has been increased from 25% to 50%, with a maximum borrowing limit increased from $4 million to $6.5 million.

Amounts provided by Northrim will be secured by certain of the Company’s real estate assets. Proceeds from the sale of any such assets will be used to pay down the credit line and thereafter the funding arrangement will revert to the original conditions and limits set in the original agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of November 30, 2025 and August 31, 2025 and its results of operations and cash flows for the three month periods ended November 30, 2025 and 2024 in accordance with U.S. GAAP. Operating results for the three month period ended November 30, 2025 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2026. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Business Description

We are committed to improving the lives of professionals and do-it-yourselfers with innovative products that enrich outdoor spaces in their quality, performance, and ease to work with.

The Company’s operations are classified into two reportable operating segments and the parent corporate and administrative segment, which were determined based on the nature of the products offered along with the markets being served. The segments are as follows:

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

We own the patents and manufacturing rights connected with the Adjust-A-Gate® and Fit-Right® products, which are the gate support systems for wood, vinyl, chain link, and composite fences, in addition to our trade secret industry practices and well-known trademarked brands. We believe the ownership of these patents and trademarks is an important competitive advantage for these and certain other products. We completed our purchase of the full global trademark rights for Adjust-A-Gate® and filed its registration with the US Patent and Trademark Office in February 2023. As of the close of fiscal 2025, the Company owns 7 US Patents and 1 patent application pending in the United States, Canada and Mexico pertaining to its fencing products.

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

Seed Processing and Sales - JCSC

The Company formerly operated agricultural seed processing and sales operations through its Jewett-Cameron Seed Company (“JCSC”) subsidiary. JCSC operated out of a Company-owned 11.6 acre facility located adjacent to North Plains, Oregon. We ended regular operations at JCSC effective August 31, 2023. In July 2024, we listed the JCSC property for sale or lease. The combined size of the buildings is approximately 109,500 square feet. One of the buildings is specialized for the seed industry, while most are metal warehouse buildings with power, allowing a wide array of possible uses. The property is currently zoned “Rural Industrial” (RIND), which allows for use of the existing property, or development of the site, as approved by Washington County. The current listing price for the property is $7.223 million. This is the current asking price, and there is no guarantee the property will sell for this amount, if at all. If we are able to complete a sale, the net proceeds will be reduced by brokers’ commissions, expenses related to the sale, and taxes.

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

Sustainable Products

We sell Sustainable and Post-Consumer Recycled (“PCR”) bag products under the MyEcoWorld® brand. These products are making a tangible, positive difference to the planet by working to reduce conventional single-use plastic in our daily lives.

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

Beginning in February 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. Imported steel and aluminum products from all countries globally were assigned a new tariff rate of 25% in addition to any specific country or product rates. In early April 2025, the U.S. imposed a universal baseline 10% tariff rate on imports globally along with a list of product exemptions. As of June 4, 2025, the tariff on steel and aluminum imports was raised to 50%. Our steel products imported from countries other than China are subject to the 50% tariff rate, but not the 10% universal baseline tariff. China, however, has been assigned special rates. Tariff rates on steel products imported from China were at 95% through November 9, 2025, but were reduced to 85% thereafter.

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

Results of Operations

Our operations continue to be challenged by the high levels of import tariffs, negative consumer buying trends, and certain operational issues which we are diligently working to resolve. These issues have negatively affected our first quarter results, as sales declined by 7% and our net loss was ($3,944,139), or ($1.12) per share. The current quarter’s net loss was increased by $2,208,813 for the write-down of inventory during the quarter which was primarily related to our excess lumber inventory and liquidation of certain pet inventory.

The current import tariffs, including those on imported metal products, remain a significant strain on our operations. Our markets have been tremendously disrupted, both directly and indirectly, by these new tariffs since their implementation began in February 2025. The direct impacts include cost increases to our supply chain and logistics, and indirectly by their negative effect on consumer confidence which has significantly reduced product demand. These higher costs resulted in a double-digit reduction in overall gross margins across the majority of our product lines.

The new tariffs were announced and became effective very quickly. We were required to pay these tariffs immediately upon effectiveness, but it has been difficult to pass on these higher costs to our customers in the form of price increases for our affected products. Our customers must consent to any price increases, and although we negotiate with our customers to accept higher prices, they may not immediately accept these increases, and any changes may only be accepted after 30 to 90 days, or longer, if at all. Many of our customers did not immediately accept higher prices for our products, but by September 2025, those remaining customers agreed to accept shipments with the higher prices which were implemented in the following weeks. However, the volume of these shipments remain significantly lower than in prior years, which also has negatively affected our revenues. Due to the uncertainty around tariff changes, some of our customers have resisted placing long-term purchases at contracted prices. Although our customers have slowly begun to accept higher product prices, consumers have not yet fully adjusted their expectations. This continues to restrain consumer’s elective purchases, including home improvement and pet products, which lessens demand in the near-term. It is highly probable these increased tariff related costs and their effects will continue to negatively affect our margins and demand for our products for the remainder of fiscal 2026.

We experienced operational issues with our agreement to supply cedar fencing to one of our larger consignment customers during fiscal 2025. After a major customer lost their primary source of western red cedar fencing in 2023, we entered into a consignment program with this customer. This program provided them with a ready source of cedar fencing and provided us with a steadier flow of orders that stabilized the year-over-year lumber sale fluctuations that we commonly experienced as a secondary supplier to multiple big box retailers. However, under this agreement, we were required to have a higher level of fencing inventory on hand than we had previously. During the Spring of 2025, we failed to acquire an adequate supply of fencing to meet our actual demand and were unable to fulfill all our customers’ orders during the third quarter. To ensure we could meet their needs for the remainder of the busy summer season, we quickly moved to secure additional Western Red Cedar from our supply partners to meet their forecasted level of sales for the remainder of the summer season. Unfortunately, much of the additional cedar fencing inventory was not needed as our customer’s actual level of fencing sales fell short of their forecasts as consumers restrained their elective purchases due to the price volatility in these markets, Therefore, we ended the 2025 fencing season with substantial excess cedar fencing inventory on hand. In November 2025 this customer informed us of their intention to transition away from the consignment agreement in calendar year 2026. Although the consignment program provided us with meaningful revenue, it eroded the margin, profitability, and pricing flexibility we were accustomed to in our cedar sales prior to this consignment arrangement. Due the consignment customer’s fencing sales falling short of their forecasts and the subsequent sudden cancelation of the consignment agreement, we still hold significant excess fencing inventory. Although we are actively seeking customers for this inventory, the peak fencing season has passed, and during the first quarter we recorded an inventory write-down to reflect our current expectations for being able to sell this inventory through alternative sales channels. The write-down supports our efforts to focus on our successful fencing and pet products going forward.

The pet market continues to be sluggish due to low consumer demand and high retailer inventory levels. We remain burdened with high inventory levels of bulky metal crates and kennels that incurred inflated transportation costs from the supply chain crisis. This has made their pricing less competitive while taking up valuable warehouse space. We began to liquidate this older inventory in the first quarter of fiscal 2026. Although these sales recapture some of our inventory costs and will reduce our warehousing costs, these sales are being made at a substantial discount to our historical costs which had a substantial negative effect on our first quarter margins. Although we believed we had made adequate inventory allowances in the previous fiscal year to reflect market conditions, we have recorded an additional $550,000 inventory allowance in the current quarter to reflect ‘current liquidation rates’ as the pet market remains depressed and we expect to continue the liquidation of these products in future quarters until we have sold all the excess inventory.

Sales at Greenwood rose by 45% compared to the first quarter of fiscal 2025 with improved sales margins due to new product pricing. Demand for transit related products are continuing to recover from the lows experienced during the pandemic, and the seat shortage that occurred in fiscal 2025 that slowed transit construction has been resolved. We also have ramped up sales to a new industrial non-transit customer as we continue our efforts to acquire new customers and expand our offerings in non-transit markets. However, as we intend to concentrate our operations on the fence and outdoor segment, we are evaluating strategic alternatives for Greenwood and its industrial wood operations.

We have earnestly been working to reduce our product costs. The multi-country sourcing initiative we began over two years ago has successfully mitigated some of the increased tariffs. We shifted production of our Lifetime Steel Posts® from China to lower-tariffed Vietnam which has helped reduce our direct tariff costs, but shipping and logistic costs in Vietnam remain high. To reduce those costs, we are implementing a new direct import program scheduled to begin later in fiscal 2026. This should improve our LTP and overall margins, as the rollout of our in-store display units continue to successfully grow our lower margin LTP sales, which are up nearly 30% on a dollar basis quarter over quarter.

We are also actively reducing our operating and administrative costs and selling surplus assets to better align with our anticipated revenue levels. The reduction in our work force that we conducted in fiscal 2025 resulted in a 26% reduction in our wages and employee expenses in the current quarter compared to the first quarter of fiscal 2025 without compromising quality or service. Our surplus Jewett-Cameron Seed property of 11.6 acres of land and 109,500 square feet of buildings in Hillsboro remains listed for sale at a price of $7.223 million. We have also recently listed for sale our innovation studio property which is now surplus to our current needs, as we have moved the operations formerly housed in the building to our nearby headquarters and warehouse in North Plains. This property contains a renovated building of 2,000 square feet of flex space and is listed for $795,000. For both the JCSC and innovation studio properties, these are the current asking prices and there is no guarantee the properties will sell for this amount, if at all.

During the first quarter in October 2025, we experienced a cybersecurity incident as a threat actor gained unauthorized access to portions of the Company’s information technology (“IT”) environment. We immediately activated our cyber incident response process to contain the intrusion, assess and investigate the incident, and implemented remedial measures, including retaining external cybersecurity experts and notifying law enforcement. Based on our investigation, we believe the cybersecurity incident consisted of unauthorized access and deployment of encryption and monitoring software by a third party to a portion of the Company’s internal corporate IT systems. We believe the unauthorized activity was contained and our IT systems and individual computer devices were brought back online, and we implemented additional cybersecurity measures. The incident caused disruptions and limitation of access to portions of our business applications, which affected our ability to process and ship orders for several weeks. We believe that the costs associated with these activities will not be material and that the costs related to the services provided by experts and the disruption to our business will be largely covered by the Company’s insurance policies, although there can be no assurance that the insurance carriers will accept liability for these costs, in which event our costs would increase and have a material adverse effect on our future financial performance in the period in which we are required to absorb these costs.

As of November 30, 2025, we had borrowed $4,233,236 against our credit line with Northrim Funding Services (“Northrim”). Under the current terms of the agreement, Northrim provides short-term operating capital by either purchasing the Company’s accounts receivable invoices or as a loan against our inventory position. In December 2025, subsequent to the end of the first quarter, we entered into a revised agreement with Northrim to increase our borrowing capacity under the line. Under the revised agreement, the maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 90% of the maximum eligible accounts and is not to exceed $8,000,000, which was increased from the prior 80% of the net eligible accounts and a $6,000,000 limit. Borrowing against the Company’s inventory was increased to an amount equal to 50% of all eligible inventory from the prior 25%, and the maximum amount the Company may borrow was increased to $6,500,000 from $4,000,000. Amounts provided by Northrim will be secured by certain of the Company’s real estate assets. Proceeds from the sale of any such assets will be used to pay down the credit line and thereafter the funding arrangement will revert to the original conditions and limits set forth prior to the recent amendments. The increase in our line provides us with additional flexibility to provide funds to help our operational realignment and the purchase of inventory ahead of our traditionally busier Spring and Summer seasons.

In addition to the revised credit line with Northrim, we are currently evaluating other strategies to strengthen our liquidity position. These strategies may include, but are not limited to, disposition of certain non-core assets and unused real property, and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. There can be no assurance that we will be successful in achieving these strategies. See “Management’s Discussion and Analysis – Liquidity and Capital Resources” for additional information.

Our strategic plan for the remainder of fiscal 2026 is to concentrate our resources on our successful fencing and pet product lines while monetizing non-core assets and disposing of excess inventory. Management and the Board are also evaluating strategic alternatives for the Company as well as its individual operating segments and assets that prioritize the Company’s overall value. We are also reducing our costs, including refining our development efforts to concentrate on improving our existing products, both in design and packaging, that can potentially provide market advantages. Due to the continued uncertainty and higher costs stemming from the high global tariff levels, we expect fiscal 2026 to remain challenging. We will continue to focus on our operational strengths while reducing costs where possible in our efforts to increase our sales and margins and return to profitability.

Three Months Ended November 30, 2025 and 2024

For the three months ended November 30, 2025, sales were $8,653,467 compared to sales of $9,267,001 for the three months ended November 30, 2024. This is a decrease of $613,534, or 7%. Our sales were negatively affected by the higher tariff rates and lower lumber sales in the current period combined with the continuing negative consumer sentiment. The cybersecurity incident we suffered in October also impacted our ability to process and deliver orders for several weeks which reduced our revenues during the quarter.

Sales at JCC were $7,429,015 compared to sales $8,424,968 for the three months ended November 30, 2024, which was a decrease of $995,953, or 12%. Our customers continue to be slow to accept higher prices for our products caused by inflation and tariffs, and the impacts of the cybersecurity incident also reduced our sales in October. Sales of our fencing products were up 2% from the 1st quarter in fiscal 2025, which was driven by higher sales of our LifeTime Steel Posts (LTP), although pricing for these products remained relatively static due to customers resisting price increases. This compressed our margins as our costs increased due to higher raw material, shipping and tariff costs, which also affected our revenues and margins for our other fencing products. In lumber, our consignment customer reduced their purchases in advance of their notification of terminating the agreement we received in November. For our pet products, we commenced some liquidation of our slower moving inventory which hurt our revenues and margins compared to the comparable prior year’s quarter. Operating loss for JCC was ($3,893,158) compared to an operating loss of ($920,237) for the quarter ended November 30, 2024. The loss in the current quarter included a $2,208,813 inventory write-down related to our excess lumber and liquidation of certain pet inventory. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

Sales at Greenwood for the three months ended November 30, 2025 were $1,224,452 compared to sales of $842,033 for the three months ended November 30, 2024, which was an increase of $382,419, or 45%. Demand by municipalities and transit operators continues to strengthen, while revenues were further boosted by the addition of a new non-transit industrial customer. For the quarter, Greenwood had an operating profit of $125,281 compared to an operating loss of ($23,830) for the three months ended November 30, 2024.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended November 30, 2025, JC USA had an operating loss of ($145,887) compared to operating income of $108,720 for the quarter ended November 30, 2024. The results of JC USA are eliminated on consolidation.

Gross margin for the three month period ended November 30, 2025 was negative 12.5% compared to a positive 18.3% for the three months ended November 30, 2024. The largest effects on our current margins were due to the $2,208,813 in additional inventory write-downs we took during the current quarter and a shift in our sales to a higher volume of lower margin products. Our product costs continued to rise in the quarter, particularly due to the higher import tariffs and higher shipping and logistic costs, while our ability to pass on these costs to customers remained limited as they have been slow to accept higher prices. Our margins were also negatively affected by the liquidation sales of certain of our pet inventory which began in the current quarter. Without these negative impacts, we believe our margins would have been higher but still below where we need them to be.

Operating expenses rose to $2,705,683 in the current quarter compared to $2,552,047 expended in the three months ended November 30, 2024. Selling, General and Administrative Expenses rose to $1,401,035 from $809,213 which was primarily due to higher professional fees related to the engagement of additional consultants in the period and increases to our lumber warehousing costs. Wages and employee benefits dropped significantly to $1,227,038 from $1,661,768 as we continued to reduce our headcount. Depreciation and Amortization decreased to $77,610 from $81,066.

Loss from operations for the current quarter was ($3,784,615) compared to a loss of ($858,145) for the quarter ended November 30, 2024 as the additional inventory reserves taken in the current quarter increased the quarterly loss by ($2,208,813).

Other items in the current quarter included interest expense of ($129,149) which was primarily due to interest paid on our line of credit. In the prior year’s quarter, we recorded a gain on sale of property, plant and equipment of $800 and interest income on our cash balances of $21,998.

The loss before income taxes was for the quarter ended November 30, 2025 was ($3,913,764) compared to a loss of ($835,347) for the quarter ended November 30, 2024. Income tax expense in the current quarter was ($30,375) compared to recovery of $176,630 in the prior year’s quarter. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

The net loss for the quarter ended November 30, 2025 was ($3,944,139), or ($1.12) per share, compared to a net loss of ($658,717), or ($0.19) per share, for the quarter ended November 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2025, the Company had working capital of $13,636,039 compared to working capital of $17,026,472 as of August 31, 2025, a decrease of $3,390,433.

Cash and cash equivalents totaled $1,036,218, an increase of $810,005 from cash of $226,213 as of August 31, 2025. The increase was due to the timing of collection of accounts receivable, which declined to $3,313,266 from $3,863,678, and prepaid expenses, which are largely related to down payments for future inventory purchases, which increased to $1,109,415 from $1,000,439. Inventory declined by $2,358,777 to $13,526,812 from $15,885,589 as we began liquidating our older pet inventory, and we wrote-down our older inventory by $2,208,813. Prepaid income taxes declined to $157,276 from $180,151.

Current liabilities rose to $6,408,759 from $4,695,620 as bank indebtedness increased to $4,233,236 from $2,101,835. Accounts payable declined to $1,204,550 from $1,510,173, and accrued liabilities fell to $970,973 from $1,083,612.

As of November 30, 2025, accounts receivable and inventory represented 84% of current assets and 72% of total assets compared to 91% of current assets and 78% of total assets as of August 31, 2025.

For the three months ended November 30, 2025, the accounts receivable collection period, or DSO, was 35 days compared to 41 days for the three months ended November 30, 2024. Inventory turnover to the three months ended November 30, 2025 was 166 days compared to 160 days for the three months ended November 30, 2024.

External sources of liquidity include an asset-based line of credit agreement with Northrim Funding Services (“Northrim”) which we originally established in fiscal 2024. Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. Subsequent to the end of the quarter, we completed a revised borrowing agreement with Northrim. Under the revised agreement, the maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 90% of the maximum eligible accounts and is not to exceed $8,000,000, which was increased from the prior 80% of the net eligible accounts and a $6,000,000 limit. Borrowing against the Company’s inventory was increased to an amount equal to 50% of all eligible inventory from the prior 25%, and the maximum amount the Company may borrow was increased to $6,500,000 from $4,000,000. Amounts provided by Northrim will be secured by certain of the Company’s real estate assets. Proceeds from the sale of any such assets will be used to pay down the credit line. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain or our assets. The line expires on June 30, 2026. As of November 30, 2025, we have borrowed $4,233,236 against the line at a current interest rate of 11.5%.

During the quarter, the Company issued no common shares.

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the capital available under our newly revised credit arrangement, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the next 12 months.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through fiscal 2025 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in August 2025. In March 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busier Spring and Summer seasons. As of the end of the fiscal quarter ended November 30, 2025, the Company has drawn $4,233,236 against this line of credit at a current interest rate of 11.5%.

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

Risk Factors

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

Risks Related to Our Business

Due to the uncertainty of the current global tariff and trade environment, we will require additional cash to fund our operations in the near and longer term.

Our management must continually evaluate whether there are conditions or events, considered in the aggregate, that raise significant concerns in our ability to manage our cash flow and our business. Failure to manage our cash inflows and outflows effectively can have a material adverse impact on our operations, ability to order products in a timely manner, and serve our customers effectively. The recent volatile tariff and global trade situation created many challenges for our ability to effectively manage our supply chain, product costs, customer pricing, and overall operations. In light of these developments, we believe that it is essential that we take immediate steps to strengthen our liquidity position to enable us to continue to weather the uncertainties that still exist in the global markets. Accordingly, our management and Board have reformulated our near-term and long-term strategies, which now focus on strengthening our liquidity position, which may involve selling our real estate assets and excess inventory, as well as increasing our borrowing capacity under our credit line with Northrim or securing alternative financing. We are dependent on our credit line which permits us to borrow funds against accounts receivable and inventory. Although we have successfully agreed with Northrim to increase the amount of credit available to us, we may require additional funding to bolster our cash availability in the future. There can be no assurance that we will be successful in locating additional sources of liquidity in the near term, which, if we cannot, would have a material adverse effect on our ability to operate our business in the normal course and significantly impact our ability to order product for the upcoming Spring selling season, which would in turn negatively impact our operations, our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty.

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

A contagious disease outbreak could have an adverse effect on our operations and financial condition

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

Interest Rate Risk

The Company does not have any derivative financial instruments as of November 30, 2025. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company is subject to interest rate risk as it has an asset-based line of credit whose interest rate may fluctuate over time. The Company could be subject to increased interest payments as interest rates may change based on economic conditions, as the interest is computed at the prime rate plus 4.75%, with floor of 11%. As of November 30, 2025, the Company has borrowed $4,233,236 (August 31, 2025 - $2,101,835) at an interest rate of 11.5% under this line of credit.

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

During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6.	Exhibits

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation	10-Q	1/13/2014	3.1
3.2	Articles of Incorporation of Jewett-Cameron Company.	10-Q	1/13/2014	3.2
10.1	Policy for the Recovery of Erroneously Awarded Executive Compensation as adopted on November 17, 2023	10-Q	2/28/2023	10.1
10.2	Executive Severance and Change in Control Policy	10-K	12/1/2025	10.2
21	Subsidiaries of the Registrant: Refer to page16 of this Form 10-Q				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: January 14, 2026	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: January 14, 2026	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer and Corporate Secretary

