Form 10-Q
period 2026-02-28
JEWETT CAMERON TRADING CO LTD
filed 2026-04-13
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia A1	NONE 00-0000000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTC	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,520,113 common shares as of April 13, 2026.

Jewett-Cameron Trading Company Ltd.

i

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

FEBRUARY 28, 2026

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	February 28, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$546,614	$226,213
Accounts receivable, net of allowance of $0 (August 31, 2025 - $0)	6,518,143	3,863,678
Inventory, net of allowance of $1,122,173 (August 31, 2025 - $1,200,000) (note 3)	9,595,876	15,885,589
Assets held for sale (note 4)	901,811	566,022
Prepaid expenses	1,012,351	1,000,439
Prepaid income taxes	167,401	180,151

Total current assets	18,742,196	21,722,092

Property, plant and equipment, net (note 4)	3,027,593	3,643,114

Intangible assets, net (note 5)	110,972	111,389

Deferred tax assets (Note 6)	—	3

Total assets	$21,880,761	$25,476,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$963,050	$1,510,173
Bank indebtedness (note 7)	4,275,261	2,101,835
Accrued liabilities	1,053,763	1,083,612

Total liabilities	6,292,074	4,695,620

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,520,113 common shares (August 31, 2025 – 3,518,119)	830,473	830,003
Additional paid-in capital	852,816	852,510
Retained earnings	13,905,398	19,098,465

Total stockholders’ equity	15,588,687	20,780,978

Total liabilities and stockholders’ equity	$21,880,761	$25,476,598

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Periods to the end of February		Six Month Periods to the end of February
	2026	2025	2026	2025

SALES	$10,537,210	$9,054,951	$19,190,677	$18,321,951

COST OF SALES	8,887,945	7,239,243	18,620,345	14,812,341

GROSS PROFIT	1,649,265	1,815,708	570,332	3,509,610

OPERATING EXPENSES
Selling, general and administrative expenses	1,435,093	940,168	2,836,128	1,749,380
Depreciation and amortization	62,235	81,228	139,845	162,295
Wages and employee benefits	1,263,765	1,564,799	2,490,803	3,226,567
Total operating expenses	2,761,093	2,586,195	5,466,776	5,138,242

(Loss) from operations	(1,111,828)	(770,487)	(4,896,444)	(1,628,632)

OTHER ITEMS
Other income	—	306	—	306
Interest (expense) income	(137,459)	9,096	(266,608)	31,094
Gain on sale of assets	—	—	—	800
Total other items	(137,459)	9,402	(266,608)	32,200

(Loss) before income taxes	(1,249,287)	(761,085)	(5,163,052)	(1,596,432)

Income tax recovery (expense)	359	187,991	(30,015)	364,621

Net (loss) income	$(1,248,928)	$(573,094)	$(5,193,067)	$(1,231,811)

Basic (loss) earnings per common share	$(0.35)	$(0.16)	$(1.48)	$(0.35)

Diluted (loss) earnings per common share	$(0.35)	$(0.16)	$(1.48)	$(0.35)

Weighted average number of common shares outstanding:
Basic	3,520,008	3,515,308	3,519,058	3,510,026
Diluted	3,520,008	3,515,308	3,519,058	3,510,026

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144
Shares issued pursuant to compensation plans (note 9)	13,317	3,142	56,784	—	59,926
Net loss	—	—	—	(1,231,811)	(1,231,811)

February 28, 2025	3,518,119	830,003	852,510	21,996,746	23,679,259

Net loss	—	—	—	(2,898,281)	(2,898,281)

August 31, 2025	3,518,119	830,003	852,510	19,098,465	20,780,978

Shares issued pursuant to compensation plans (note 9)	3,782	892	8,185	—	9,077
Cancelation of common stock (note 9)	(1,788)	(422)	(7,879)	—	(8,301)
Net loss	—	—	—	(5,193,067)	(5,193,067)

February 28, 2026	3,520,113	$830,473	$852,816	$13,905,398	$15,588,687

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Six Month Period at February 28,	Six Month Period at February 28,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,193,067)	$(1,231,811)
Items not involving an outlay of cash:
Depreciation and amortization	139,845	162,295
Stock-based compensation expense	776	59,926
Gain on sale of property, plant and equipment	—	(800)
Write-off of property, plant and equipment	140,304	—
Deferred income taxes	3	(395,371)

Changes in non-cash working capital items:
(Increase) in accounts receivable	(2,654,465)	(1,968,062)
Decrease (increase) in inventory	6,289,713	(1,724,523)
(Increase) in prepaid expenses	(11,912)	(593,554)
Decrease (increase) in accounts payable and accrued liabilities	(576,972)	1,306,766
Decrease in prepaid income taxes	12,750	23,251

Net cash (used in) operating activities	(1,853,025)	(4,361,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	—	800
Purchase of property, plant and equipment	—	(56,649)

Net cash used in investing activities	—	(55,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	2,173,426	—

Net cash provided by (used in) financing activities	2,173,426	—

Net increase (decrease) in cash	320,401	(4,417,732)

Cash, beginning of period	226,213	4,853,367

Cash, end of period	$546,614	$435,635

Supplemental disclosure with respect to cash flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

February 28, 2026

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2026, cash and cash equivalents were $546,614 compared to $226,213 at August 31, 2025.

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

Schedule of estimated life of assets
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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

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

The (loss) for the three and six month periods ended February 28, 2026 and 2025 are as follows:

Schedule of earnings (loss) per share
	Three Month Periods ended February 28		Six Month Periods ended of February 28
	2026	2025	2026	2025

Net (loss)	$(1,248,928)	$(573,094)	$(5,193,067)	$(1,231,811)

Basic weighted average number of common shares outstanding	3,520,008	3,515,308	3,519,058	3,510,026

Effect of dilutive securities Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,520,008	3,515,308	3,519,058	3,510,026

Comprehensive income (loss)

The Company has no items of other comprehensive income or loss in any period presented. Therefore, net income or loss presented in the consolidated statements of operations equals comprehensive income or loss.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

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

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of February 28, 2026 and August 31, 2025 follows:

Schedule of estimated fair values
	February 28, 2026		August 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$546,614	$546,614	$226,213	$226,213
Accounts receivable, net of allowance	6,518,143	6,518,143	3,863,678	3,863,678
Accounts payable and accrued liabilities	2,016,813	2,016,813	2,593,785	2,593,785
Bank indebtedness	4,275,261	4,275,261	2,101,835	2,101,835

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of February 28, 2026 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset:

Schedule of assets measured at fair value on a recurring basis
	February 28, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$546,614	$546,614	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

3.       INVENTORY

A summary of inventory is as follows:

Schedule of inventory
	February 28, 2026	August 31, 2025

Pet, fencing, and other products	$9,025,195	$15,132,574
Industrial wood products	570,681	753,015

Inventory net	$9,595,876	$15,885,589

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

Schedule of property, plant, and equipment
	February 28, 2026	August 31 2025

Office equipment	$684,473	$684,473
Warehouse equipment	1,242,514	1,382,818
Buildings	4,847,859	5,212,847
Land	100,000	158,500
	6,874,846	7,438,638

Accumulated depreciation	(3,847,253)	(3,795,524)

Net book value	$3,027,593	$3,643,114

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

During the first six months of fiscal 2026 ended February 28, 2026, the Company wrote-off $140,304 in previously capitalized website expenses after management determined the value of the asset was impaired.

In connection with the wind-up of the Company’s JCSC operations, the Company listed for sale in July 2024 its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of February 28, 2026 ($566,022 – August 31, 2025). During the first quarter of fiscal 2026 ended November 30, 2025, the Company listed its currently unused innovation studio property for sale. This property has a carrying value of $335,789 which is recorded as an asset held for sale.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

5.       INTANGIBLE ASSETS

A summary of intangible assets is as follows:

Schedule of intangible assets
	February 28, 2026	August 31, 2025

Intangible assets	131,405	131,405

Accumulated amortization	(20,433)	(20,016)

Net book value	$110,972	$111,389

6.        DEFERRED INCOME TAXES

Deferred income tax asset as of February 28, 2026 of $0 Nil (August 31, 2025 - $3) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

7.       BANK INDEBTEDNESS

The Company has a line of credit agreement in the form of a Contract of Sale & Assignment Agreement (the “Agreement”) with Northrim Funding Services (“Northrim”). Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against the Company’s inventory position.

Under the original agreement, the maximum amount of AR invoices Northrim would purchase at one time was limited to an amount equal to 80% of the net eligible accounts but was not to exceed $6,000,000. Borrowing against the Company’s inventory was computed as an amount equal to 25% of all eligible inventory but was not to exceed $4,000,000. The maximum total draw the Company could borrow under the line was $6,000,000. Interest is computed at the prime rate plus 4.75% with floor of 11% and was secured by certain assets of the Company.

In December 2025, the Company and its lender Northrim agreed to modify the Company’s line of credit agreement. Under the revised agreement:

•	Funding limits have been increased from a maximum of $6,000,000 to a maximum of $8,000,000;
•	Funding of accounts receivable is based on 90% of eligible AR invoices, an increase from 80% of eligible AR invoices; and
•	Borrowings against eligible inventory (as defined in the agreements) have been increased from 25% to 50%, with a maximum borrowing limit increased from $4,000,000 to $6,500,000.

Amounts provided by Northrim are secured by certain of the Company’s real estate assets. Proceeds from the sale of any such assets will be used to pay down the credit line and thereafter the funding arrangement will revert to the original conditions and limits set in the original agreement. Interest is computed utilizing the same formula as the original agreement.

The line of credit expires on June 30, 2026. As of February 28, 2026, the amount outstanding under the line of credit was $4,275,261 (August 31, 2025 - $2,101,835).

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the issued and outstanding number of Common Shares at the time of adoption or amendment of the Plan. As of February 28, 2026 the maximum number of shares available to be issued under the Plan was 31,399.

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

During the six-month period ended February 28, 2026, the Company issued 3,782 common shares (six months ended February 28, 2025 – 13,317 common shares) to officers, directors and employees under the RSA. The value of these shares was $9,077 (2025 - $59,926). In December 2025, the Company cancelled 1,788 common shares previously issued but unvested under the Restricted Share Plan for an employee who left the Company. These shares were valued at $8,301 which has been deducted from stockholder’s equity.

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment period. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the six-month periods ended February 28, 2026 and 2025 the 401(k) compensation expenses were $105,398 and $132,769, respectively.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

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

Following is a summary of segmented information for the six-month periods ended February 28, 2026 and 2025.

Schedule of segmented information
	2026	2025

Sales to unaffiliated customers:
Industrial wood products	$2,675,486	$1,953,665
Pet, fencing and other	16,515,191	16,368,286
	$19,190,677	$18,321,951

Income (loss) before income taxes:
Industrial wood products	$292,523	$(47,865)
Pet, fencing and other	(4,707,241)	(1,754,365)
Corporate and administration	(748,334)	205,798
	$(5,163,052)	$(1,596,432)

Identifiable Assets:
Industrial wood products	$1,128,540	$1,038,924
Pet, fencing and other	15,492,480	20,262,873
Corporate and administration	5,259,741	6,323,598
	$21,880,761	$27,625,395

Depreciation and amortization:
Industrial wood products	$—	$—
Pet, fencing and other	46,085	39,628
Corporate and administration	93,760	122,667
	$139,845	$162,295

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the six months ended February 28, 2026 and 2025:

Schedule of sales
	2026	2025

Sales	$11,254,804	$13,055,014

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) February 28, 2026 (Unaudited)

11.        SEGMENT INFORMATION (cont’d…)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the six months ended February 28, 2026 and 2025:

Schedule of sales by country
	2026	2025

United States	$18,450,524	$17,405,201
Canada	591,641	576,159
Mexico/Latin America/Caribbean	148,512	340,591

All of the Company’s significant identifiable assets were located in the United States as of February 28, 2026 and 2025.

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

At February 28, 2026, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 69%. At February 28, 2025, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 65%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the six months ended February 28, 2026, there were four suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $7,481,723. For the six months ended February 28, 2025, there were three suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $9,051,410.

13.       SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the six months ended February 28, 2026 and 2025 are summarized as follows:

Schedule of cash payments
	2026	2025

Cash paid during the periods for:
Interest	$267,223	$2,401
Income taxes	$15,000	$—

There were no non-cash investing or financing activities during the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of February 28, 2026 and August 31, 2025 and its results of operations and cash flows for the three and six month periods ended February 28, 2026 and 2025 in accordance with U.S. GAAP. Operating results for the three and six month periods ended February 28, 2026 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2026. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

•	Pet, Fencing and Other
•	Industrial Wood Products
•	Corporate and Administrative Services

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

Beginning in February 2025, the new administration in the United States began to increase tariff rates on numerous products from a range of nations. Imported steel and aluminum products from all countries globally were assigned a new tariff rate of 25% in addition to any specific country or product rates. In early April 2025, the U.S. imposed a universal baseline 10% tariff rate on imports globally along with a list of product exemptions. As of June 4, 2025, the tariff on steel and aluminum imports was raised to 50%. Our steel products imported from countries other than China are subject to the 50% tariff rate, but not the 10% universal baseline tariff. China, however, has been assigned special rates which are considerably higher than those assigned to other nations.

In February 2026, the Supreme Court of the United States ruled the President did not have the authority to impose tariffs under the International Emergency Economic Powers Act (IEEPA). This ruling invalidated certain of the current tariffs levied since February 2025, including the additional country-specific tariffs and the fentanyl related levy. However, the tariffs on imported steel and aluminum products were not affected by the ruling, as those tariffs were levied under a different section of the Trade Act which was not subject to the Court’s determination. We may be eligible to receive refunds of certain tariffs we paid that were levied under the IEEPA. If it is determined that we are eligible for refunds, the availability, amount and timing of such refunds is uncertain and subject to further developments. However, a majority of the tariffs we have paid since the new tariffs were first announced in February 2025 have been levied under Section 232, including the steel and aluminum tariff and other historic tariffs which are unaffected by this court decision. Therefore, any potential refund will only be a small percentage of the overall tariffs we have paid over the prior 12 months.

Since the Supreme Court ruling, the Presidential Administration has announced its intent to levy new sets of tariffs imposed under a different section of the Trade Act which would not fall under the IEEPA. On February 24th, a new temporary 10% global import duty took effect for 150 days. However, imports covered under Section 232 tariffs, which include the steel and aluminum products, are excluded from this additional 10% rate. On April 2, 2026, the Section 232 steel and aluminum tariffs were adjusted. Under the new rule, the Section 232 steel and aluminum tariffs were adjusted. Previously, a 50% tariff was levied on the original value of the foreign metal in the imported product. Under the new rule, the tariff rates on most imported steel and aluminum products will range from 25 to 50%, but will now be calculated on the full value of the imported products, which in some cases may potentially increase the amount of tariff due. We are currently evaluating the new tariff proclamation and how it will apply to our imported products.

It remains uncertain which countries or products may be subject to possible additional tariffs which may be levied in the future, and how they may be applied in relation to the other existing tariffs. We also face uncertainty in the interpretation of new and existing tariffs and their applicability, including with respect to customs valuation, product classification and country-of-origin determinations. Although we and our suppliers seek to comply with applicable customs laws and regulations, the application of rules regarding new tariffs can be subject to varying interpretations or future re-interpretations. It is possible that U.S. or other relevant authorities could, upon review or audit, disagree with the valuation, rules of origin or classification methods applied to certain products. Any such disagreement could result in the retroactive assessment of additional duties with interest, the imposition of penalties, or other enforcement actions without the ability to mitigate such penalties, thereby adversely affecting our operations or financial results. Furthermore, certain of our competitors may be better positioned than us to withstand or react to border taxes, tariffs or other restrictions on global trade and as a result, we may lose market share to such competitors. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the U.S. or abroad, we cannot predict with certainty the impact, if any, that these changes could have to our business, financial condition and results of operations.

Results of Operations

During the second quarter, we made important progress toward our goals to refocus on our operational strengths while reducing costs. We successfully sold the majority of our excess lumber inventory and continued to grow our Lifetime Steel Post sales through both our existing accounts and through the addition of new customers.

Our sales for the second quarter increased by $1,482,259, or 16% over Q2 2025. Our current six-month sales rose by $868,726, or 5%, over the first six months of fiscal 2025. However, approximately $2.5 million of these sales were from the liquidation of certain pet inventory and the sale of our excess cedar fencing inventory, and those sales will not be repeated in future periods. Our net loss for the second quarter was ($1,248,928), or ($0.35) per share, and our net loss for the six months was ($5,193,067), or ($1.48) per share. Our six-month results were negatively affected by an inventory write-down of $2,208,813 we took in the first quarter related to the liquidation sales.

In November 2025, we received notice from one of our largest fencing customers that they would be terminating our cedar fencing supply agreement in calendar 2026. We originally entered into a consignment agreement with this customer in 2023 after they lost their primary source of Western Red Cedar fencing. This program provided them with a ready source of cedar fencing and provided us with a steadier flow of orders that stabilized the year-over-year lumber sale fluctuations that we commonly experienced as a secondary supplier to multiple big box retailers. However, under the agreement, we were required to maintain a higher level of fencing inventory on hand than we had previously in order to quickly meet all the potential demand under the customer’s sales forecasts. During the Spring of 2025, we failed to acquire an adequate supply of fencing to meet our actual demand and were unable to fulfill all our customers’ orders during the third quarter. To ensure we could meet their needs for the remainder of the busy summer season, we quickly moved to secure additional Western Red Cedar from our supply partners to meet their forecasted level of sales for the remainder of the summer season. Unfortunately, this customer’s actual level of fencing sales for the remainder of the season fell short of their forecasts. Volatility in lumber markets during this period resulted in higher prices which led to consumers restraining their elective purchases. As a result, we ended the 2025 fencing season with excess cedar fencing inventory on hand.

With the customer’s notice they were terminating the consignment agreement, this excess inventory became surplus to our needs. This inventory was not only incurring storage costs and represented a significant drain on our available capital, it also was subject to the potential of weathering or other deterioration which would further erode its value over time. During the first quarter, we took a write-down on its value to reflect our estimates of its current value. During the second quarter we successfully negotiated with the consignment customer for them to purchase the portion of the inventory already present in their distribution facilities at the originally contracted prices. We then sold the remaining excess inventory to a lumber wholesaler. The inventory we sold to the consignment customer at the contracted prices resulted in a small profit, but the other excess inventory was sold below our cost. However, the sale of this inventory unlocked a significant amount of stranded capital which we are utilizing to acquire other inventory for our traditionally busier Spring and Summer season while reducing the need for us to borrow additional amounts under our line of credit.

Although the consignment program provided us with meaningful revenue, it eroded the margin, profitability, and pricing flexibility we were accustomed to in our cedar sales prior to this consignment arrangement. This consignment sales agreement accounted for the majority of our lumber fencing sales, but we are continuing to offer cedar fencing as we have other current customers for these products.

Import tariffs remain a significant issue for our operations. Since the implementation of the additional tariffs beginning in February 2025, our tariff costs have increased substantially. Since 2023, we have successfully migrated much of our production from China to other lower-tariffed countries. This has helped us successfully mitigate some of the 2025 tariffs, particularly the China-specific levies, that otherwise would have resulted in greater import costs.

In February 2026, the United States Supreme Court ruled that tariffs that were imposed under the International Emergency Economic Powers Act (IEEPA) were not legal. This ruling invalidated certain of the current tariffs levied since February 2025. We may be eligible to receive refunds of certain IEEPA related tariffs, but if so, any refunded amounts will be a small fraction of the overall amounts we have paid in tariffs over the last year. Most of the tariffs levied on our imported goods are unaffected by the Supreme Court ruling and remain in effect, including the 50% Section 232 steel and aluminum tariffs. As set forth above, we are currently evaluating the new Section 232 tariffs and how it will apply to our imported products. However, this change is unlikely to relieve much, if any, of the overall tariff rate on our imported metal products, and may in some cases increase the tariffs we are required to pay.

These tariffs have tremendously disrupted our markets and consumer buying habits. In addition to increasing our direct costs, the shift in manufacturing away from China has caused increases to logistical and shipping costs as the supply chains from these alternative countries are less developed than from China. These higher costs resulted in a double-digit reduction in overall gross margins across the majority of our product lines.

The implementation of the new tariffs also placed a strain on our capital position beginning in March 2025. The new tariffs became effective almost immediately after they were first announced. That gave us very little time to adjust to the higher costs, and we were required to pay these tariffs immediately upon effectiveness. This increased our cash outlays which we were not able to immediately recoup in the form of higher sales prices for the affected goods. Our customers must consent to any price increases, and although we negotiate with our customers to accept higher prices, they may not immediately accept these increases, and any changes may only be accepted after 30 to 90 days, or longer, if at all. Many of our customers did not immediately accept higher prices for our products, but by September 2025, those remaining customers agreed to accept shipments with the higher prices which began during the following weeks. However, the volume of these shipments was significantly lower than in prior years, and that trend continued in the second quarter. Due to the uncertainty around tariff changes, some of our customers have resisted placing long-term purchases at contracted prices which has further negatively affected our revenue. Although our customers have slowly begun to accept higher product prices, consumers have not yet fully adjusted their expectations. Consumer confidence has declined, and they continue to resist paying the higher product prices which restrains their elective purchases. It is highly probable these increased tariff related costs and their effects will continue to negatively affect our margins and demand for our products for the remainder of fiscal 2026.

Sales in our metal fencing were down year-over-year which is largely attributable to difficult market conditions from the tariff situation. Higher sales of our Lifetime Steel Post® (LTP) were offset by lower sales for our Adjust-A-Gate and other fencing products. Our in-store displayers continue to drive consumer engagement. We have added new customers to the display program, including orders for new in-store display units from other retailers which are shipping in the third quarter. Significant growth opportunities remain in the fencing sector, both through the expansion of our existing products into more stores and through new sales channels. We are developing improvements and enhancements to our existing products, and evaluating outside products from third parties that complement our current product lines and to expand our product offerings.

The pet market has been particularly hard hit by the weakness in consumer purchases. Pet adoptions declined drastically post-pandemic as workers returned to the office, which reduced demand for our non-consumable product offerings such as metal crates and kennels. This trend has continued as consumers continue to restrain their discretionary spending which has further depressed the overall pet market. As a result, we have been burdened with excess pet inventory above our forecasted sales, which we have been liquidating during the current six-month period. Although these sales recapture some of our inventory costs and will reduce our ongoing warehousing costs, these sales have been made at below cost which have depressed our overall margins. Although we believed we had made adequate inventory allowances in the previous fiscal year to reflect market conditions, we recorded an additional $550,000 inventory allowance in the current period to reflect the difference between our costs and the revenue from these sales. Overall, our pet sales are down about 40% year over year as retailers have sufficient inventory on hand and are currently limiting their inventory purchases.

Greenwood revenues increased by 37% compared to the first six months of fiscal 2025. Demand for transit related products continues to recover from the post-pandemic lows, and the seat shortage that slowed transit construction in fiscal 2025 has been resolved. Our sales have also risen due to a recently added non-transit industrial customer and new product pricing. We will continue to focus on acquiring new customers and expanding our offerings, particularly in non-transit markets. However, as we intend to concentrate our operations on the fence and outdoor segment, we are evaluating strategic alternatives for Greenwood and its industrial wood operations.

We are continuing our efforts to reduce our operating and administrative costs to match our anticipated future revenue levels. Due to our work force reduction in fiscal 2025, our wages and employee expenses were 23% lower in the current six-month period compared to the first six months of fiscal 2025 while not compromising our levels of quality or service. We also continue our efforts to sell surplus assets, including our surplus Jewett-Cameron Seed property and our innovation studio property, both of which remain on the market for sale at listing prices of $7.223 million and $795,000, respectively. For both properties, these are the current asking prices and there is no guarantee the properties will sell for this amount, if at all.

There has been no further incidents related to the cybersecurity intrusion we experienced in October 2025. A threat actor gained unauthorized access to portions of the Company’s information technology (“IT”) environment. We immediately activated our cyber incident response process to contain the intrusion, assess and investigate the incident, and implemented remedial measures, including retaining external cybersecurity experts and notifying law enforcement. We believe the unauthorized activity was contained and our IT systems and individual computer devices were brought back online, and we implemented additional cybersecurity measures. The incident caused disruptions and limitation of access to portions of our business applications, which affected our ability to process and ship orders for several weeks. We believe that our direct costs associated with these activities are not material as the costs related to the services provided by experts and the disruption to our business have largely been covered by the Company’s insurance policies.

In December 2025 we successfully negotiated a revised borrowing agreement with Northrim Funding Services (“Northrim”). Under the new terms, the maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 90% of the maximum eligible accounts and is not to exceed $8,000,000, which was increased from the prior 80% of the net eligible accounts and a $6,000,000 limit. Borrowing against the Company’s inventory was increased to an amount equal to 50% of all eligible inventory from the prior 25%, and the maximum amount the Company may borrow was increased to $6,500,000 from $4,000,000. Amounts provided by Northrim will be secured by certain of the Company’s real estate assets. Proceeds from the sale of any such assets will be used to pay down the credit line and thereafter the funding arrangement will revert to the original conditions and limits set forth prior to the recent amendments. The increase in our line provides us with additional flexibility to provide funds to help our operational realignment and the purchase of inventory ahead of our traditionally busier Spring and Summer seasons. In addition to the revised credit line with Northrim, we are currently evaluating other strategies to strengthen our liquidity position. These strategies may include, but are not limited to, disposition of certain non-core assets and unused real property and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. There can be no assurance that we will be successful in achieving these strategies.

Due to the continued uncertainty and higher costs stemming from the high global tariff levels and the conflict in the Middle East, we expect fiscal 2026 to remain challenging. Fuel prices have risen dramatically worldwide since the outbreak of miliary action in the Persian Gulf in March 2026. We are now beginning to incur higher shipping and logistic costs as our providers are raising their rates and implementing immediate fuel surcharges to cover their higher costs, but our ability to quickly pass on these costs to our customers is limited. We expect this will further compress our margins for the remainder of the fiscal year. In addition, periods of high fuel prices, particularly gasoline, have historically led to significant decreases in discretionary spending by American consumers which may negatively affect demand for our products during our traditionally busier Spring and Summer seasons.

We are continuing the implementation of our strategic plan to concentrate our resources on our successful fencing and pet product lines while monetizing non-core assets, including the disposal of excess inventory. Our focus remains on reinforcing our operational strengths while reducing costs where possible in our efforts to increase our sales and margins and return to profitability. Management and the Board have engaged consultants that augment our efforts to return the Company to profitability. These outside professionals have been very constructive in helping us navigate our recent challenges and refining our strategic plan. We expect we will continue to engage such services for the remainder of the fiscal year as we proceed with implementation of our plan.

We are also evaluating strategic options for the Company that prioritize the Company’s overall value. Strategic options under consideration may include mergers, acquisitions, divestitures, joint ventures and other business collaborations and partnerships that would potentially involve specific assets or business lines of the Company. There can be no assurance that these discussions will result in definitive agreements or the completion of any transaction. The Company does not intend to provide further updates on these discussions unless and until a definitive agreement is reached.

Three Months Ended February 28, 2026 and Three Months Ended February 28, 2025

Sales for the three months ended February 28, 2026 were $10,537,210 compared to sales of $9,054,951 for the three months ended February 28, 2025, which was an increase of $1,482,259, or 16%. Sales in the current quarter were increased by the higher LTP sales, higher sales at Greenwood, and the liquidation of certain pet and fencing inventory.

Sales at JCC were $9,086,177 in the three months ended February 28, 2026, compared to sales of $7,943,319 in the three months ended February 28, 2025. This represents an increase of $1,142,858, or 14%. The increase in revenue was due to higher LTP sales and higher sales at Greenwood. We also liquidated certain slow-moving pet inventory and our excess cedar fencing which was acquired prior to the termination of our consignment sales agreement with a major retailer, and those sales will not be repeated in future periods. Operating loss for the current quarter was ($814,083) compared to an operating loss of ($834,127) for the quarter ended February 28, 2025. The operating results of JCC are historically seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood were $1,451,034 compared to sales of $1,111,632 for the three months ended February 28, 2025, which is an increase of $339,402, or 31%. Demand from transit customers continue to recover from workers returning to offices. We are also receiving higher sales from non-transit customers. For the three months ended February 28, 2026, Greenwood had an operating profit of $167,242 compared to an operating loss of ($24,035) for the three months ended February 28, 2025.

JC USA is a holding company for the wholly-owned operating subsidiaries, and thus the overall results of JC USA are eliminated on consolidation. For the quarter ended February 28, 2026, JC USA had an operating loss of ($602,446) compared to an operating profit of $97,078 for the quarter ended February 28, 2025.

Gross margin for the three months ended February 28, 2026 was 15.7% compared to 20.1% as of February 28, 2025. The decrease was primarily due to the liquidation of certain pet inventory and surplus cedar fencing at prices below cost. We also sold higher volumes of lower margin products in the current period. Our costs have also continued to rise, due to higher raw material costs, higher shipping and logistic costs, and the new import tariffs which began in March 2025.

Operating expenses increased by $174,898 to $2,761,093 compared to expenses of $2,586,195 for the three months ended February 28, 2025. Selling, General and Administrative expenses rose to $1,435,093 from $940,168, which was primarily due to higher professional fees related to the engagement of outside consultants in the period. Wages and Employee Benefits declined to $1,263,765 from $1,564,799 due to a lower headcount during the current quarter. Depreciation and Amortization decreased to $62,235 from $81,228. Interest expense, which was largely due to interest on the line of credit, was ($137,459) compared to interest income of $9,096 in the year-ago quarter. Other income in the current quarter was $Nil compared to income of $306 in the quarter ended February 28, 2025.

Income tax recovery for the three-month period ended February 28, 2026 was $359 compared to recovery of $187,991 in the three months ended February 28, 2025. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended February 28, 2026 was ($1,248,928), or ($0.35) per basic and diluted share, compared to a net loss of ($573,094), or ($0.16) per basic and diluted share, for the quarter ended February 28, 2025.

Six Months Ended February 28, 2026 and February 28, 2025

Sales were $19,190,677 for the six months ended February 28, 2026 compared to sales of $18,321,951 for the six months ended February 28, 2025, which is an increase of $868,726, or 5%.

Sales at JCC rose slightly to $16,515,191 from sales of $16,368,287 for the six months ended February 28, 2025. Some of our customers have not yet fully accepted the higher prices for our products caused by inflation and tariffs, which reduced our sales in the period. Our sales were also negatively affected by the cybersecurity event in October, which hampered our ability to ship products for several weeks. Current sales were assisted by the one-time liquidation of certain pet inventory and the sale of excess cedar fencing. Operating loss at JCC for the six months ended February 28, 2026 was ($4,707,241) compared to an operating loss of ($1,754,365) in the prior six months ended February 28, 2025. Higher raw material, shipping and tariff costs hurt our margins in the current period, which were also negatively affected by the liquidation of the certain pet inventory and excess fencing. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year being slower than the final two quarters of the fiscal year.

Sales at Greenwood increased to $2,675,486 from $1,953,665 for the six months ended February 28, 2025. Demand by municipalities and transit operators has continued to recover from the post-pandemic lows as more workers return to offices. We also added new non-transit industrial customers during the current six months. For the six months ended February 28, 2026, Greenwood had an operating profit of $292,523 compared to an operating loss of ($47,865) for the six months ended February 28, 2025.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had operating loss of ($748,333) compared to operating income of $205,798 for the six months ended February 28, 2025. The results of JC USA are eliminated on consolidation.

Gross margin for the six-month period ended February 28, 2026 was 3.0% compared to 19.2% for the six months ended February 28, 2025. Our margins were negatively affected in the current six months due to higher product, shipping and tariff costs, and the liquidation sales of certain pet inventory and surplus cedar fencing at below cost which was supported by the $2,208,813 in additional inventory write-downs we took during the first quarter. Our sales also shifted to a higher volume of lower margin products.

Operating expenses for the six months ended February 28, 2026 were $5,466,776 compared to $5,138,242, which is an increase of $328,534, or 6%. The increase was due to higher Selling, General and Administrative expenses, which rose to $2,836,128 from $1,749,380 which was primarily due to higher professional fees related to the engagement of consultants to assist us with operations and strategic planning. Wages and Employee Benefits declined 23% to $2,490,803 from $3,226,567 due to a lower employee headcount during the current six months. Depreciation and Amortization decreased to $139,845 from $162,295 for the six months ended February 28, 2025.

Interest expense related to borrowing against the line of credit was ($266,608) in the current six-month period. The prior six month period ended February 28, 2025 had other income of $306, interest income of $31,094 and gain on sale of assets of $800. Income tax expense for the six months ended February 28, 2026 was ($30,015) compared to income tax recovery of $364,621 for the six months ended February 28, 2025. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the six months ended February 28, 2026 was ($5,193,067), or ($1.48) per basic and diluted share, compared to a net loss of ($1,231,811), or ($0.35) per basic and diluted share, for the six months ended February 28, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2026, the Company had working capital of $12,450,122 compared to working capital of $17,026,472 as of August 31, 2025, a decrease of $4,576,350.

Cash and cash equivalents totaled $546,614, an increase of $320,401 from cash of $226,213 as of August 31, 2025. The increase was due to the timing of collection of accounts receivable, which increased to $6,518,143 from $3,863,678, and prepaid expenses, which are largely related to down payments for future inventory purchases, which increased to $1,012,351 from $1,000,439. Inventory declined by $6,289,713, or 40%, to $9,595,876 from $15,885,589 as we sold most of our excess cedar fencing and liquidated certain of our older pet inventory. Prepaid income taxes declined to $167,401 from $180,151.

Current liabilities rose to $6,292,074 from $4,695,620 as bank indebtedness increased to $4,275,261 from $2,101,835. Accounts payable declined to $963,050 from $1,510,173, and accrued liabilities fell slightly to $1,053,763 from $1,083,612.

As of February 28, 2026, accounts receivable and inventory represented 86% of current assets and 74% of total assets compared to 91% of current assets and 78% of total assets as of August 31, 2025.

For the three months ended February 28, 2026, the accounts receivable collection period, or DSO, was 56 compared to 55 for the three months ended February 28, 2025. For the six-month period ended February 28, 2026, the DSO was 61 compared to 55 for the six months ended February 28, 2025. Inventory turnover for the three months ended February 28, 2026 was 117 days compared to 175 days for the three months ended February 28, 2025. For the six months ended February 28, 2026, inventory turnover was 124 days compared to 172 days for the six months ended February 28, 2025.

External sources of liquidity include an asset-based line of credit agreement with Northrim Funding Services (“Northrim”) which we originally established in fiscal 2024. Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. Subsequent to the end of the quarter, we completed a revised borrowing agreement with Northrim. Under the revised agreement, the maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 90% of the maximum eligible accounts and is not to exceed $8,000,000, which was increased from the prior 80% of the net eligible accounts and a $6,000,000 limit. Borrowing against the Company’s inventory was increased to an amount equal to 50% of all eligible inventory from the prior 25%, and the maximum amount the Company may borrow was increased to $6,500,000 from $4,000,000. Amounts provided by Northrim will be secured by certain of the Company’s real estate assets. Proceeds from the sale of any such assets will be used to pay down the credit line. Interest is computed at the prime rate plus 4.75% with floor of 11% and is secured by certain or our assets. The line expires on June 30, 2026. As of February 28, 2026, we have borrowed $4,275,261 against the line at a current interest rate of 11.5%.

During the six months ended February 28, 2026, the Company issued the Company issued 3,782 common shares to officers, directors and employees under the Restricted Share Plan. The value of these shares was $9,077. In December 2025, the Company cancelled 1,788 common shares valued at $8,301 which were previously issued but unvested under the Restricted Share Plan for an employee who left the Company.

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

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through fiscal 2025 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in August 2025. In March 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busier Spring and Summer seasons. As of the end of the most recent fiscal period ended February 28, 2026, the Company has drawn $4,275,261 against this line of credit at a current interest rate of 11.5%.

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

Our management must continually evaluate whether there are conditions or events, considered in the aggregate, that raise significant concerns in our ability to manage our cash flow and our business. Failure to manage our cash inflows and outflows effectively can have a material adverse impact on our operations, ability to order products in a timely manner, and serve our customers effectively. The recent volatile tariff and global trade situation created many challenges for our ability to effectively manage our supply chain, product costs, customer pricing, and overall operations. In light of these developments, we believe that it is essential that we take immediate steps to strengthen our liquidity position to enable us to continue to weather the uncertainties that still exist in the global markets. Accordingly, our management and Board have reformulated our near-term and long-term strategies, which now focus on strengthening our liquidity position, which may involve selling our real estate assets and excess inventory, as well as optimizing our borrowing capacity under our credit line with Northrim or securing alternative financing. We are dependent on our credit line which permits us to borrow funds against accounts receivable and inventory. Although we have successfully agreed with Northrim to increase the amount of credit available to us, we may require additional funding to bolster our cash availability in the future. There can be no assurance that we will be successful in locating additional sources of liquidity in the near term, which, if we cannot, would have a material adverse effect on our ability to operate our business in the normal course and significantly impact our ability to order product for the Spring selling season, which would in turn negatively impact our operations, our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty.

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

Political conflict is resulting in higher fuel and energy prices, which will negatively affect our costs and alter consumer behavior

The current conflict in the Middle East has caused a substantial sudden increase in fuel and energy prices. These increases are impacting shipping and logistic costs, both domestically and internationally. Beginning in April 2026, providers have begun to pass on their higher costs to us through higher rates and fuel surcharges. However, our ability to pass on these higher costs to our customers is limited. Our attempts to increase our selling prices may be resisted by our customers, and even if we are able to successfully increase our prices, those increases may be delayed several months after we first incur the higher costs. Therefore, we may not be able to fully recoup our higher costs. Historically, higher energy prices, in particular gasoline, has had a significant negative effect on consumer purchasing in the United States. As consumers are forced to spend a larger percentage of their income on gasoline and other fuel, their discretionary spending tends to decrease proportionally. This trend may result in decreased demand for our products during this period of high energy prices.

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

For the fiscal year ended August 31, 2025 our top ten customers represented 97% of our total sales. Our single largest customer was responsible for 39% of our total sales and our two largest customers were responsible for 74% of total sales in 2025. We would experience a significant decrease in sales and profitability and would have to cut back our operations, if these customers were lost and could not be replaced. Our top ten customers are located in North America and are primarily in the retail home improvement and pet industries.

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

Our fencing and outdoor products are primarily bought by consumers during the spring and summer. The majority of our revenues and income from these products occur during the third and fourth quarters of our fiscal year (March through August). Demand for these products is highly affected by the weather. Adverse weather, including abnormally wet conditions or unseasonably hot or cold temperatures, can negatively affect demand for our products and cause our customers to delay, or reduce, their orders. This would have a negative effect on our business, results of operations, or financial condition.

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

We believe that the threat actors unlawfully accessed certain computer systems and exfiltrated images of video meetings and computer screens that may contain sensitive information. The threat actors threatened to release this information publicly if we did not provide them with a monetary payment, which we did not. The threat actors have made public certain of our information and that of some of our vendors and customers. However, we do not believe that the threat actor was able to infiltrate the computer systems of any of our customers or vendors, and we have no current evidence that any personally identifiable information of any employees, customers, suppliers or vendors has been compromised

We have taken additional cybersecurity measures in response to this incident including closing off the point of unlawful access and bolstering our cyber defensive capabilities, including use of third-party cybersecurity experts. The costs associated with these activities and the disruption to our operations have largely been covered by our cyber security insurance policy.

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

Although these deficiencies do not rise to the level of material weaknesses and no material weaknesses have been identified, and our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2025, our management is undertaking remediation measures to ensure that our disclosure controls and procedures remain effective. We have implemented new procedures to address the identified issues. However, we cannot guarantee that in the future we will not identify any material weaknesses or significant deficiencies in connection with this ongoing process, which could result in significant expense to remediate any such deficiencies. Additionally, any inability to report our financial results accurately could result in untimely filing of our public reports, a halt in trading of our securities, shareholder lawsuits and regulatory inquiry or investigations.

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

The Company’s common shares currently trade within the NASDAQ Capital Market in the United States. There is limited trading volume in our common shares, and investors could find it difficult to purchase or sell our common stock or experience significant volatility in the price of our common stock.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of February 28, 2026. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company is subject to interest rate risk as it has an asset-based line of credit whose interest rate may fluctuate over time. The Company could be subject to increased interest payments as interest rates may change based on economic conditions, as the interest is computed at the prime rate plus 4.75%, with floor of 11%. As of February 28, 2026, the Company has borrowed $4,275,261 (August 31, 2025 - $2,101,835) at an interest rate of 11.5% under this line of credit.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3.        Defaults Upon Senior Securities

---No Disclosure Required---

Item 4.        Mine Safety Disclosures

---No Disclosure Required---

Item 5.        Other Information

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6.       Exhibits

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation	10-Q	1/13/2014	3.1
3.2	Articles of Incorporation of Jewett-Cameron Company.	10-Q	1/13/2014	3.2
3.3	Articles of Jewett-Cameron Trading Company Ltd.	S-8	12/7/2020	3.3
10.1	Policy for the Recovery of Erroneously Awarded Executive Compensation as adopted on November 17, 2023	10-K	11/28/2023	10.1
10.2	Executive Severance and Change in Control Policy	10-K	12/1/2025	10.2
21	Subsidiaries of the Registrant: Refer to page 18 of this Form 10-Q				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: April 13, 2026	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: April 13, 2026	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer and Corporate Secretary

