Form 10-Q
period 2026-05-31
JEWETT CAMERON TRADING CO LTD
filed 2026-07-14
CIK 885307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 000-19954

JEWETT-CAMERON TRADING COMPANY LTD.
(Exact Name of Registrant as Specified in its Charter)

british columbia	NONE
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32275 N.W. Hillcrest, North Plains, Oregon	97133
(Address Of Principal Executive Offices)	(Zip Code)

(503) 647-0110
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JCTC	NASDAQ Capital Market

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value – 3,520,113 common shares as of July 14, 2026.

Jewett-Cameron Trading Company Ltd.

2

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

(Unaudited – Prepared by Management)

MAY 31, 2026

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	May 31, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,063,801	$226,213
Accounts receivable, net of allowance of $0 (August 31, 2025 - $0)	4,232,247	3,863,678
Inventory, net of allowance of $719,573 (August 31, 2025 - $1,200,000) (note 3)	7,452,636	15,885,589
Assets held for sale (note 4)	901,811	566,022
Prepaid expenses	1,186,176	1,000,439
Prepaid income taxes	204,526	180,151
Tariff refund receivable (note 12)	286,274	—

Total current assets	15,327,471	21,722,092

Property, plant and equipment, net (note 4)	2,967,393	3,643,114

Intangible assets, net (note 5)	110,764	111,389

Deferred tax assets (Note 6)	—	3

Total assets	$18,405,628	$25,476,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,305,959	$1,510,173
Bank indebtedness (note 7)	1,328,270	2,101,835
Accrued liabilities	997,042	1,083,612

Total liabilities	3,631,271	4,695,620

Stockholders’ equity
Capital stock (notes 8, 9) Authorized 21,567,564 common shares, no par value 10,000,000 preferred shares, no par value Issued 3,520,113 common shares (August 31, 2025 – 3,518,119)	830,473	830,003
Additional paid-in capital	852,816	852,510
Retained earnings	13,091,068	19,098,465

Total stockholders’ equity	14,774,357	20,780,978

Total liabilities and stockholders’ equity	$18,405,628	$25,476,598

Subsequent events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Three Month Period Ended May 31,		Nine Month Period Ended May 31,
	2026	2025	2026	2025

SALES	$9,852,338	$12,605,344	$29,043,015	$30,927,295

COST OF SALES	8,078,128	10,716,337	26,698,473	25,528,678

GROSS PROFIT	1,774,210	1,889,007	2,344,542	5,398,617

OPERATING EXPENSES
Selling, general and administrative expenses	1,302,396	1,008,334	4,138,524	2,757,714
Depreciation and amortization	60,408	80,008	200,253	242,303
Wages and employee benefits	1,179,687	1,488,446	3,670,490	4,715,013

	2,542,491	2,576,788	8,009,267	7,715,030

Loss from operations	(768,281)	(687,781)	(5,664,725)	(2,316,413)

OTHER ITEMS
Other income	—	—	—	306
Gain on sale of assets	200	—	200	800
Interest (expense) income	(75,151)	(74,147)	(341,759)	(43,053)
	(74,951)	(74,147)	(341,559)	(41,947)

Loss before income taxes	(843,232)	(761,928)	(6,006,284)	(2,358,360)

Income tax recovery (expense)	28,902	112,294	(1,113)	476,915

Net loss	$(814,330)	$(649,634)	$(6,007,397)	$(1,881,445)

Basic (loss) earnings per common share	$(0.23)	$(0.18)	$(1.71)	$(0.54)

Diluted (loss) earnings per common share	$(0.23)	$(0.18)	$(1.71)	$(0.54)

Weighted average number of common shares outstanding:
Basic	3,520,113	3,518,119	3,519,368	3,512,733
Diluted	3,520,113	3,518,119	3,519,368	3,512,733

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Capital Stock
	Number of Shares	Amount	Additional paid-in capital	Retained earnings	Total

August 31, 2024	3,504,802	$826,861	$795,726	$23,228,557	$24,851,144
Shares issued pursuant to compensation plans (note 9)	13,317	3,142	56,784	—	59,926
Net loss	—	—	—	(1,881,445)	(1,881,445)

May 31, 2025	3,518,119	830,003	852,510	21,347,112	23,029,625

Net loss	—	—	—	(2,248,647)	(2,248,647)

August 31, 2025	3,518,119	830,003	852,510	19,098,465	20,780,978

Shares issued pursuant to compensation plans (note 9)	3,782	892	8,185	—	9,077
Cancellation of common stock (note 9)	(1,788)	(422)	(7,879)	—	(8,301)
Net loss	—	—	—	(6,007,397)	(6,007,397)

May 31, 2026	3,520,113	$830,473	$852,816	$13,091,068	$14,774,357

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(Prepared by Management)

(Unaudited)

	Nine Month Period Ended May 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,007,397)	$(1,881,445)
Items not involving an outlay of cash:
Depreciation and amortization	200,253	242,303
Stock-based compensation expense	776	59,926
Gain on sale of assets	(200)	(800)
Write-off of property, plant and equipment	140,304	—
Deferred income tax expense	3	(561,066)

Changes in non-cash working capital items:
(Increase) in accounts receivable	(368,569)	(3,120,767)
(Increase) decrease in inventory	8,432,953	(2,100,674)
Decrease (increase) in prepaid expenses	(185,737)	186,242
(Increase) in tariff refund receivable	(286,274)	—
Increase (decrease) in accounts payable and accrued liabilities	(290,784)	1,133,160
(Increase) decrease in prepaid income taxes	(24,375)	50,326
Increase in income taxes payable	—	14,426

Net cash provided by (used in) operating activities	1,610,953	(5,978,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of property, plant and equipment	200	800
Purchase of property, plant and equipment	—	(93,384)

Net cash provided by (used in) investing activities	200	(92,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment to) bank indebtedness	(773,565)	2,422,305

Net cash provided by (used in) financing activities	(773,565)	2,422,305

Net (decrease) increase in cash and cash equivalents	837,588	(3,648,648)

Cash and cash equivalents, beginning of period	226,213	4,853,367

Cash and cash equivalents, end of period	$1,063,801	$1,204,719

Supplemental disclosure with respect to cash flows (Note 14)

The accompanying notes are an integral part of these consolidated financial statements.

JEWETT-CAMERON TRADING COMPANY LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

May 31, 2026

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2026, cash and cash equivalents were $1,063,801 compared to $226,213 at August 31, 2025.

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

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

The loss for the three and nine month periods ended May 31, 2026 and 2025 are as follows:

	Three Month Periods ended May 31		Nine Month Periods ended of May 31
	2026	2025	2026	2025

Net (loss)	$(814,330)	$(649,634)	$(6,007,397)	$(1,881,445)

Basic weighted average number of common shares outstanding	3,520,113	3,518,119	3,519,368	3,512,733

Effect of dilutive securities Stock options	—	—	—	—

Diluted weighted average number of common shares outstanding	3,520,113	3,518,119	3,519,368	3,512,733

Comprehensive income (loss)

The Company has no items of other comprehensive income or loss in any period presented. Therefore, net income or loss presented in the consolidated statements of operations equals comprehensive income or loss.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

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

Bank indebtedness - the carrying amount approximates fair value due to the short-term nature of the obligations.

Accounts payable and accrued liabilities - the carrying amount approximates fair value due to the short-term nature of the obligations.

The estimated fair values of the Company's financial instruments as of May 31, 2026 and August 31, 2025 follows:

	May 31, 2026		August 31, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$1,063,801	$1,063,801	$226,213	$226,213
Accounts receivable, net of allowance	4,232,247	4,232,247	3,863,678	3,863,678
Accounts payable and accrued liabilities	2,303,001	2,303,001	2,593,785	2,593,785
Bank indebtedness	1,328,270	1,328,270	2,101,835	2,101,835

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

2.       SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

The following table presents information about the assets that are measured at fair value on a recurring basis as of May 31, 2026 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and included situations where there is little, if any, market activity for the asset.

	May 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,063,801	$1,063,801	$—	$—

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

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

3.       INVENTORY

A summary of inventory is as follows:

	May 31, 2026	August 31, 2025

Pet, fencing, and other products	$6,624,280	$15,132,574
Industrial wood products	828,356	753,015

	$7,452,636	$15,885,589

4.       PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant, and equipment is as follows:

	May 31, 2026	August 31 2025

Office equipment	$684,473	$684,473
Warehouse equipment	1,242,514	1,382,818
Buildings	4,847,859	5,212,847
Land	100,000	158,500
	6,874,846	7,438,638

Accumulated depreciation	(3,907,453)	(3,795,524)

Net book value	$2,967,393	$3,643,114

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

During the first nine months of fiscal 2026 ended May 31, 2026, the Company wrote-off $140,304 in previously capitalized website expenses after management determined the value of the asset was impaired.

In connection with the wind-up of the Company’s JCSC operations, the Company listed for sale in July 2024 its 11.6 acre property that formerly housed operations. The carrying value of this property of $566,022 is recorded as an asset held for sale as of May 31, 2026 ($566,022 – August 31, 2025). During the first nine months of fiscal 2026 ended May 31, 2026, the Company has also listed its currently unused innovation studio property for sale. This property has a carrying value of $335,789 which is included in the amounts of assets held for sale.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

5.       INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	May 31, 2026	August 31, 2025

Intangible assets	131,405	131,405

Accumulated amortization	(20,641)	(20,016)

Net book value	$110,764	$111,389

6.       DEFERRED INCOME TAXES

Deferred income tax asset as of May 31, 2026 of $ Nil (August 31, 2025 - $3) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The existing line of credit expires on June 30, 2026, and we have been working with Northrim to renew the line until June 30, 2027. As of May 31, 2026, the amount outstanding under the line of credit was $1,328,270 (August 31, 2025 - $2,101,835).
14

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

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

The maximum number of Common Shares reserved for issuance under the Plan will not exceed 1% of the issued and outstanding number of Common Shares at the time of adoption or amendment of the Plan. As of May 31, 2026 the maximum number of shares available to be issued under the Plan was 31,399.

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

During the nine-month period ended May 31, 2026, the Company issued 3,782 common shares (nine months ended May 31, 2025 – 13,317 common shares) to officers, directors and employees under the RSA. The value of these shares was $9,077 (2025 - $59,926). In December 2025, the Company cancelled 1,788 common shares previously issued but unvested under the Restricted Share Plan for an employee who left the Company. These shares were valued at $8,301 which has been deducted from stockholder’s equity.

10.       PENSION AND PROFIT-SHARING PLANS

The Company has a deferred compensation 401(k) plan for all employees with at least 6 months of service pending a monthly enrollment period. The plan allows for a non-elective discretionary contribution plus matching employee contributions up to a specific limit. The percentages of contribution remain the discretion of the Board and are reviewed with management annually. For the nine-month periods ended May 31, 2026 and 2025 the 401(k) compensation expenses were $148,266 and $186,114, respectively.
15

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

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

Following is a summary of segmented information for the nine-month periods ended May 31, 2026 and 2025.

	2026	2025

Sales to unaffiliated customers:
Industrial wood products	$3,790,759	$2,658,723
Pet, fencing and other	25,252,256	28,268,572
	$29,043,015	$30,927,295

Income (loss) before income taxes:
Industrial wood products	$426,208	$(68,148)
Pet, fencing and other	(5,142,332)	(2,615,470)
Corporate and administration	(1,290,160)	325,258
	$(6,006,284)	$(2,358,360)

Identifiable Assets:
Industrial wood products	$1,252,215	$1,036,755
Pet, fencing and other	11,460,783	20,745,342
Corporate and administration	5,692,630	7,456,789
	$18,405,628	$29,238,886

Depreciation and amortization:
Industrial wood products	$—	$—
Pet, fencing and other	69,127	62,711
Corporate and administration	131,126	179,592
	$200,253	$242,303

The following table lists sales made by the Company to customers which were in excess of 10% of total sales for the nine months ended May 31, 2026 and 2025:

	2026	2025

Sales	$17,785,867	$22,891,391

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

11.     SEGMENT INFORMATION (cont’d…)

The Company conducts business primarily in the United States, but also has limited amounts of sales in foreign countries. The following table lists sales by country for the nine months ended May 31, 2026 and 2025:

	2026	2025

United States	$28,108,046	$29,747,627
Canada	751,141	736,261
Mexico/Latin America/Caribbean	183,828	443,407

All of the Company’s significant identifiable assets were located in the United States as of May 31, 2026 and 2025.

12.     TARIFF REFUNDS RECEIVABLE

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful and invalid. In March 2026, the U.S. Court of International Trade (“CIT”) directed that those payments deemed invalid would be refunded, including applicable interest, beginning in April 2026.

The Company has filed claims with the US Customs and Border Protection (“CBP”) totaling approximately $904,356 for refunds of tariffs paid under the IEEPA. Of this amount, $16,686 was rejected, and the Company intends to appeal once a process is in place. No receivable has been recorded for this amount. Of the remaining $887,670 accepted by CBP, $286,274 has been recorded as a receivable in the current period, as payment had been initiated during the third quarter but failed for administrative reasons. The remaining $601,396 has not been recognized due to uncertainty regarding the administration of the refund and the timing of any potential payment. The Company will continue to monitor the status of these claims and will recognize additional amounts when the criteria of ASC 450 are met.

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

At May 31, 2026, three customers accounted for accounts receivable greater than 10% of total accounts receivable at 67%. At May 31, 2025, two customers accounted for accounts receivable greater than 10% of total accounts receivable at 78%. The Company controls credit risk through credit approvals, credit limits, credit insurance and monitoring procedures. The Company performs credit evaluations of its commercial customers but generally does not require collateral to support accounts receivable.

Volume of business

The Company has concentrations in the volume of purchases it conducts with its suppliers. For the nine months ended May 31, 2026, there were four suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $10,324,519. For the nine months ended May 31, 2025, there were four suppliers that each accounted for 10% or greater of total purchases, and the aggregate purchases amounted to $16,818,001.

JEWETT-CAMERON TRADING COMPANY LTD. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. Dollars) May 31, 2026 (Unaudited)

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Certain cash payments for the nine months ended May 31, 2026 and 2025 are summarized as follows:

	2026	2025

Cash paid during the periods for:
Interest	$342,374	$77,650
Income taxes	$22,500	$15,000

There were no non-cash investing or financing activities during the periods presented.

15.	SUBSEQUENT EVENTS

a)	In June 2026, the Company and its lender Northrim agreed to modify and renew the Company’s line of credit agreement. Under the revised agreement:

•	Funding limits have been changed to a maximum of $6,000,000 from the prior $8,000,000;
•	Funding of accounts receivable is based on 85% of eligible AR invoices, a decrease from 90% of eligible AR invoices, but an increase from the 80% in the original agreement; and
•	The maximum borrowing limit against eligible inventory (as defined in the agreements) have been decreased to $3,000,000 from $6,500,000.
•	If the Company is successful in selling the former Seed property, the agreement will no longer revert back to the lower advance rates.

The remainder of the terms of the agreement, including the computation of the interest rate, remains unchanged, and the revised line expires on June 30, 2027.

b)	In June 2026, we received approval and payment for our outstanding tariff refund claims and interest totaling $1,008,810. Of the amount received, $286,274 was recorded as a receivable during Q3 2026. Of the other $722,536 received, $601,396 is the remaining accepted IEEPA related claims, $80,092 are post-summary corrections unrelated to the invalided IEEPA claims, and $41,048 is interest, which will be recognized in the quarter received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

These unaudited financial statements are those of the Company and its wholly owned subsidiaries. In the opinion of management, the accompanying consolidated financial statements of Jewett-Cameron Trading Company Ltd., contain all adjustments, consisting only of normal recurring adjustments, necessary to fairly state its financial position as of May 31, 2026 and August 31, 2025 and its results of operations and cash flows for the three and nine month periods ended May 31, 2026 and 2025 in accordance with U.S. GAAP. Operating results for the three and nine month periods ended May 31, 2026 are not necessarily indicative of the results that may be experienced for the fiscal year ending August 31, 2026. Overall, the operating results of JCC are seasonal with the first two quarters of the fiscal year historically being slower than the final two quarters of the fiscal year.

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

We own the patents and manufacturing rights connected with the Adjust-A-Gate® and Fit-Right® products, which are the gate support systems for wood, vinyl, chain link, and composite fences, in addition to our trade secret industry practices and well-known trademarked brands. We believe the ownership of these patents and trademarks is an important competitive advantage for these and certain other products. As of August 31, 2025, the Company owns 7 US Patents and 1 patent application pending in the United States, Canada and Mexico pertaining to its fencing products.

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

Seed Processing and Sales - JCSC

The Company formerly operated agricultural seed processing and sales operations through its Jewett-Cameron Seed Company (“JCSC”) subsidiary. JCSC operated out of a Company-owned 11.6 acre facility located adjacent to North Plains, Oregon. We ended regular operations at JCSC effective August 31, 2023. In July 2024, we listed the JCSC property for sale or lease. The combined size of the buildings is approximately 109,500 square feet. One of the buildings is specialized for the seed industry, while most are metal warehouse buildings with power, allowing a wide array of possible uses. The property is currently zoned “Rural Industrial” (RIND), which allows for use of the existing property, or development of the site, as approved by Washington County. The current listing price of the property to $6.221 million. This is the current asking price, and there is no guarantee the property will sell for this amount, if at all. If we are able to complete a sale, the net proceeds will be reduced by brokers’ commissions, expenses related to the sale, and taxes. The carrying value of this property as reflected in the Company’s financial statements is $566,022 as of May 31, 2026.

Corporate and Administrative Services – JC USA

JC USA is the parent company for Greenwood, JCC and JCSC as described above. JC USA operates out of our offices in North Plains, Oregon and provides professional and administrative services, including warehousing, accounting and credit services, to JCTC’s subsidiary companies.

Company Products

The Company’s mission is to improve the lives of professionals and do-it-yourselfers with innovative products that enrich outdoor spaces. We design, source, commercialize and distribute our products. Some of our products are patent protected and all are well crafted for their quality, performance, and ease to work with.

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

During the period ended May 31, 2026, we applied for the refund of invalidated tariffs we paid under the IEEPA. In June 2026, we received approval and payment for our outstanding tariff claims and interest totaling $1,008,810. Of the amount received, $286,274 was recorded as a receivable during Q3 2026.  Of the remaining $722,536 received, $601,396 is the remaining accepted IEEPA related claims, $80,092 are post-summary corrections unrelated to the invalided IEEPA claims, and $41,048 is interest. An additional $16,686 of our claim was rejected, and we intend to appeal this rejection once an appeal process is in place. However, the total amount of potential refunds we have requested is only a small portion of the overall tariffs we have paid over the prior 12 months, as most were not applied under IEEPA.

Since the Supreme Court ruling, the Presidential Administration has announced its intent to levy new sets of tariffs imposed under a different section of the Trade Act which would not fall under the IEEPA. On February 24th, a new temporary 10% global import duty took effect for 150 days. However, imports covered under Section 232 tariffs, which include the steel and aluminum products, are excluded from this additional 10% rate. On April 2, 2026, the Section 232 steel and aluminum tariffs were adjusted. Previously, a 50% tariff was levied on the original value of the foreign metal in the imported product. Under the new rule, the tariff rates on most imported steel and aluminum products now range from 25 to 50%, but are calculated on the full value of the imported products, which in some cases has increased the amount of tariff due. Some of our other imported products have been reclassified, and tariff rates on those products have been reduced. As a result of the recent changes in tariffs product classifications, the overall tariffs applicable to our product imports has increased slightly compared to our pre-February 2026 costs.

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

Results of Operations

During the third quarter, our operations continued to be hampered by high import tariffs and new inflationary pressures caused by the current conflict in the Middle East. This has negatively affected consumer sentiment and reduced discretionary purchasing. Nevertheless, we have progressed in our goals to focus on our core products and reduce our costs going forward.

Our sales for the third quarter decreased by $2,753,006, or 22% compared to the third quarter of fiscal 2025. In the current nine month period, our sales declined by $1,884,280, or 6%, compared to our sales over the same period of fiscal 2025. The largest contributor to the decline in our sales was from the loss of our cedar fencing supply agreement with a major customer during the current period. Due to the loss of the cedar supply agreement, we sold our excess cedar fencing inventory and, combined with the liquidation of certain pet inventory, our sales were increased by approximately $200,000 in the third quarter and a total of $3.1 million during the current nine-month period, which will not be repeated in future periods.

Our net loss for the third quarter was ($814,330), or ($0.23) per share, and our net loss for the nine months was ($6,007,397), or ($1.71) per share. Several one-time items affected our results in the current third quarter. We received a tariff refund which reduced our cost of goods sold by $286,274. We also adjusted our reserve for obsolete inventory downward by $250,000 and wrote-off an additional $400,000 in lumber inventory. Our nine-month results were also negatively affected by an inventory write-down of $2,208,813 which we took in the first quarter related to the liquidation sales of the excess fencing and certain pet inventory.

Import tariffs remain a substantial negative impact on our costs and revenues. Since the implementation of the additional tariffs beginning in February 2025, our tariff costs have increased substantially. A ruling by the United States Supreme Court in February 2026 invalidated certain tariffs that were imposed under the International Emergency Economic Powers Act (IEEPA). A process for the refund of those tariffs as administered by US Customs and Border Protection (“CBP”) was established in April 2026, and we applied for the refund of invalidated tariffs we paid under the IEEPA. In June 2026, we received approval and payment for our outstanding tariff claims and interest totaling $1,008,810. Of the amount received, $887,670 is for accepted IEEPA related claims, $80,092 are post-summary corrections unrelated to the invalided IEEPA claims, and $41,048 is interest. An additional $16,686 of our claim was rejected, and we intend to appeal this rejection once an appeal process is in place. However, the amount of tariffs we previously paid which are eligible for potential refunds is a small percentage of the overall tariffs we have paid, and continue to pay, under the current tariff rates.

Most of the tariffs levied on our imported goods are unaffected by the Supreme Court ruling and remain in effect, including the 50% Section 232 steel and aluminum tariffs. In February 2026, a new temporary 10% global import duty was enacted, and in April 2026 the Section 232 steel and aluminum tariffs were adjusted. The Section 232 tariffs now range from 25 to 50%, instead of the prior fixed 50% rate, but now the rate is calculated on the full value of the imported products instead of just the metal content. In some cases this adjustment has increased the amount of tariff due. Although the revised rates have reclassified some of our other imported products to lower rate categories, the overall tariffs applicable to our product imports have increased slightly compared to our pre-February 2026 costs.

These tariffs have tremendously disrupted our markets and negatively affected consumer buying habits. Since 2023, we have successfully migrated much of our production from China to other lower-tariffed countries. Although this shift to new suppliers has helped us successfully mitigate some of the tariffs, particularly the China-specific levies, it has increased some our direct costs. It also caused increases to logistical and shipping costs as the supply chains from these alternative countries are currently less developed than from China. These higher costs resulted in a double-digit reduction in overall gross margins across the majority of our product lines, but the reduction to our margins is less than if we retained that production in China that is subject to the higher China specific tariffs.

Our lumber sales in the current nine month period was down 18% compared to the nine months ended May 31, 2025. The decline was due to the termination of our cedar fencing supply agreement by one of our largest fencing customers. We were notified by this customer in November 2025 that they would be terminating the supply agreement in calendar 2026. During the summer of 2025, we obtained additional fencing inventory based on this customer’s forecasted level of sales to ensure we could meet their needs for the remainder of the busy summer season. Unfortunately, this customer’s actual level of fencing sales from that point forward fell short of their forecasts. As a result, we had excess cedar fencing inventory on hand when the customer terminated the agreement. This inventory was not only incurring storage costs and represented a significant drain on our available capital, it also was subject to the potential of weathering or other deterioration which would further erode its value over time. During the first quarter, we took a write-down on its value to reflect our estimates of its current value. During the second quarter we successfully negotiated with the customer for them to purchase the portion of the inventory already present in their distribution facilities at the originally contracted prices. We then sold the remaining excess inventory to a lumber wholesaler. The inventory we sold to the customer at the contracted prices resulted in a small profit, but the other excess inventory was sold below our cost.

The cedar fencing supply agreement had historically represented a significant portion of the Company's consolidated revenue. Although the program operated at comparatively lower profit margins than the Company's other product categories, it did make a positive contribution to operating income. The sale of our excess fencing inventory unlocked a significant amount of stranded capital which we have deployed to the acquisition of inventory of our core products. Management believes that the elimination of the working capital requirements related to the need to maintain the fencing inventory for this customer is expected to improve the Company's liquidity position to provide cash resources for other uses going forward. It will also lessen the need for us to borrow additional amounts under our line of credit.

Sales in our metal fencing were up slightly year-over-year. However, market conditions remain difficult due to the higher consumer prices resulting from the metal tariffs and higher logistic costs, which have also reduced our margins. Increased sales of our Lifetime Steel Post® (LTP) were offset by lower sales for our Adjust-A-Gate, Eurofence, and other fencing products. Our in-store displayer program has successfully driven consumer engagement and higher sales for LTP. We continue to deploy new display units with both existing and new customers. We believe significant growth opportunities remain in the fencing sector, both through the expansion of our existing products into more stores and through new sales channels. We are developing improvements and enhancements to our existing products, and evaluating outside products from third parties that complement our current product lines and to expand our product offerings.

Sales of our pet products continues to struggle, as consumers restrain their discretionary spending and focus their pet spending away from non-consumables, such as our metal crates and kennels. Our pet product sales remain down about 40% year over year. During the third quarter, we continued to liquidate excess pet inventory to recapture some of our product costs and reduce our ongoing warehousing costs. However, a portion of these sales were made below our product costs which depressed our overall margins.

Greenwood revenues increased by 43% compared to the first nine months of fiscal 2025. Demand for transit related products continues to recover from the post-pandemic lows, and the seat shortage that slowed transit construction in fiscal 2025 has been resolved. Our sales have also risen due to a recently added non-transit industrial customer and new product pricing. We will continue to focus on acquiring new customers and expanding our offerings, particularly in non-transit markets. However, as we intend to concentrate our operations on the fence and outdoor segment, we are evaluating strategic alternatives for Greenwood and its industrial wood operations.

In June 2026, we revised and renewed our borrowing agreement with Northrim Funding Services (“Northrim”). With the end of our cedar fencing agreement, we have substantially reduced our need to purchase and maintain significant amounts of lumber inventory. Therefore, we have reduced the maximum draw available under the new line accordingly. Under the new terms, the maximum amounts of Accounts Receivable invoices Northrim will purchase at one time is limited to an amount equal to 85% of the maximum eligible accounts and is not to exceed $6,000,000. Borrowing against the Company’s inventory remains at an amount equal to 50% of all eligible inventory, but the maximum amount the Company may borrow was decreased to $3,000,000 from $6,500,000. The revised maximum more closely aligns with our forecasted inventory going forward. Amounts provided by Northrim continue to be secured by certain of the Company’s real estate assets. Proceeds from the sale of any such assets will be used to pay down the credit line. The line with Northrim will now expire on June 30, 2027. In addition to the revised credit line with Northrim, we are currently evaluating other strategies to strengthen our liquidity position. These strategies may include, but are not limited to, disposition of certain non-core assets and unused real property and seeking additional financing from both the public and private markets through the issuance of equity or debt securities. There can be no assurance that we will be successful in achieving any of these strategies.

An important component of our operating plan is reducing our operating and administrative costs, which includes disposing of our surplus assets to focus on our core product lines. Our wages and employee expenses were 22% lower in the current nine-month period compared to the prior nine-month period as we reduced our employee headcount to concentrate on our core product lines. We also continue our efforts to sell surplus assets, including our surplus seed property and our innovation studio property. Both of these surplus properties are on the market for sale at revised listing prices of $6.221 million and $743,000, respectively. For both properties, these are the current asking prices and there is no guarantee the properties will sell for this amount, if at all. Our selling, general and administrative expenses are higher in the current nine-month period as management and the Board have engaged independent consultants that augment our efforts to return the Company to profitability. These outside professionals have been very constructive in helping us navigate our recent challenges and implementing our strategic plan. We expect we will continue to engage such services for the remainder of fiscal 2026.

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

We are continuing the implementation of our strategic plan to concentrate our resources on our successful fencing and pet product line. Our focus remains on reinforcing our operational strengths while reducing costs where possible in our efforts to increase our sales and margins and return to profitability. However, we anticipate continued challenges to our business in the fourth quarter and into fiscal 2027 due to the high global tariffs, increasing costs, and restrained consumer discretionary spending. Fuel prices have risen dramatically worldwide since the outbreak of miliary action in the Middle East in March 2026, and we are incurring higher shipping and logistic costs as our providers raise their rates and implement fuel surcharges to cover their higher costs. Our ability to quickly pass on these costs to our customers is limited. We expect these rising costs will restrain our margins. In addition, periods of high fuel prices, particularly gasoline, have historically led to significant decreases in discretionary spending by American consumers which may negatively affect demand for our products during this period.

Three Months Ended May 31, 2026 and May 31, 2025

For the three months ended May 31, 2026, sales totaled $9,852,338 compared to sales of $12,605,344 for the three months ended May 31, 2025, which is a decrease of $2,753,006, or 22%. The decline was primarily due to the loss of the cedar fencing supply agreement.

Sales at JCC were $8,737,065 compared to sales of $11,900,284 for the quarter ended May 31, 2025, a decrease of $3,163,219, or 27%. The primary difference in revenue was due to the loss of the cedar fencing supply agreement, which contributed $3.06 million more in sales in the year-ago third quarter compared to the current quarter. Demand for our pet products continues to be weak, but revenue in our LTP and Adjust-a-Gate lines increased, driven by the continued expansion of our in-store displayer program. Operating loss for JCC for the quarter ended May 31, 2026 was ($435,091) compared to a loss of ($861,105) for the quarter ended May 31, 2025.

Sales at Greenwood for the quarter were $1,115,273 compared to sales of $705,059 for the three months ended May 31, 2025, which was an increase of $410,214 or 58%. Demand from transit customers continues to recover from the pandemic lows, and we also are receiving higher sales from non-transit customers. For the three months ended May 31, 2026, Greenwood had an operating profit of $133,684 compared to an operating loss of ($20,283) for the three months ended May 31, 2025.

JC USA is the holding company for the wholly-owned operating subsidiaries. For the quarter ended May 31, 2026, JC USA had a loss before income taxes of ($541,827) compared to income before income taxes of $119,460 for the quarter ended May 31, 2025. The results of JC USA are eliminated on consolidation.

Gross margin for the three months ended May 31, 2026 was 18.0% compared to 15.0% for the three months ended May 31, 2025. Current margins improved due to a higher percentage of metal fencing product sales compared to lower-margin wood fencing in the current quarter.

Operating expenses for the three months ended May 31, 2026 were $2,542,491, which was relatively flat compared to expenses of $2,576,788 in the three months ended May 31, 2025. Wages and employee benefits declined to $1,179,687 from $1,488,446 as we adjusted our employee headcount to better align our costs with our anticipated revenues. Selling, General and Administrative expenses rose to $1,302,396 from $1,008,334 which was primarily due to higher professional fees related to the engagement of outside consultants in the period. Depreciation declined to $60,408 from $80,008. Gain on the sale of assets in the current quarter was $200 compared to $Nil in the period ended May 31, 2025. Interest expense related to borrowing against our line of credit was ($75,151) in the current third quarter compared to expense of ($74,147) in the year-ago quarter.

Income tax recovery for the three months ended May 31, 2026 was $28,902 compared to recovery of $112,294 for the three-month period ended May 31, 2025. The Company estimates income tax expense for the quarter based on combined federal and state rates that are currently in effect.

Net loss for the quarter ended May 31, 2026 was ($814,330), or ($0.23) per basic and diluted share, compared to a net loss of ($649,634), or ($0.18) per basic and diluted share, for the quarter ended May 31, 2025.

Nine Months Ended May 31, 2026 and May 31, 2025

For the nine months ended May 31, 2026, sales totaled $29,043,015 compared to sales of $30,927,295 for the nine months ended May 31, 2025, which is a decrease of $1,884,280, or 6%. The decline was primarily due to the loss of our cedar fencing supply agreement, although revenues were supported by the one-time sales of our excess fencing inventory and liquidation of certain slow-moving pet inventory, and higher sales at Greenwood.

Sales at JCC were $25,252,256 compared to sales of $28,268,572 for the nine months ended May 31, 2025, which is a decrease of $3,016,316, or 11%. Much of the decline was due to the loss of the cedar fencing supply agreement and continued weakness in demand for our pet products. Consumer resistance to higher prices for our products caused by the tariff costs and higher logistics and raw material prices also contributed to weaker demand during the period, as well as the decline in discretionary spending due to inflationary pressures, largely due to sharply higher energy prices. For the current nine-month period, JCC had an operating loss of ($5,142,332) compared to an operating loss of ($2,615,470) for the nine months ended May 31, 2025.

Sales at Greenwood were $3,790,759 in the current nine-month period compared to sales of $2,658,723 for the nine months ended May 31, 2025. This represents an increase of $1,132,036, or 43%. Demand by municipalities and transit operators has continued to recover from the post-pandemic lows as more workers return to offices. We also added new non-transit industrial customers during the current period. Sales in the prior year’s nine-month period were negatively impacted by a vehicle seat shortage which reduced new bus construction. For the nine months ended May 31, 2026, Greenwood had an operating profit of $426,208 compared to an operating loss of ($68,148) for the nine months ended May 31, 2025.

JC USA, the holding company that provides professional and administrative services for the wholly-owned operating subsidiaries had an operating loss of ($1,290,260) for the nine months ended May 31, 2026 compared to operating income of $325,258 for the nine months ended May 31. The results of JC USA are eliminated on consolidation.

Gross margin for the nine-month period ended May 31, 2026 was 8.1% compared to 17.5% for the nine months ended May 31, 2025. Our margins were negatively affected in the current nine months due to higher product, shipping and tariff costs, and the liquidation sales of certain pet inventory and surplus cedar fencing at below cost which was supported by the $2,208,813 in additional inventory write-downs we took during the period.

Operating expenses rose to $8,009,267 from $7,715,030 for the nine months ended May 31, 2025. Selling, General and Administrative expenses increased to $4,138,524 from $2,757,714 which was primarily due to higher professional fees related to the engagement of consultants to assist us with operations and strategic planning. Wages and employee benefits declined to $3,670,490 from $4,715,013 due to the lower employee headcount in the current period. Depreciation and amortization declined to $200,253 from $242,303.

Other items recorded in the current nine-month period include a gain on the sale of assets of $200 and interest expense of ($341,759) which is primarily related to interest on our line of credit. In the comparable nine months of fiscal 2025, we had other income of $306, a gain on sale of assets of $800, and interest expense of ($43,053).

Income tax expense in the current nine-month period was ($1,113) compared to income tax recovery of $476,915 in the prior nine-month period ended May 31, 2025. The Company estimates income tax expense for the period based on combined federal and state rates that are currently in effect.

Net loss for the nine months ended May 31, 2026 was ($6,007,397), or ($1.71) per basic and diluted share, compared to a net loss of ($1,881,445), or ($0.54) per basic and diluted share, for the nine months ended May 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2026, the Company had working capital of $11,696,200 compared to working capital of $17,026,472 as of August 31, 2025, a decrease of $5,330,272.

Cash and cash equivalents totaled $1,063,801, an increase of $837,588 from cash of $226,213 as of August 31, 2025. The increase was due to the timing of collection of accounts receivable, which increased to $4,232,247 from $3,863,678, and prepaid expenses, which are largely related to down payments for future inventory purchases, which increased to $1,186,176 from $1,000,439. Inventory declined by $8,432,953, or 53%, to $7,452,636 from $15,885,589 as we sold most of our excess cedar fencing and liquidated certain of our older pet inventory. Prepaid income taxes rose to $204,526 from $180,151.

Current liabilities declined to $3,631,271 from $4,695,620. Bank indebtedness decreased to $1,328,270 from $2,101,835 as we used cash generated from our liquidation of excess inventory to pay down the line of credit. Accounts payable declined to $1,305,959 from $1,510,173, and accrued liabilities fell to $997,042 from $1,083,612.

As of May 31, 2026, accounts receivable and inventory represented 78% of current assets and 63% of total assets compared to 91% of current assets and 78% of total assets as of August 31, 2025.

For the three months ended May 31, 2026, the accounts receivable collection period, or DSO, was 40 compared to 50 for the three months ended May 31, 2025. For the nine-month period ended May 31, 2026, the DSO was 40 compared to 60 for the nine months ended May 31, 2025. Inventory turnover for the three months ended May 31, 2026 was 98 days compared to 129 days for the three months ended May 31, 2025. For the nine months ended May 31, 2026, inventory turnover was 120 days compared to 152 days for the nine months ended May 31, 2025.

External sources of liquidity include an asset-based line of credit agreement with Northrim Funding Services (“Northrim”) which we originally established in fiscal 2024. Under the terms of the agreement, Northrim will provide short-term operating capital by either purchasing the Company’s accounts receivable invoices (“AR invoices”) or as a loan against our inventory position. Subsequent to period ended May 31, 2026, we extended the borrowing agreement with Northrim until June 30, 2027 under revised terms. Under the revised agreement, the maximum amount of AR invoices Northrim will purchase at one time is limited to an amount equal to 85% of the maximum eligible invoices and is not to exceed $6,000,000. Borrowing against the Company’s inventory is 50% of all eligible inventory, and the maximum amount the Company may borrow is $3,000,000. Amounts provided by Northrim will be secured by certain of the Company’s real estate assets. We would use the proceeds from the sale of any such assets to pay down the credit line. Interest is computed at the prime rate plus 4.75% with floor of 11%. The revised line expires on June 30, 2027. As of May 31, 2026, we have borrowed $1,328,270 against the line at a current interest rate of 11.5%.

During the nine months ended May 31, 2026, the Company issued 3,782 common shares to officers, directors and employees under the Restricted Share Plan. The value of these shares was $9,077. In December 2025, the Company cancelled 1,788 common shares valued at $8,301 which were previously issued but unvested under the Restricted Share Plan for an employee who left the Company.

Current Working Capital Requirements

Based on the Company’s current working capital position, combined with the expected timing of accounts receivable and the capital available under our credit arrangement, the Company is expected to have sufficient liquidity available to meet the Company’s working capital requirements for the next 12 months.

OTHER MATTERS

Inflation

Since fiscal 2021, a number of product costs have increased substantially, including raw materials, energy, and transportation/logistical related costs. These higher costs have negatively affected our gross margins. Historically, we have passed cost increases on to the customer, but the rapid rise of prices over the last several years has resulted in consumers significantly reducing discretionary spending which has made the market much more price sensitive. This has made retailers more reluctant to accept higher prices for our goods which has limited our ability to raise our selling prices quickly enough to match the rate of increase of our costs. Our ability to pass through all of the current increase in our product costs to our customers is somewhat limited and occur after such costs are first incurred. Although management is working to mitigate such cost increases through the new sourcing agreements and modifying logistic agreements, we expect that our gross margins will remain under pressure throughout fiscal 2026 and into fiscal 2027.

The increases in interest rates as a result of the higher level of inflation in the US economy experienced beginning in calendar 2021 and continuing through fiscal 2025 has also had a negative effect on our interest expense charged on any borrowing on our lines of credit. The interest rate on our current line of credit is computed using the Prime Interest Rate, which has risen from 3.25% in January 2022 to approximately 7.50% in August 2025. In March 2025, the Company began drawing against its asset-based line of credit to fund its usual seasonal build of inventory to meet its anticipated needs for the busier Spring and Summer seasons. As of the end of the most recent fiscal period ended May 31, 2026, the Company has drawn $1,328,270 against this line of credit at a current interest rate of 11.5%.

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

Our management must continually evaluate whether there are conditions or events, considered in the aggregate, that raise significant concerns in our ability to manage our cash flow and our business. Failure to manage our cash inflows and outflows effectively can have a material adverse impact on our operations, ability to order products in a timely manner, and serve our customers effectively. The recent volatile tariff and global trade situation created many challenges for our ability to effectively manage our supply chain, product costs, customer pricing, and overall operations. In light of these developments, we believe that it is essential that we take immediate steps to strengthen our liquidity position to enable us to continue to weather the uncertainties that still exist in the global markets. Accordingly, our management and Board have reformulated our near-term and long-term strategies, which now focus on strengthening our liquidity position, which may involve selling our real estate assets and excess inventory, as well as optimizing our borrowing capacity under our credit line with Northrim or securing alternative financing. We are dependent on our credit line which permits us to borrow funds against accounts receivable and inventory. Although we have successfully renewed our agreement with Northrim, we may require additional funding to bolster our cash availability in the future. There can be no assurance that we will be successful in locating additional sources of liquidity in the near term, which, if we cannot, would have a material adverse effect on our ability to operate our business in the normal course and significantly impact our ability to order in advance of our selling season, which would in turn negatively impact our operations, our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern will be subject to a high degree of risk and uncertainty.

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

Although we have reduced our capital budget, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we need to purchase inventory in anticipation of our selling season. If we cannot submit and pay for purchase orders in a timely manner, our ability to provide product and satisfy demand may be impaired. We can provide no assurance that our current liquidity is sufficient to allow us to continue to operate our business or meet our projected operating needs or that we will be able to raise needed capital through real estate, inventory and assets sales. In the event we cannot obtain additional capital or alternative financing on acceptable terms, we may need to reduce the scale of our operations, which may result in curtailing non-profitable business lines and business lines that do not contribute significantly to profitability. If we cannot obtain sufficient liquidity to operate in the normal course, we may be forced to seek protection under the U.S. Bankruptcy Code, including initiating liquidation proceedings thereunder, in which event, our business operations would continue, but under the supervision of the bankruptcy court. It is possible that a trustee would be appointed or elected by creditors to liquidate our assets for distribution in accordance with the priorities established by the bankruptcy code.

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

We are dependent upon third-party manufacturers and suppliers for substantially all of our products

We do not have any manufacturing capabilities and rely on a limited number of contract manufacturers located outside the United States for the majority of our products. Our reliance on contract manufacturers involves certain risks, including:

•	Production disruptions or delays at the factory as a result of political instability, labor unrest, mechanical issues, natural disasters, or pandemic outbreaks;
•	Capacity constraints;
•	Inability to control the quality of the finished products;
•	Inability to control manufacturing and delivery schedules; and
•	Inability to supply products due to increased costs related to imposition of significant tariffs and geo-political events around the globe.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company does not have any derivative financial instruments as of May 31, 2026. However, the Company is exposed to interest rate risk.

The Company’s interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash.

The Company is subject to interest rate risk as it has an asset-based line of credit whose interest rate may fluctuate over time. The Company could be subject to increased interest payments as interest rates may change based on economic conditions, as the interest is computed at the prime rate plus 4.75%, with a floor of 11%. As of May 31, 2026, the Company has borrowed $1,328,270 (August 31, 2025 - $2,101,835) at an interest rate of 11.5% under this line of credit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

---No Disclosure Required---

Item 3. Defaults Upon Senior Securities

---No Disclosure Required---

Item 4. Mine Safety Disclosures

---No Disclosure Required---

Item 5. Other Information

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Amended and Restated Articles of Incorporation of Jewett-Cameron Lumber Corporation	10-Q	1/13/2014	3.1
3.2	Articles of Incorporation of Jewett-Cameron Company.	10-Q	1/13/2014	3.2
3.3	Articles of Jewett-Cameron Trading Company Ltd	S-8	12/7/2020	3.3
10.1	Policy for the Recovery of Erroneously Awarded Executive Compensation as adopted on November 17, 2023	10-Q	2/28/2023	10.1
10.2	Executive Severance and Change in Control Policy	10-K	12/1/2025	10.2
21	Subsidiaries of the Registrant: Refer to page 19 of this Form 10-Q				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Chad Summers				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, Mitch Van Domelen				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Chad Summers				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., 1350 (Section 906 of the Sarbanes-Oxley Act), Mitch Van Domelen				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jewett-Cameron Trading Company Ltd.

(Registrant)

Date: July 14, 2026	/s/ “Chad Summers”
Chad Summers, President and Chief Executive Officer

Date: July 14, 2026	/s/ “Mitch Van Domelen”
Mitch Van Domelen, Chief Financial Officer and Corporate Secretary

